Form 10-K
period 2022-12-31
BRISTOL MYERS SQUIBB CO
filed 2023-02-14
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(212) 546-4200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,133,779,907 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $164,301,052,839. Bristol-Myers Squibb Company has no non-voting common equity. At February 7, 2023, there were 2,098,775,978 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2022 with the U.S. Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
December 31, 2022
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this 2022 Form 10-K.

PART I

Item 1.	BUSINESS.
General

Bristol-Myers Squibb Company ("we", the "Company", or "BMS") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger.

We continue to operate in one segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. We expect that our acquisitions of MyoKardia in 2020 and Turning Point in 2022 will further position us as a leading biopharmaceutical company, expanding our precision oncology and cardiovascular portfolios with several near-term assets and additional external partnerships. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular and neuroscience. Our priorities are to continue to renew and diversify our portfolio through launching our new product portfolio, advancing our early, mid and late-stage pipeline, and executing disciplined business development. We remain committed to strengthening our balance sheet and returning capital to shareholders. For a further discussion of our strategy initiatives, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategy.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. We have significant manufacturing operations in the U.S., Puerto Rico, Ireland and Switzerland. Most of our revenues come from products in the following therapeutic classes: hematology, oncology, cardiovascular and immunology.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
United States	69%	63%	63%
International	29%	35%	36%
Other(a)	2%	2%	1%
Total Revenues	$46,159	$46,385	$42,518
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Refer to the Summary of Abbreviated Terms at the end of this 2022 Form 10-K for definitions of capitalized terms used throughout the document.

Acquisitions, Divestitures, Licensing and Other Arrangements

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

Products, Intellectual Property and Product Exclusivity

Our pharmaceutical products include chemically-synthesized or small molecule drugs, products produced from biological processes, called “biologics” and chimeric antigen receptor (CAR) T-cell therapies. Small molecule drugs are typically administered orally in the form of a tablet or capsule, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by intravenous infusion. CAR-T therapies are administered to patients by intravenous infusion.

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

Opdivo®    Opdivo (nivolumab), a biological product, is a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. Opdivo has received approvals for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

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

Yervoy®    Yervoy (ipilimumab), a biological product that is a CTLA4 immune checkpoint inhibitor. Yervoy is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

Empliciti®    Empliciti (elotuzumab), a biological product that targets the SLAMF7 protein expressed on natural killer cells (NKC) and myeloma cells. Empliciti is a humanized monoclonal antibody for the treatment of multiple myeloma.

Reblozyl®    Reblozyl (luspatercept-aamt), a biological product, is an erythroid maturation agent indicated for the treatment of anemia in adult patients with transfusion dependent and non-transfusion dependent beta thalassemia and for the treatment of anemia failing an erythropoiesis stimulating agent (“ESA”) in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

Abecma®    Abecma (idecabtagene vicleucel) is a B-cell maturation antigen-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.

Opdualag®    Opdualag (nivolumab and relatlimab-rmbw) is a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

Zeposia®    Zeposia (ozanimod) is an oral immunomodulatory drug used to treat moderately to severely active UC and relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults.

Breyanzi®    Breyanzi (lisocabtagene maraleucel) is a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after one or more lines of systemic therapy, including diffuse large B-cell lymphoma not otherwise specified, high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B.

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

Camzyos®    Camzyos (mavacamten) is a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic obstructive HCM to improve functional capacity and symptoms.

Sotyktu®            Sotyktu (deucravacitinib) is an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

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

Market exclusivity is also sometimes influenced by regulatory data protection ("RDP") exclusivity rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., EU, Japan and certain other countries, RDP exclusivity rights are offered as incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can provide a market exclusivity period on a product that expires beyond the patent term.

The U.S., EU and Japan each provide RDP, a period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. In certain markets where patent protection and other forms of market exclusivity may have expired, RDP can be of particular importance. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of RDP exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator. When these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often substantial and rapid declines in the sales of the original innovative product. For further discussion of the impact of generic medicines on our business, refer to “—Competition” below.

Specific aspects of the law governing market exclusivity and RDP for pharmaceuticals vary from country to country. The following summarizes key exclusivity rules in markets representing significant sales:

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

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical product, the company files an NDA. If the medicine is a biological product, a BLA is filed. Both types of applications can receive certain periods of regulatory exclusivity. An NDA or a BLA for a compound that is designated as an orphan drug can receive seven years of exclusivity for an orphan drug indication. During this period, the FDA generally may not approve another application for the same drug product for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical studies are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity. The type of application filed (NDA or BLA) can affect RDP exclusivity rights as discussed below.

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

Medicines approved under an NDA can also receive several types of RDP. An innovative chemical pharmaceutical product is entitled to five years of RDP in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its ANDA after the fourth year of the five-year RDP period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in, for example, a new formulation or a new route of administration, but not for the drug itself, or for a new indication on the basis of new clinical studies, may receive three years of RDP for that formulation, route of administration, or indication. Our marketed chemical products include Eliquis, Pomalyst, Sprycel, Zeposia, Onureg, Inrebic, Camzyos, and Sotyktu.

Biologic products (includes CAR-T cell therapy products)

The U.S. healthcare legislation enacted in 2010 created an approval pathway for biosimilar versions of innovative biological products that did not previously exist. Prior to that time, innovative biologics had essentially unlimited regulatory exclusivity. Under the new regulatory mechanism, the FDA can approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full BLA. After an innovator has marketed its product for four years, any manufacturer may file an application for approval of a “biosimilar” version of the innovator product. However, although an application for approval of a biosimilar version may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of RDP, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA.

The increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions may limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of all of these developments, among others, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Our marketed biologic products include Opdivo, Orencia, Yervoy, Empliciti, Reblozyl, Abecma, Opdualag and Breyanzi.

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

Throughout the EU, all products for which marketing authorizations have been filed after October/November 2005 are subject to an “8+2+1” RDP regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments.

In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after RDP expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant.

In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and RDP. In addition to the relevant legislation and annexes related to biologic medicinal products, the EMA has issued guidelines that outline the additional information to be provided for biosimilar products, also known as generic biologics, in order to review an application for marketing approval.

Japan

In Japan, medicines of new chemical entities are generally afforded eight years of RDP for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after RDP and patent expirations. As in the U.S., patents in Japan may be extended to compensate for the patent term lost during the regulatory review process.

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

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or data exclusivity) is currently estimated to occur in the U.S., the EU and Japan (the “estimated minimum market exclusivity date”). We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country revenues are not significant outside the U.S., the EU and Japan. Generally, the estimated minimum market exclusivity date in the table below pertain to the end of RDP or the Composition of Matter (“COM”) patent expiration for the respective products and patent term restoration (“PTR”) if granted. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical study data to obtain marketing approval prior to the expiration of RDP.

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

	Estimated Minimum Market Exclusivity Date
	U.S.	EU(o)	Japan
Abecma (idecabtagene vicleucel)	2036	2035	2035
Abraxane (paclitaxel)(a)	^^	^^	^^
Breyanzi (lisocabtagene maraleucel)(b)	2033	2033	2033
Camzyos (mavacamten)(c)	2034	++	++
Eliquis (apixaban)(d)	2026	^^	2026
Empliciti (elotuzumab)	2029	2029	2029
Inrebic (fedratinib)(e)	2026	2031	++
Onureg (azacitidine)(f)	2027	^^	++
Opdivo (nivolumab)	2028	2030	2031
Opdualag (nivolumab and relatlimab-rmbw)(g)	2034	2033	++
Orencia (abatacept)(h)	^^	^^	^^
Pomalyst/Imnovid (pomalidomide)(i)	^^	2024	^^
Reblozyl (luspatercept-aamt)(j)	2031	2030	++
Revlimid (lenalidomide)(k)	^^	^^	^^
Sotyktu (deucravacitinib)(l)	2033	++	2033
Sprycel (dasatinib)(m)	^^	^^	^^
Yervoy (ipilimumab)	2025	2026	2025
Zeposia (ozanimod)(n)	2029	2030	++

^^    See product footnote for more information.
++    We do not currently market the product in the country or region indicated.
(a)    For Abraxane in the U.S., based on settlements, certain generics were permitted to enter the market in 2022. In the EU, generics have entered the market. For Japan, the estimated minimum market exclusivity date is 2023 based on a method of use patent.
(b)    For Breyanzi in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2034.
(c)    For Camzyos in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036.
(d)    For Eliquis, in the U.S., two patents listed in the FDA Orange Book, the composition of matter patent claiming apixaban specifically (expiring 2026) and a formulation patent (expiring 2031), were challenged by numerous generic companies. BMS, along with its partner Pfizer, settled with a number of these generic companies (settled generic companies) while continuing to litigate against three remaining generic companies (remaining generic companies). In August 2020, the U.S. District Court for the District of Delaware decided that the two challenged Eliquis patents are both valid and infringed by the remaining generic companies. The remaining generic companies appealed, and in September 2021 the U.S. Court of Appeals for the Federal Circuit upheld the decision with respect to both patents. Under the terms of previously executed settlement agreements with the settled generic companies, the permitted date of launch for the settled generic companies under these patents is April 1, 2028, subject to additional challenges. In the EU, the apixaban composition of matter patents and related Supplementary Protection Certificates (“SPCs”) expire in 2026. Generics have challenged the composition of matter patents and related SPCs in various jurisdictions and trials have taken place, or are scheduled to take place, in certain European countries. While these legal proceedings are pending, generic manufacturers have begun marketing generic versions of Eliquis in the UK and the Netherlands and may seek to market generic versions of Eliquis in other European countries prior to the expiration date of apixaban patents and related SPCs. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(e)    For Inrebic in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2031. In the EU, the estimated minimum market exclusivity date is based on RDP exclusivity.
(f)    For Onureg in the U.S., the estimated minimum market exclusivity date of 2027 is based on seven years of orphan drug exclusivity. Formulation patents covering Onureg expire in 2030 in the U.S., and in 2029 in the EU and Japan. In the U.S., Accord Healthcare Inc. has challenged the formulation patent, which is listed in the FDA Orange Book, and litigation is ongoing. In the EU, three formulation patents (EP 2,299,984; EP 2,695,609; and EP 3,692,983) cover Onureg and they are in pending opposition proceedings. The EPO Opposition Division found two of these formulation patents invalid, and the decisions are being or will be appealed. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(g)    For Opdualag in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In the EU, an SPC application is pending and, if granted, the estimated patent expiry will be 2037.
(h)    BMS is not aware of an Orencia biosimilar on the market in the U.S., EU or Japan. Formulation and additional patents expire in 2026 and beyond.
(i)    For Pomalyst in the U.S., we currently do not expect generic entry prior to the first quarter of 2026. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information. For Europe, the estimated minimum market exclusivity date is based on RDP exclusivity. For Japan, the estimated minimum market exclusivity date is 2026 based on a method of use patent.
(j)    For Reblozyl in the U.S. and Europe, the estimated minimum market exclusivity date is based on RDP exclusivity. In the U.S., a PTR application on a method of treatment patent is pending and if granted, the estimated patent expiry will be 2033. In the EU, an SPC application on a method of treatment patent is pending and if granted, the estimated patent expiry will be 2034.
(k)    For Revlimid, in the U.S., as part of the settlement with Natco Pharma Ltd. (“Natco”) and its partners and affiliates, Natco was granted a volume-limited license to sell generic lenalidomide in the U.S. commencing in March 2022. Certain other generic companies have been granted volume-limited licenses to sell generic lenalidomide in the U.S. beginning on confidential dates that are sometime after the March 2022 volume-limited license date provided to Natco. Natco and certain other generics have begun marketing generic lenalidomide products in the U.S. pursuant to those volume-limited licenses. In addition, Natco and other generic companies have been granted licenses to sell generic lenalidomide in the U.S. without volume limitation beginning on January 31, 2026. In the EU, licenses have been granted to third parties to market generic lenalidomide products prior to expiry of our patent and supplementary protection certificate (“SPC”) rights in the UK beginning on January 18, 2022, and in various other major market European countries (e.g., France, Germany, Italy and Spain) where our SPC is in force beginning on February 18, 2022. In Japan, the composition of matter patent expired in July 2022, however BMS is not aware of any generic approvals. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(l)    For Sotyktu in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In Japan, a PTR application is also pending and, if granted, the estimated patent expiry will be 2037.
(m)    For Sprycel, in the U.S., BMS entered into settlement agreements with Apotex Inc. and certain other generic companies regarding patents covering certain polymorphic forms of dasatinib whereby the generic companies can launch their generic dasatinib ANDA products in September 2024, or earlier in certain circumstances. Lawsuits filed by BMS are pending against other companies that filed 505(b)(2) NDA applications containing paragraph IV certifications seeking approval of dasatinib products in the U.S. In the EU, the EPO’s Opposition Division upheld the validity of the patent directed to the use of dasatinib to treat CML, which expires in 2024; however, further to settlement agreements certain generics have already launched generic dasatinib for all approved indications. In Japan, the composition of matter patent has been extended to 2024 for the treatment of non-imatinib-resistant CML, but generics have been approved for other indications. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(n)    For Zeposia, in the U.S., a PTR application is pending and if granted, the estimated patent expiry will be 2033. In the EU, the estimated minimum market exclusivity date is based on RDP exclusivity. In the EU, an SPC application is pending and, if granted, the estimated patent expiry will be 2034.
(o)    Estimated minimum market exclusivity dates for EU countries are based on France, Germany, Italy, Spain and the UK.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology, including lung, bladder, renal, gastric and esophageal, head and neck, colorectal, melanoma tumor types; hematology and cell therapy, including multiple myeloma, lymphoma, and chronic lymphocytic leukemia; immunology including relapsing multiple sclerosis, psoriasis, lupus, rheumatoid arthritis and inflammatory bowel disease; cardiovascular, including cardiomyopathy, heart failure and thrombotic disorders; and fibrotic disease, specifically lung and liver. We also continue to analyze and may selectively pursue promising leads in other areas. Our R&D pipeline includes potential medicines in various modalities including small (chemically manufactured) molecules and large (protein) molecules—also known as biologics—and also degraders, T-cell and NK-cell engagers, millamolecules, antibody drug conjugates, cellular therapies and gene therapies. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

We consider our registrational studies to be our significant R&D programs. These programs may include both investigational compounds in Phases II and III development for initial indications, or marketed products that are in development for additional indications or formulations. Substantial components of our R&D program strategy include expanding our portfolio of marketed products in hematology, immunology, cardiovascular and IO, and other agents in both first and second-line therapy with new indications.

Drug development is time consuming, expensive and risky. The R&D process (i.e., target identification to major market approval) typically takes about fourteen years. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2017-2021, approximately 89% of small molecules that enter Phase I development fail to achieve regulatory approval. Small molecules that enter Phase II development have a failure rate of approximately 75% while approximately 24% of Phase III small molecules fail to achieve approval. For biologics, the failure rate is approximately 87% from Phase I development, approximately 71% from Phase II development and approximately 29% from Phase III.

R&D expenses include the costs of discovery research, preclinical development, early-stage and late-stage clinical development, drug formulation, post-commercialization and medical support of marketed products, and proportionate allocations of enterprise-wide costs. Acquired IPRD include upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. R&D expenses were $9.5 billion in 2022, $10.2 billion in 2021 and $10.0 billion in 2020. Acquired IPRD expenses were $815 million, $1.2 billion and $12.5 billion in 2022, 2021 and 2020, respectively. In 2020, Acquired IPRD included an $11.4 billion charge resulting from the MyoKardia acquisition.

We manage our R&D programs on a product portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 45% of our annual R&D expenses in 2022. Opdivo is the only individual investigational compound or marketed product to represent 10% or more of our R&D expenses in 2022.

Our drug discovery and development work takes place across a network of state-of-the-art facilities worldwide. We have continued our investment in our existing sites and the expansion of our manufacturing capabilities. For example, we expanded our Lawrenceville, New Jersey site in 2020 and are opening a new R&D facility in Cambridge, Massachusetts (planned for 2023) and San Diego, California (planned for 2025). In addition, in support of our continued investment in our cell therapy portfolio, we are expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts and Leiden, Netherlands.

We supplement our internal drug discovery and development programs with acquisitions, alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. We have a broad early-to-mid stage pipeline with over 50 unique assets in clinical development. Our pipeline was built by coupling internal research and development programs with a distributed research and development model, which focused on identifying and supporting the development of disruptive and innovative therapies outside the company through a broad network of external partnerships. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our clinical studies and approved indications for our marketed products in the related therapeutic area as of February 2, 2023. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

HEMATOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Additional Indications
OPDIVO
--Hematologic Malignancies

Investigational Compounds
alnuctamab BCMA TCE
--Relapsed/Refractory Multiple Myeloma
Anti-SIRPα
--Hematologic Malignancies
BCMA ADC^
--Relapsed/Refractory Multiple Myeloma
BCMA NKE
--Relapsed/Refractory Multiple Myeloma
BET Inhibitor (CC-90010)^
--Hematologic Malignancies
CD33 NKE
--Relapsed/Refractory Multiple Myeloma
CD47xCD20
--Non-Hodgkin's Lymphoma
CK1α Degrader
--Hematologic Malignancies
GPRC5D CAR-T
--Relapsed/Refractory Multiple Myeloma
GSPT1 CELMoD (CC-90009)^
--Relapsed/Refractory Acute Myeloid Leukemia
iberdomide^
--1L Diffuse Large B-cell Lymphoma
--3L+ Follicular Lymphoma
--Relapsed/Refractory Non-Hodgkin Lymphoma
--Large B-cell Lymphoma

Additional Indications
ABECMAª
--1-4L+ Multiple Myeloma
BREYANZI
--3L+ Chronic Lymphocytic Leukemia
--3L+ Follicular Lymphoma
--3L+ Marginal Zone Lymphoma
--3L+ Mantle Cell Lymphoma
ONUREG
--Low-to-Intermediate risk MDS
OPDIVOª + EMPLICITIª
--Relapsed/Refractory Multiple Myeloma
REBLOZYLª
--A-Thalassemia SubQ
IDHIFA
--1L Acute Myeloid Leukemia

Investigational Compounds
A/I CELMoD (CC-99282)^
--Relapsed/Refractory Non-Hodgkin Lymphoma
BET Inhibitor (BMS-986158)
--Hematologic Malignancies
iberdomide
--Newly-Diagnosed Multiple Myeloma

Additional Indications
ABECMAª
--3-5L Multiple Myeloma
INREBIC
--MF Previously treated with Ruxolitinib
REBLOZYLª
--1L TD MDS Associated Anemia
--1L TD MF Associated Anemia

Investigational Compounds
iberdomide
--2L+ Multiple Myeloma
mezigdomide (CC-92480)
--2L+ Multiple Myeloma

ABECMA
--5L+ Relapsed/Refractory Multiple Myeloma
--4L+ Relapsed/Refractory Multiple Myeloma
BREYANZI
--2L Large B-cell Lymphoma
--3L+ Large B-cell Lymphoma
EMPLICITIª + POMALYST/IMNOVID
--Relapsed/Refractory Multiple Myeloma
EMPLICITIª + REVLIMID
--Relapsed/Refractory Multiple Myeloma
IDHIFA
--Relapsed/Refractory Acute Myeloid Leukemia
INREBIC
--Myelofibrosis
ONUREG
--Post-Induction Acute Myeloid Leukemia Maintenance
OPDIVOª
--Advanced Hodgkin Lymphoma
POMALYST/IMNOVID
--Multiple Myeloma
--Relapsed/Refractory Multiple Myeloma
--AIDS related Kaposi Sarcoma
--HIV-negative Kaposi Sarcoma
REBLOZYLª
--Transfusion-Dependent Beta-Thalassemia
--MDS Previously treated with ESA
REVLIMID
--1L Multiple Myeloma
--Mantle Cell Lymphoma
--MDS
--Multiple Myeloma
--Previously treated Follicular Lymphoma
--Relapsed/Refractory Adult T-cell Leukemia/Lymphoma
SPRYCEL
--1L CML
--Pediatric ALL
--Refractory CML

ONCOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Additional Indications
OPDIVOª
--Solid Tumors
OPDIVOª + YERVOYª
--Solid Tumors

Investigational Compounds
AHR Antagonist^
--Solid Tumors
Anti-CCR8^
--Solid Tumors
Anti-ILT4^ª
--Solid Tumors
AR-LDD^
--Solid Tumors
Anti-NKG2A^
--Solid Tumors
Claudin 18.2 ADCª
--Advance Solid Tumors
CD3xPSCA Bispecific
--Solid Tumors
DGK Inhibitor
--Solid Tumors
JNK Inhibitor
--Solid Tumors
LSD1 Inhibitor^
--Solid Tumors
MAGE A4/8 TCERª
--Solid Tumors
SHP2 Inhibitorª^
--Solid Tumors
TGFβ Inhibitor^
--Solid Tumors
TIGIT Bispecificª
--Solid Tumors

Additional Indications
OPDIVOª
--Solid Tumors
--2L CRC
--Pan Tumor TMB High
OPDIVOª + YERVOYª
--Solid Tumors
--2L Metastatic Castration-Resistant Prostate Cancer
OPDIVOª + CDK4/6 Inhibitor
--Neoadjuvant ER+/HER2- Breast
 nivolumab + relatlimab
--1L Stage IV NSCLC
--1L/2L Hepatocellular carcinoma

Investigational Compounds
Anti-CTLA-4 NF Probody Therapeutic
--Solid Tumors
Anti-Fucosyl GM1^
--Solid Tumors
Anti-IL8^
--Solid Tumors
Anti-TIGIT^
--Solid Tumors
BET Inhibitor (CC-90010)^
--Solid Tumors
farletuzumab-ecteribulinª
--Solid Tumors
repotrectinib
--ROS1 NSCLC
--NTRK Pan Tumor

Additional Indications
OPDIVOª
--Peri-adjuvant Muscle Invasive Urothelial Carcinoma
--Adjuvant Gastric Cancer
--Adjuvant HCC
--Adjuvant Melanoma
--1L Metastatic Castration-Resistant Prostate Cancer
--Peri-adjuvant NSCLC Stage IB-IIIA Adjuvant NSCLC#
OPDIVOª + YERVOYª
--1L Bladder Cancer
--1L HCC
--1L+ MSI-High CRC h
--Adjuvant RCC
--Stage III Unresectable NSCLC
OPDUALAG (fixed dose nivolumab + relatlimab)ª
--Adjuvant Melanoma
--2L+ Microsatellite Stable Metastatic CRC
--1L Melanoma SubQ

Investigational Compounds
subcutaneous nivolumab + rHuPH20ª
--2L RCC
--Adjuvant Melanoma

ABRAXANE
--Breast
--Gastric
--Locally Advanced or Metastatic NSCLC
--Metastatic Breast Cancer
--NSCLC
--Pancreatic
--Unresectable Pancreatic
OPDIVOª
--1L Metastatic Melanoma
--1L Gastric
--Esophageal Squamous Cell Carcinoma
--1L Esophageal
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
--Previously treated Metastatic Urothelial Cancer
--Previously treated Esophageal Cancer
--Neoadjuvant NSCLC
OPDIVOª + cabozantinibª
--Metastatic RCC
OPDIVOª + YERVOYª
--1L Metastatic Melanoma
--1L Mesothelioma
--1L NSCLC
--1L RCC
--Previously treated Metastatic MSI-High CRC
--Previously treated HCC
--1L Esophageal
--1L Gastric
OPDUALAG (fixed dose nivolumab + relatlimab)
--1L Melanoma
YERVOYª
--Adjuvant Melanoma
--Metastatic Melanoma

IMMUNOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds
afimetoran (TLR7/8 Inhibitor)
--Cutaneous Lupus Erythematosus
Anti-CD40
--Autoimmune Disease
RIPK1 Inhibitor
--Autoimmune Disease
IL2-CD25
--Autoimmune Disease
PKCθ Inhibitor
--Autoimmune Disease
TYK2 Inhibitor
--Autoimmune Disease
	Additional Indications SOTYKTU (deucravacitinib) --Crohn's Disease --Alopecia Areata --Ulcerative Colitis --Discoid Lupus Erythematosus Investigational Compounds Afimetoran --Systemic Lupus Erythematosus	Additional Indications SOTYKTU (deucravacitinib) --Psoriatic Arthritis --Systemic Lupus Erythematosus ZEPOSIA --Crohn’s Disease Investigational Compounds cendakimab --Eosinophilic Esophagitis
ORENCIA
--Active Polyarticular JIA
--Early Rheumatoid Arthritis
--JIA Intravenous
--JIA Subcutaneous
--Psoriatic Arthritis
--RA Auto injector
--RA Intravenous
--RA Subcutaneous
--Acute Graft versus Host Disease
SOTYKTU (deucravacitinib)
--Moderate-to-Severe Psoriasis
ZEPOSIA
--Relapsing Multiple Sclerosis
--Moderate-to-Severe Ulcerative Colitis

CARDIOVASCULAR

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds Factor XIa Inhibitorª --Thrombotic Disorders
Additional Indications
CAMZYOS (mavacamten)
--Heart Failure with Preserved Ejection Fraction (HFpEF)

Investigational Compounds
Cardiac Myosin Inhibitor (MYK-224)
--Obstructive Hypertrophic Cardiomyopathy
danicamtiv
--Genetic Dilated Cardiomyopathy
Additional Indications CAMZYOS (mavacamten) --Non-obstructive Hypertrophic Cardiomyopathy milvexianª --Secondary Stroke Prevention (SSP)#
CAMZYOS (mavacamten)
--Symptomatic Obstructive Hypertrophic Cardiomyopathy
ELIQUISª
--Stroke Prevention in Atrial Fibrillation
--Venous Thromboembolism Prevention
--Orthopedic Surgery
--Venous Thromboembolism Treatment

FIBROTIC DISEASES

PHASE II

Investigational Compounds HSP47ª --Non-Alcoholic Steatohepatitis LPA1 Antagonist --Pulmonary Fibrosis

NEUROSCIENCE

PHASE I

Investigational Compounds Anti-Tauª --Neuroscience BTK Inhibitor --Neuroscience eIF2b Activatorª --Neuroscience FAAH/MGLL Dual Inhibitor --Neuroscience

Note: Above pipeline excludes clinical collaborations
ª
Development Partnerships: ABECMA (ide-cel): 2seventy bio; AHR: Ikena Oncology; Anti-Tau: Prothena; CAMZYOS in China, Singapore, Thailand, Macau, HK, Taiwan: LianBio; Claudin 18.2 ADC: LaNova Medicines; CD3xPSCA: Avencell; eIF2b Activator: Evotec; ELIQUIS: Pfizer; EMPLICITI: AbbVie; farletuzumab ecteribulin: Eisai; HSP47: Nitto Denko Corporation; rHuPH20: Halozyme; IDHIFA: Servier; MAGEA4/8 TCER: Immatics; milvexian: Janssen Pharmaceuticals, Inc.; OPDIVO, YERVOY, OPDUALAG: Ono; REBLOZYL: Merck; SHP2 Inhibitor: BridgeBio Pharma; TIGIT Bispecific: Agenus; PKCθ Inhibitor: Exscientia

^	Trial(s) exploring various combinations
#	Partner-run study

The following are our registrational study readouts anticipated through 2023/2025:

Oncology				Hematology
Asset	Tumor	Trial	Timing	Asset	Disease	Trial	Timing
Opdivo + Yervoy	1L HCC	CM-9DW	2024/25	Breyanzi	3L+ CLL	TRANSCEND-CLL	2023
Opdivo + Yervoy	1L+ MSI High CRC	CM-8HW	2024/25		3L+ Follicular Lymphoma	TRANSCEND-FL	2023
Opdivo + Yervoy	Adj. HCC	CM-9DX	2024/25	Reblozyl	1L Myelofibrosis	INDEPENDENCE	2024/25
Opdivo + Yervoy	Stage III Unresectable NSCLC	CM-73L	2024/25
Opdivo	Peri-adjuvant MIBC	CM-078	2024/25	Immunology
Opdivo	1L mCRPC	CM-7DX	2023	Asset	Disease	Trial	Timing
Opdivo	Peri-adjuvant NSCLC	CM-77T	2024/25	Zeposia	Moderate to Severe Crohn’s Disease	YELLOWSTONE	2024/25
Opdivo	Stage IB-IIIA Adjuvant NSCLC	ANVIL*	2024/25	Sotyktu	PsA	IM011-054/-055	2024/25
Opdualag	2L+ MSS mCRPC	RELATIVITY-123	2024/25	cendakimab	EoE	IM042-P04	2024/25
* Partner Run Study

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

Marketing, Distribution and Customers

We promote the appropriate use of our products directly to healthcare professionals and organizations such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, PBMs and Managed Care Organizations ("MCOs"). We also provide information about the appropriate use of our products to consumers in the U.S. through direct-to-consumer print, radio, television and digital advertising and promotion. In addition, we sponsor general advertising to educate the public about our innovative medical research and corporate mission. For a discussion of the regulation of promotion and marketing of pharmaceuticals, refer to “—Government Regulation” below.

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

Our products are sold principally to wholesalers, specialty distributors, specialty pharmacies, and to a lesser extent, directly to distributors, retailers, hospitals, clinics and government agencies. Revlimid and Pomalyst are distributed in the United States primarily through contracted pharmacies under the Lenalidomide Risk Evaluation and Mitigation Strategy ("REMS") (Revlimid) and Pomalyst REMS programs, respectively. These are proprietary, mandatory risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. Camzyos is only available through a restricted program called the Camzyos REMS Program. Product distribution is limited to REMS certified pharmacies, and enrolled pharmacies must only dispense to patients who are authorized to receive Camzyos. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

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

Competition

The markets in which we compete are generally broad-based and highly competitive. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, customer service and R&D of new products and processes. Sales of our products can be impacted by new studies that indicate a competitor’s product is safer or more effective for treating a disease or particular form of disease than one of our products. Our revenues also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased volume of sales or both.

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

Another competitive challenge we face is from generic pharmaceutical manufacturers. In certain countries, including the U.S. and in the EU, the regulatory approval process exempts generics from costly and time-consuming clinical studies to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. As a result, generic pharmaceutical manufacturers typically invest far less in R&D than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. Upon the expiration or loss of market exclusivity on a product, we can lose the major portion of that product's revenue in a very short period of time.

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

In certain countries outside the U.S., patent protection is weak or nonexistent and we are challenged by generic versions shortly after we launch our innovative products. In addition, generic pharmaceutical companies may introduce a generic product before exclusivity has expired, and before the resolution of any related patent litigation. For more information about market exclusivity, refer to “—Products, Intellectual Property and Product Exclusivity.”

We believe our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, along with our ability to manufacture products efficiently and to market them effectively in a highly competitive environment.

Pricing, Price Constraints and Market Access

Our medicines are priced based on a number of factors, including the value of scientific innovation for patients and society in the context of overall health care spend, economic factors impacting health care systems’ ability to provide appropriate and sustainable access and the necessity to sustain our investment in innovation platforms to address unmet medical needs. Central to price is the clinical value that this innovation brings to the market, the current landscape of alternative treatment options and the goals of ensuring appropriate patient access to this innovation and sustaining investment in creative platforms. We continue to explore new pricing approaches to ensure that patients have access to our medicines. Enhancing patient access to medicines is a priority for us. We are focused on: offering creative tiered pricing and patient support programs to optimize access while protecting innovation; advocating for sustainable healthcare policies and infrastructure, leveraging advocacy/payer’s input and utilizing collaborations as appropriate; and improving access to care and supportive services for vulnerable patients through collaborations and demonstration projects.

An important factor on which the pricing of our medicines depends is government regulation. We have been subject to increasing international and domestic efforts by various governments to implement or strengthen measures to regulate pharmaceutical market access and product pricing and payment. In the U.S., we are required to provide discounts on purchases of pharmaceutical products under various federal and state healthcare programs. Federal government officials and legislators continue to face intense pressure from the public to manage the perceived high cost of pharmaceuticals and have responded by pursuing legislation, such as the recently enacted Inflation Reduction Act of 2022 ("IRA") and other rules that claim to potentially further reduce the cost of drugs for the federal government and other stakeholders. We are also now required to comply with recently enacted state laws that seek additional transparency into the cost of prescription drugs. We are monitoring efforts by states to seek additional rebates and limit state spending on drugs in light of budget pressures. These international, federal and state legislative and regulatory developments could create new constraints on our ability to set prices and/or impact our market access in certain areas. For further discussion on the pricing pressure and its risk, refer to “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins.”

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

To successfully compete for formulary position with MCOs and PBMs, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care. Exclusion of a product from a formulary can lead to its sharply reduced usage in patient populations. Consequently, pharmaceutical companies compete aggressively to have their products included. Most new products that we introduce compete with other products already on the market or products that are later developed by competitors. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy, usually provided as a rebate to the PBM, is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. We have been generally, although not universally, successful in having our major products included on MCO or PBM formularies.

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. In these markets, a significant portion of funding for healthcare services and the determination of pricing and reimbursement for pharmaceutical products are subject to either direct government control at the point of care or governments having significant power as the primary payer. As a result, our products may face restricted access and pricing pressures by both public and private payers and may be subject to assessments of comparative value and effectiveness against existing standard of care. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts or rebate schemes as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing and prices are often reevaluated and further restricted throughout the life of the medicine. In other EU markets, such as Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited. Companies may also face significant delays in market access for new products and more than a year can elapse before new medicines become available to patients in the market. Additionally, countries outside of the U.S. have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, clawbacks and free products for a portion of the expected therapy period. These trends have been accelerating in recent years. For example, in 2022, Germany reformed its pricing and reimbursement system to further restrain pharmaceutical spending by reducing its “free pricing” period and introducing new cost-containment measures on medicines based on their value assessment results, and use in combination with other medicines, and more. The Japanese government continues to impose price cuts outside the normal repricing cycles, and in the last several years introduced a new value assessment requirement on some medicines to further cut prices. The existence of price differentials between markets, particularly among neighboring countries, due to the different national pricing and reimbursement conditions leads to potential parallel trade flows.

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

The FDA is of particular importance in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S. The regulatory review process is a resource intensive undertaking for both the FDA and the pharmaceutical company. Improvements in the efficiency of this process can have significant impact on bringing new therapies to patients more quickly. The FDA can employ several tools to facilitate the development of certain drugs or expedite certain applications, including fast track designation, Breakthrough Therapy designation, priority review, accelerated approval, incentives for orphan drugs developed for rare diseases and others. For example, in recent years the FDA Oncology Center of Excellence (“OCE”) established two projects to test novel approaches for more efficient regulatory review of oncology drugs: the Real-Time Oncology Review pilot program and the Assessment Aid. Under the Assessment Aid pilot program, the FDA approved Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy on May 26, 2020 for the first-line treatment of adult patients with metastatic or recurrent NSCLC with no EGFR or anaplastic lymphoma kinase genomic tumor aberrations. This approval was achieved more than two months before the priority review PDUFA date of August 6, 2020. To develop a framework for concurrent review of supplemental oncology applications among multiple approval authorities, the OCE initiated Project Orbis. Under Project Orbis, earlier approvals from the Australian, Therapeutic Goods Administration (“TGA”), Health Canada and Singapore Health Sciences Authority were received on the combination of Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy in 2020.

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

The U.S. healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our total revenues. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We participate in the Medicaid Drug Rebate Program ("MDRP"), under which we must pay rebates to state Medicaid programs for our covered outpatient drugs provided to Medicaid beneficiaries, with rebates based on pricing data we report regularly to the Centers for Medicare & Medicaid Services (CMS). We also participate in the Public Health Service’s 340B program, under which we must charge statutorily defined covered entities no more than the 340B program “ceiling price” for our covered outpatient drugs, with that price calculated based on MDRP-reported data. We also participate in federal government programs that specify discounts to certain federal government entities; the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases.

On August 16, 2022, President Biden signed the IRA which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain. For further discussion of this legislation impact, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

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

Our significant biologics, cell therapy and pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, Ireland and Switzerland and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. For example, the FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. In addition, we expect to continue modification of our existing manufacturing network to meet complex processing standards that are required for our growing portfolio, particularly biologics and cell therapy. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. For example, we completed our new large-scale biologics manufacturing facility in Cruiserath, Ireland, which was approved by the FDA in December 2019 and by the EU in January 2020. For our cell therapy product candidates and marketed products, including Breyanzi and Abecma, we have invested in our own manufacturing network, including facilities in Bothell, Washington; Summit, New Jersey; Devens, Massachusetts; Leiden, Netherlands, as well as third-party manufacturers. Beyond regulatory requirements, many of our products involve technically sophisticated manufacturing processes or require specialized raw materials. For example, we manufacture for clinical and commercial use several sterile products, biologic products and CAR-T products, all of which are particularly complex and involve highly specialized manufacturing technologies. As a result, even slight deviations at any point in their production process may lead to production failures or recalls. In order to address production constraints for CAR-T cell therapy manufacturing, we continue to partner with third party manufacturers to expand supply of vector and are investing in new facilities for drug product manufacturing. Longer-term, we are accelerating our plans to transition to new vector technologies with a dual sourcing strategy.

In addition to our own manufacturing sites, we rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, including Opdivo, Eliquis, Sprycel, Yervoy, Reblozyl, Inrebic, Abraxane, and Pomalyst/Imnovid. We are also expanding our use of third-party manufacturers for drug product and finished goods manufacturing and we continue to shift towards using third-party manufacturers for supply of our mature and other brands. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, that are designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, to reduce the risk of interruption of our manufacturing operations. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available and when needed. For example, we have the capability to manufacture Opdivo drug product internally and also have arrangements with third-party manufacturers to meet demand of Opdivo drug substance and drug product.

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

Control of production processes involves established specifications and standards for raw materials, components, ingredients, equipment and facilities, manufacturing methods and operations, packaging materials and labeling. We perform tests at various stages of production processes, on the raw materials, drug substance and the final product and on product samples held on stability to ensure that the product meets regulatory requirements and conforms to our standards. These tests may involve chemical and physical analyses, microbiological testing or a combination of these along with other analyses. Quality control testing is provided by business unit/site and third-party laboratories. Quality assurance groups routinely monitor manufacturing procedures and systems used by us, our subsidiaries and third-party suppliers to help ensure quality and compliance requirements are met.

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

Our environment, occupational health, safety and sustainability group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2022, 2021 and 2020. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

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

We may face liability under CERCLA and other Federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites we bear remediation responsibility pursuant to contractual obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies.”

Human Capital Management and Resources

We believe that our employees around the world embody our mission to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Together, their unyielding focus on patients defines our culture.

Demographics: As of December 31, 2022, we had approximately 34,300 employees in 44 countries. Approximately 60% of our employees are located in the U.S. (excluding Puerto Rico) and 40% are located outside of the U.S. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed. The average tenure of our employees is approximately seven years.

People Strategy: BMS is a global community of compassionate, purpose-driven professionals who are living into our vision of transforming patients’ lives through science. Our People Strategy is designed to foster an inclusive and engaging work experience to attract, develop, and retain the most talented workforce which reflects the diverse cultures, backgrounds, and experiences of our patients and communities around the world. We strive to inspire career experiences that enable our people to realize their own aspirations; nurture healthy, energizing and flexible workplaces that foster collaboration and innovation; cultivate an inclusive environment and diverse workforce where everyone feels a sense of belonging and valued for their unique perspectives; and excel in the pursuit of science and innovation for patients. We prioritize investment in enterprise-wide, comprehensive and cohesive strategies, programs, policies and initiatives described below to accelerate personal development and collaboration in service to our patients. We believe that these investments are a competitive advantage in recruiting, developing and retaining our future workforce and that they drive innovation across our people practices as unrelenting as our push for breakthrough science.

•Global Inclusion and Diversity: Inclusion and Diversity (I&D) strengthen the foundation of BMS to achieve breakthroughs that help us serve the unmet and evolving needs of our patients and communities around the world. We are compelled by our longstanding commitment to elevate Inclusion, Diversity and Health equity to drive equitable advancement and outcomes for all. Our Global Inclusion & Diversity strategy leads with our Value of Inclusion, one of our six core values, is regionally and locally relevant, and strengthens the human connection we bring to work every day to discover, develop and deliver medicines that help patients prevail over serious diseases.

We thrive on a culture of belonging which cultivates and encourages inclusive engagement and innovation. By encouraging employees around the world—across diverse cultures, backgrounds and experiences—to be their authentic selves at work, to speak up and think boldly, we create an energized environment of co-collaboration and co-design where bold ideas and solutions can lead to improved patient outcomes. Our patients, communities, colleagues and industry deserve nothing less.

•The Global I&D strategy is enabled through People and Business Resource Groups and operationalized through organization design.

•The ongoing investment in our People and Business Resource Groups ("PBRGs") represent one key lever that we use to enable our Global Inclusion & Diversity strategy. We maintain PBRG chapters worldwide where members network, learn skills, participate in learning development events and contribute to our Global Inclusion & Diversity three strategy in a tangible way. Our PBRGs are sponsored by members of our leadership team and are each led by a full-time dedicated leader who reports directly to a member of our leadership team. Our PBRGs include the Black Organization for Leadership and Development, the BMS Network of Women, the Cultivating Leadership and Innovation for Millennials and Beyond, the Disability Advancement Workplace Network, the PRIDE Alliance, the Organization for Latino Achievement, the Pan Asian Network and the Veterans Community Network. PBRG membership has grown to more than 12,200+ unique members across 200+ chapters in 41 countries as of December 31, 2022. Approximately 40% of BMS employees are members of one or more PBRG.
•We remain committed to achieving our I&D and health equity goals set in 2020 which include: 1) addressing health disparities, 2) increasing clinical trial diversity, 3) enhancing our supplier diversity program, 4) investing in our U.S. and Puerto Rico Employee Giving Program and 5) increasing our workforce diversity at the executive levels.

•We are making meaningful progress against these goals and we will continue to advance our I&D strategy to drive equitable access and outcomes for our patients and communities globally.

•Career Growth and Development: Our BMS enterprise learning vision is to build a workforce capable of accelerating future growth, powered by a mindset of continuous learning. BMS champions the learning and development of our people, our most important asset, to recognize their full potential, achieve their career aspirations and drive business success. We aspire to create a ‘future ready’ workforce by developing the critical skills needed to tackle the organization’s most pressing strategic priorities. From on-demand, open-enrollment learning journeys to customized, nomination-based experiences, we aim to unlock personal potential through exceptional learning experiences. Our extensive library of resources, available in multiple languages to our 30,000+ employees, covers a wide range of specialized subjects. In 2022, over 6,800 employees enrolled into our professional, manager, and leadership development programs. Tuition reimbursement is offered globally to eligible employees who, through their own initiation and desire for development, participate in accredited higher-educational programs. We support PBRG affiliation, tour of duty and stretch assignment opportunities that challenge our people and encourage them to take ownership of their skill development and career advancement.

•Employee Engagement: We also routinely conduct confidential employee engagement surveys of our global workforce, which provide feedback on employee satisfaction and engagement and cover a variety of topics such as company culture and values, execution of our strategy, diversity and inclusion and individual development, among others. Survey results are reviewed by our executive officers and board of directors, who analyze areas of progress or opportunity both at a company level as well as at a function level. Individual managers use survey results to implement actions and activities intended to increase the well-being of our employees. We believe that our employee engagement initiatives, competitive pay and benefit programs and career growth and development opportunities help increase employee satisfaction and tenure and reduce voluntary turnover. Given the criticality of an engaged and motivated workforce, select employee engagement goals are incorporated in our annual bonus program metrics for our executives.

•Employee Health: We are committed to protecting our workforce, communities and patients, and ensuring the continued supply of life-saving medicines. Our focus is directed towards ensuring that all of our employees, as well as temporary contractors and visitors to our sites, can work safely. We prioritized the health and safety of our employees during the COVID-19 pandemic, while continuing the supply of medicines to our patients and driving strong business performance. As a science-based company, we have a social responsibility to help reduce the spread of the pandemic. Vaccinations are required for generally all of our employees in the U.S. and Puerto Rico subject to any local regulation which limit or restrict vaccine mandates. We recognize the important role that vaccination plays in reducing the impact of COVID-19 and the overwhelming majority of our global workforce has been vaccinated. Requests for medical or religious accommodations are also considered on an individual basis.

•Rewards and Wellbeing: We provide highly competitive benefits, compensation and work life offerings that reflect a rewards and wellbeing strategy to enable our workforce to deliver on our business strategy and transform patients' lives through science. Our rewards programs include competitive base salaries, annual bonus program, sales-based incentives, special allowances, long-term incentives and peer-to-peer individual recognition. With respect to executives, a substantial proportion of their pay is variable, at-risk based on our financial and operational results and delivered in the form of equity, and this supports the alignment of our executive compensation plan with the creation of long-term value for our shareholders. Our benefits plans and programs (which necessarily vary by country) include in the U.S. choices for health coverage, including medical, pharmacy, dental, vision, pretax savings and spending accounts; financial protections through life insurance, supplemental health insurance and personal coverage and protections; and financial savings through a highly competitive 401(k) savings plan and financial well-being services. To promote the well-being of our workforce, we developed our Living

Life Better strategy, which includes programs across the globe to support physical, emotional and financial wellbeing. The Living Life Better strategy is a cornerstone of our People and Total Rewards strategies, as the health of our workforce is critical to ensuring they can meet our important mission to help patients. Signature programs include on-site fitness centers and support for gym memberships, a global employee assistance program to provide support in times of crisis or hardship, a mental health peer-to-peer allies network, financial management seminars and tools and a generous tuition reimbursement program. As part of our work life offerings, we provide support for welcoming and nurturing family members through paid parental leave to care for a new child, bridge back parent leave to ease transition of new parents back into work, adoption/surrogacy reimbursement, fertility/infertility benefits, support for traveling mothers and paid family care leave. We assist employees in managing life during the workday and beyond through child, elder and pet care resources, commuter accounts and paid sick time; and provide our employees with opportunities to recharge and give back to our communities through vacation, holidays and annual paid volunteer days, paid bereavement leave, paid military leave and paid military family care leave. In addition, we offer market competitive-base salaries as part of our overall total rewards package, annual incentives that recognize and reward company performance as well as individual results and long-term equity incentives that spurs employees’ focus on long-term value creation.

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

Information relating to corporate governance at Bristol Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors (the "Board"), including Board Committees and Committee charters, and transactions in Bristol Myers Squibb securities by directors and executive officers, is available on our website under the “About Us—Our Company,” “—Leadership” and “Investors” captions and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Shareholder Services” caption. In addition, information about our sustainability programs is available on our website under the “About Us—Sustainability” caption. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this 2022 Form 10-K or filed with the SEC.

We incorporate by reference certain information from parts of our definitive proxy statement for our 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2023 Proxy Statement will be available on our website under the “Investors—Financial Reporting—SEC Filings” caption within 120 days after the end of our fiscal year.

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
Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls, required rebates and other discounts, in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse. We expect that these market access constraints, pricing controls and discounting and other restrictions will become more acute as public and private payers continue to take aggressive steps to control their expenditures. Our future revenues and profit margins could be negatively affected, including as a result of (i) changes in laws and regulations relating to the pricing and reimbursement of pharmaceutical products (including potential penalties for increasing prices over the rate of inflation, new discounts to fund a redesign of the Medicare Part D benefit, government negotiations/price controls that may establish a maximum allowed price/reimbursement rate), as well as other changes relating to federal healthcare programs, such as modifying the federal Anti-Kickback statute discount safe harbor and the IRA, which includes a number of provisions intended to lower the costs of some drugs covered under Medicare Part D and Medicare Part B and to limit Medicare beneficiaries’ out-of-pocket spending under the Medicare Part D benefit, (ii) cost-cutting measures by federal healthcare programs, such as Medicare and Medicaid, MCOs and other institutional and governmental purchasers, (iii) the grant of additional authority to governmental agencies to manage drug utilization and negotiate drug prices (including the implementation of the 2020 regulation issued by the U.S. federal government authorizing states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S., and the American Rescue Plan Act of 2021, which eliminates the Medicaid Prescription Drug Rebate cap starting January 1, 2024), (iv) expanded utilization under the 340B Drug Pricing Program ("340B program"), (v) competition related to placements on applicable commercial and Medicare Part D formularies; (vi) changes to U.S. federal pharmaceutical coverage and reimbursement policies and practices, (vii) the increased scrutiny of drug manufacturers (including any additional review of BMS or Celgene by the House Oversight and Reform Committee), (viii) reimbursement delays, (ix) government price erosion mechanisms across Europe and in other countries resulting in deflation for pharmaceutical product pricing, (x) the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries, (xi) collection delays or failures to pay in government-funded public hospitals outside the U.S., (xii) developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers, and (xiii) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products.

Additionally, manufacturers who are found to have knowingly and intentionally overcharged 340B program covered entities could be subject to significant monetary penalties. Over the course of the past few years, Celgene had received inquiries from Human Resources and Services Administration regarding the limited distribution networks for Revlimid, Pomalyst, and Thalomid and compliance with the 340B program. As part of our broader integration strategy and alignment of our distribution model (post our acquisition of Celgene Corporation) we had announced that beginning March 1, 2022, we would recognize up to two designated 340B program contract pharmacy locations per 340B program hospital that lacks an entity-owned pharmacy. Although we believe that we have complied with, and continue to comply with, all applicable legal requirements, additional legal or legislative changes with respect to the 340B program may cause us to update our approach. Significant changes to our sales or pricing practices with regard to the distribution of drugs under the 340B program, or any material changes in our U.S. payer channel mix, could have an adverse effect on our revenues and profitability. In addition, if we are required to pay penalties under the applicable regulations, there would be an adverse effect on our revenues and profitability. For additional information on pricing pressures and other constraints, refer to “Item 1. Business—Pricing, Price Constraints and Market Access.”

We may experience difficulties or delays in the development and commercialization of new products. Our ability to replace revenue from products that lose patent protection is directly dependent on our ability to successfully commercialize new products in a timely manner.
As is common in the pharmaceutical industry, BMS expects that sales of its key brand products like Revlimid, Pomalyst, Sprycel and Abraxane will decline after the loss of market exclusivity for such products. Consequently, our future success is highly dependent on our pipeline of new products. There is a high rate of failure inherent in the research and development process for new drugs. As a result, there is a high risk that funds we invest in research programs will not generate financial returns. Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. We have experienced setbacks and may continue to do so.

In addition, product extensions or additional indications may not be approved. Furthermore, products or indications approved under the U.S. FDA’s Accelerated Approval Program may be contingent upon verification and description of clinical benefit in confirmatory studies and such studies may not be successful.

Developing and commercializing new compounds and products involve inherent risks and uncertainties, including (i) efficacy and safety concerns or findings of superior safety or efficacy of competing products; (ii) delayed or denied regulatory approvals, including as a result of difficulties in enrolling patients and completing clinical trials in a timely manner; (iii) delays or challenges with producing products on a commercial scale or excessive costs to manufacture products; (iv) failure to enter into or implement optimal alliances for the development and/or commercialization of new products; (v) changes in regulatory approval processes and policies which may cause delays or denials of new product approvals; (vi) preclusion from commercialization due to intellectual property issues or disputes with third parties; (vii) failure in certain markets to obtain reimbursement commensurate with the level of innovation and clinical benefit presented by the product; and (viii) changing clinical preferences, changing industry standards, laws and regulations, or competitors’ innovations, each of which may render new products or enhancements to existing products obsolete.

We are also unable to predict if and when any changes to laws or regulatory policies will occur and how they will affect our business and particularly our pipeline of new products.

Regulatory approval delays are especially common when a product is expected to have a Risk Evaluation and Mitigation Strategy ("REMS") program, as required by the U.S. FDA to address significant risk/benefit issues, and we expect that certain of our future key products will be distributed in the U.S. primarily through a REMS program. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

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

We must maintain a continuous flow of successful new products and successful new indications for existing products sufficient both to cover our substantial research and development costs and to replace sales that are lost as profitable products lose market exclusivity or are displaced by competing products or therapies. Failure to do so in the short-term or long-term can have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects. There can be no assurance that our key product candidates would prove to be safe and effective or as safe and effective as other competing products, or that, even if approved, any such products will become commercially successful for all approved indications.

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

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to validity, enforceability and infringement challenges in patent litigations and post-grant review patent office proceedings. Although we are confident in the strength of our intellectual property rights, it may be possible for generic drug companies to successfully challenge our rights and launch their generic versions of our drugs prior to the expiration of our intellectual property rights. For example, following certain adverse judicial decisions in the UK and the Netherlands, generic manufacturers have begun marketing generic versions of Eliquis in the UK and Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe. In addition, in order to avoid the uncertainty and expense of litigation, among other reasons, we may decide to enter into settlements with generic manufacturers that permit generic market entry prior to the expiration of our intellectual property rights. For example, as a result of patent settlements, generic entry for Revlimid in the United Kingdom began on January 18, 2022, and in various other European countries on February 18, 2022. Similarly, in the U.S., following patent settlements, certain companies were granted volume-limited licenses to sell generic lenalidomide in the U.S. commencing in March 2022 or thereafter.

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

In addition, both the U.S. Congress and the U.S. FDA have taken steps to promote the development and approval of generic drugs and biosimilar biologics, including by providing generic and biosimilar developers a private right of action to obtain sufficient quantities of drug samples from the reference product’s manufacturer in order to conduct testing necessary to obtain approval for generic or biosimilar products.

There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2022 Form 10-K or that we assume when we provide our financial guidance.

We face intense competition from other manufacturers and expect to see increasing market penetration of lower-priced generic products.
The future growth of BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners. Competition is keen and as we lose exclusivity for some of our marketed brands lower-priced generic products will increasingly penetrate our markets. Generic challenges to our products can also arise at any time, and our patents may not prevent the emergence of generic competition for our products. In some countries, patent protection is significantly weaker than in the United States or in the EU; political and social pressure has also pushed legislation and other measures that promote the use of generic and biosimilar products. For additional information, see “Item 1A. Risk Factors—We could lose market exclusivity of a product earlier than expected.”

In addition, we face competition from new products entering the market, particularly in IO. New products may have (i) lower prices, (ii) superior efficacy (benefit) or safety (risk) profiles (whether actual or perceived), (iii) technological advantages that may make such products more convenient to use, (iv) better insurance coverage or reimbursement levels, (v) more effective marketing programs and/or other differentiating factors that make it harder for our products to compete. We cannot predict with accuracy the timing or impact of the introduction of competitive products that treat diseases and conditions like those treated by our products and product candidates. Business combinations among our competitors and major third-party payers may also increase competition for our products. If we are unable to compete successfully against our competitors’ products in the marketplace, this could have a material negative impact on our revenues and earnings.

We could experience difficulties, delays and disruptions in our supply chain as well as in the manufacturing, distribution and sale of our products.
Our product supply and related patient access has been, and could in the future be, negatively impacted by difficulties, delays and disruptions in the manufacturing, distribution and sale of our products. Some of the difficulties, delays and disruptions include: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our vendors or suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a supplier, including sole source or single source suppliers, to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations or other business interruptions; and (ix) disruptions in supply chain continuity, including from market forces (such as the recent stress on global logistics), natural disasters, global disease outbreaks or pandemics (including COVID-19), acts of war or terrorism or other unforeseeable or unavoidable events that materially impact one or more of our facilities or a critical supplier.

In addition, manufacturing processes for novel cell-based therapies, such as CAR-T cell therapies, are still evolving, and our processes may be more complicated or more expensive than the approaches taken by our current and future competitors. Our ability to source raw materials and supplies used to manufacture our CAR-T cell therapies and to develop consistent and reliable manufacturing processes and distribution networks with an attractive cost of goods could impact future anticipated revenue and gross profit for our CAR-T cell therapies. Furthermore, we may face challenges with sourcing raw materials and supplies for clinical and, if approved, commercial manufacturing. Logistical and shipment delays and other factors not in our control could prevent or delay the delivery of our product candidates and marketed products to patients. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material enters into and moves through the manufacturing process. As a result, even slight deviations at any point in the production process for our CAR-T cell therapies or in material used in our CAR-T cell therapies could result in loss of product or regulatory remedial action, which could adversely affect our future anticipated revenues and/or profitability related to our CAR-T cell therapies.

Regulatory, Intellectual Property, Litigation, Tax and Legal Compliance Risks

Litigation claiming infringement of intellectual property may adversely affect our future revenues and operating earnings.
We and certain of our subsidiaries are, and in the future may be, involved in various legal proceedings, including patent litigation, such as claims that our patents are invalid, unenforceable and/or do not cover the product of the generic drug manufacturer or where third parties seek damages and/or injunctive relief to compensate for alleged infringement of their patents by our commercial or other activities. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements, which may not be available on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages and/or an injunction preventing the manufacture, sale, or use of the affected product or products. Any of these events could have a material adverse effect on our profitability and financial condition.

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
We are currently subject to a number of government laws and regulations and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, our operating results and the financial condition of our Company. These laws and regulations control and regulate key aspects of our business including but not limited to (i) market access, pricing controls and discounting; (ii) tax liabilities, returns and payments; (iii) imports and other trade restrictions; (iv) intellectual property protection and enforcement; (v) good practice guidelines and regulations; (vi) accounting standards; (vii) data storage and privacy, particularly in the EU and the U.S.; (viii) requirements for reporting payments and other value transfers to healthcare professionals (such as those provided under the Federal Anti-Kickback Statute); and (ix) compliance with anti-bribery and anti-corruption practices of the U.S. and other countries.

In addition, the U.S. healthcare industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or governmental decisions. For example, the U.S. FDA has indicated it is undertaking an industry-wide review of indications that received accelerated approval and for which the confirmatory studies did not meet their primary endpoints. Also, we anticipate continued U.S. congressional interest in modifying provisions of the Patient Protection and Affordable Care Act (the “ACA”), particularly given its numerous legal challenges (such as the California v. Texas case) and polarized public support. The revenues that we generate by the health insurance exchanges and Medicaid expansion under the ACA are not material, so the impact of the change in law and similar recent administration actions is expected to be limited. Any future replacement, modification or repeal of the ACA may adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform will affect our business. For additional information, refer to “Item 1. Business—Government Regulation” and “Item 1. Business—Pricing, Price Constraints and Market Access.”

Changes to tax regulations could negatively impact our earnings.
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax laws and regulations can and do occur. For example, the Tax Cuts and Jobs Act of 2017 (the "TCJA") reduced the U.S. tax rate to 21% and introduced broad and complex changes resulting in numerous new regulations and interpretations. Significant judgment is required for determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. We have faced, and may continue to face, audit challenges on how we apply a tax law or regulation. The ultimate resolution of any tax matters may result in payments greater or less than amounts accrued, which could have a negative impact on our provision for income taxes. In addition, our future earnings could be negatively impacted by further changes in tax legislation, including changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increase taxing of certain excess income from intellectual property, revising tax law interpretations in domestic or foreign jurisdictions, changes in rules for earnings repatriations and changes in other tax laws in the U.S. or other countries. Notably, in July and October 2021 OECD/G20 Inclusive Framework agreed on the general rules for redefined jurisdictional taxation rights and a global minimum tax. In December 2022, the EU member states voted unanimously to adopt a Directive implementing the Pillar 2 (global minimum tax) rules giving member states until December 31, 2023 to implement the Directive into national legislation. Further details regarding implementation of these rules are expected and if implemented could have a material impact on our tax provision and results of operations.

The failure of third parties to meet their contractual, regulatory and other obligations could adversely affect our business.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, human resource, finance, IT, data and other business unit and functional services and meet their contractual, regulatory and other obligations. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements, for example, in relation to the outsourcing of significant clinical development activities for innovative medicines to some contract research organizations; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) they may incur a significant cyberattack or business disruption; (vi) they may be subject to government orders or mandates that require them to give priority to the government and set aside pre-existing commercial orders; (vii) disputes may arise with respect to ownership of rights to technology developed with our partners; and (viii) disagreements could cause delays in, or termination of, the research, development or commercialization of the product or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risks, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of any critical third party to satisfactorily meet its obligations, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on our operations and results. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practices Act, UK Bribery Act, the EU’s General Data Protection Regulation, and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Product labeling changes for our marketed products could result in a negative impact on revenues and profit margins.
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Additional clinical trials, head-to-head studies, adverse events reports following the use of our products over longer periods of time and studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy) that are conducted after obtaining marketing approval for our products, and regulatory changes to standards regarding safety, efficacy or labeling, may result in product label changes or other measures that could reduce the product's market acceptance and result in declining revenues. Sometimes additional information from new studies identifies a portion of the patient population that may be non-responsive to a medicine or would be at higher risk of adverse reactions and labeling changes based on such studies may limit the patient population. The studies providing such additional information may be sponsored by us, but they could also be sponsored by competitors, insurance companies, government institutions, MCOs, scientists, investigators or other interested parties. While additional safety and efficacy information from such studies assist us and healthcare providers in identifying the best patient population for each product, it can also negatively impact our operating results. New information added to a product’s label can affect its risk-benefit profile, leading to potential voluntary or mandatory recalls, withdrawals or declining revenue, as well as product liability claims. Additionally, certain study results, especially from head-to-head studies, could affect a product’s formulary listing, which could also adversely affect revenues.

In addition, if safety or efficacy concerns are raised about a third party's product in the same class as one of our products, those concerns could implicate the entire class and this, in turn, could have an adverse impact on the availability or commercial viability of our product(s) as well as other products in the class.

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

Increased use of social media platforms presents risks and challenges.
We are increasing our use of social media to communicate Company news and events. The inappropriate and/or unauthorized use of social media could cause brand damage or information leakage and may give rise to liability, including from the improper collection and/or dissemination of personally identifiable information from employees, patients, healthcare professionals or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill and may cause significant volatility in our stock price. Further, the disclosure of non-public Company-sensitive information by our workforce or others, whether intentional or unintentional, through external media channels could lead to loss of trade secrets or other intellectual property, as well as the Company’s commercially sensitive information.

Information Technology and Cybersecurity Risks

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.
We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. As the COVID-19 pandemic progressed, we observed an increase in cybersecurity incidents across the industry, predominantly ransomware and social engineering attacks. Further, government entities have also been the subject of cyberattacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. Although the aggregate impact of cybersecurity breaches and data leakage on our operations and financial condition have not been material to date, we have been the target of cyber-attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We have invested in industry-appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we maintain cyber insurance, this insurance may not, however, be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. There can be no assurance that our continuing efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Strategic, Business Development and Employee Attraction and Retention Risks

We depend on several key products for most of our revenues, cash flows and earnings.
We derive a majority of our revenue and earnings from several key products. We expect that Revlimid, Eliquis, and Opdivo will represent a significant percentage of our revenue, earnings and cash flows during the next few years. A reduction in revenue from any of these products due to loss of market exclusivity or other factors could adversely impact our earnings and cash flows. For additional information, see “Item 1A. Risk Factors—We could lose market exclusivity of a product earlier than expected.”

Also, if one of our major products were to become subject to issues such as loss of patent protection, significant changes in demand, formulary access changes, material product liability, unexpected side effects, regulatory proceedings, negative publicity, supply disruption from our manufacturing operations or third-party supplier or a significant advancement of competing products, we may incur an adverse impact on our business, financial condition, results of operations or the trading price of our stock.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our diabetes business (including the transfer of certain future royalty rights pertaining to Amylin, Onglyza* and Farxiga* product sales), out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties was approximately $2.5 billion in 2022. Our pretax income could be adversely affected if the royalty streams decline in future periods.

Failure to execute our business strategy or to identify and effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions could adversely impact our growth and profitability and our future results. In addition, any businesses or assets that we acquire in the future may underperform, we may not be able to successfully integrate them into our existing business and the occurrence of a number of unexpected factors could prevent or substantially delay the consummation of an anticipated acquisition, divestiture or merger.
Our strategy is focused on delivering innovative, transformational medicines to patients in a focused set of disease areas. To support future revenue growth and maintain an adequate pipeline, we have acquired, or in-licensed, a number of assets and we expect to continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Competition among pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. If we are unable to consistently maintain an adequate pipeline, whether through internal R&D programs or transactions with third parties or if we are unable to support and grow our marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline, manage change from our operating model evolution or manage our costs effectively, our operating results and financial condition could be negatively impacted.

Additionally, future revenues, profits and cash flows of an acquired company’s products, technologies and pipeline candidates may not materialize due to low product uptake, delayed or missed pipeline opportunities, the inability to capture expected synergies resulting from cost savings and avoidance, increased competition, safety concerns, regulatory issues, supply chain problems or other factors beyond our control. Substantial difficulties, costs and delays could result from integrating our acquisitions, including for: (i) R&D, manufacturing, distribution, sales, marketing, promotion and information technology activities; (ii) policies, procedures, processes, controls and compliance; and (iii) tax considerations.

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
Our success is largely dependent on our continued ability to (i) attract and retain highly qualified scientific, technical and management workforce, including people with expertise in clinical R&D, governmental regulation and commercialization, and (ii) in connection with our acquisitions, integrate corporate cultures and maintain employee morale. We are facing increasing competition for a limited pool of qualified individuals from numerous pharmaceutical and biotechnology companies, universities, government entities, research institutions, companies seeking to enter the healthcare space, and companies in other industries. We cannot be sure that we will be able to retain quality talent or that the costs of doing so will not materially increase.

Market, Liquidity and Credit Risks

We have significant indebtedness that could have negative consequences.
Our acquisitions of Celgene and MyoKardia increased the amount of our debt resulting in additional interest expense. This could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends.

Adverse changes in U.S. and global economic and political conditions could adversely affect our operations and profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 30% of our revenues outside of the U.S. in 2022. As such, a global economic downturn could create or amplify a variety of risks to our business and could negatively affect our growth. In addition, uncertainty in the credit and capital markets could impact our growth strategy. Our revenues, earnings and cash flow are also exposed to risk from a strengthening U.S. dollar and global inflation, including in the U.S. If our operating costs were to significantly increase, whether as a result of rising inflation rates, wage increases or other factors, it could adversely affect our revenues and profitability. We also have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU. In particular, the exit of the UK from the EU, which occurred on January 31, 2020, created uncertainties affecting our business operations in the UK and the EU and may have an impact on our research, commercial and general business operations in the UK and the EU, including the approval and supply of our products and may require changes to our legal entity structure in the UK and the EU.

Additionally, our business and operations may be adversely affected by political volatility, conflicts or crises in individual countries or regions, including terrorist activities or war and pandemics or epidemics. The COVID-19 pandemic affected demand for some of our products driven by lower patient starts and visits, and we would expect any future pandemics to have a similar effect. In addition, while we did not experience any significant manufacturing or supply issues due to COVID-19, it is possible that we could experience these issues in response to future pandemics. For instance, we may experience scarcity of certain raw materials and components as a result of the influx of pandemic related vaccine orders receiving priority treatment from vendors. Furthermore, a future epidemic or pandemic could create material staffing shortages at our manufacturing sites which could disrupt the supply of our products. It is also possible that we may experience supply chain interruptions as a result of quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline and cargo capacity and route reductions. We may also experience delays in the initiation and enrollment of patients in our clinical trials as a consequence of any future pandemic. We may not be able to fully mitigate these delays, which could negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the $35.9 billion of intangible assets as of December 31, 2022.

We cannot predict or reasonably estimate the impact of any potential long-term changes to the healthcare industry from global economic and political events, including any future pandemics. For example, there is potential for a shift in the U.S. payer channel mix due to changes in patient coverage from the current economic crisis, but we are not able to reliably estimate what the impact would be on our results of operations given the highly variable and uncertain situation. It is also possible that changes in the healthcare system could impose additional burdens on clinical trials, which could increase the costs of sponsoring clinical trials or lead to additional delays or difficulties with completing clinical trials. We may also experience additional pricing pressures and/or increased governmental regulation.

Global economic conditions or events such as wars or pandemics also create additional risks from their impact on our suppliers, vendors, outsourcing partners, alliance partners and other third parties that we rely on to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services. For example, if any of our third-party providers suffer from limited solvency because of global economic conditions, it could negatively impact our operating model and our business. Similarly, global events such as the Ukraine-Russia conflict can increase the volatility of the financial markets, foreign currency exchanges and interest rates. We could also face potential other negative consequences stemming from future pandemics or global events, including but not limited to increased cyber threats to us and our partners such as phishing, social engineering and malware attacks. It is possible that global economic and political events, including any future pandemic, could exacerbate any of the other risks described in this 2022 Form 10-K as well.

There can be no guarantee that we will pay dividends or repurchase stock.
The declaration, amount and timing of any dividends fall within the discretion of our Board. The Board’s decision will depend on many factors, including our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board may deem relevant. A reduction or elimination of our dividend payments or dividend program could adversely affect our stock price. In addition, we could, at any time, decide not to buy back any more shares in the market, or reduce the number of shares repurchased under our share repurchase program, which could also adversely affect our stock price. The IRA imposes a 1% excise tax on our net repurchases of shares after December 31, 2022. The imposition of the excise tax on repurchases of our shares may increase the cost to us of making repurchases and may cause our Board to reduce the number of shares repurchased pursuant to our share repurchase program.

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
Our principal executive offices are located at 430 East 29th Street, 14th Floor, New York, NY. We own or lease manufacturing, R&D, administration, storage and distribution facilities at approximately 190 sites worldwide. We believe our manufacturing properties, in combination with our third-party manufacturers, are in good operating condition and provide adequate production capacity for our current and projected operations. We also believe that none of our properties is subject to any material encumbrance, easement or other restriction that would detract materially from its value or impair its use in the operation of the business. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance.”

Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2022:

	Manufacturing	R&D
United States	7	9
Europe	1	1
Total	8	10

Item 3.	LEGAL PROCEEDINGS.
Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART IA

Information about our Executive Officers

Listed below is information on our executive officers as of February 14, 2023. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Shareholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer Member of the Leadership Team	58	2015 to 2017 – Chief Executive Officer and Director of the Company 2017 to present – Chairman of the Board and Chief Executive Officer
Christopher Boerner, Ph.D. Executive Vice President, Chief Commercialization Officer Member of the Leadership Team	52	2015 to 2017 – President and Head of U.S. Commercial 2017 to 2018 – President and Head, International Markets 2018 to present – Executive Vice President, Chief Commercialization Officer
David V. Elkins Executive Vice President and Chief Financial Officer Member of the Leadership Team	54	2014 to 2017 – Group Vice President and Chief Financial Officer, Consumer and Consumer Medicines, Johnson & Johnson
2017 to 2018 – Worldwide Vice President and Chief Financial Officer, Consumer Products, Medical Development and Corporate Functions, Johnson & Johnson
2018 to 2019 – Chief Financial Officer, Celgene Corporation
		2019 to present – Executive Vice President and Chief Financial Officer
Sharon Greenlees Senior Vice President, Corporate Controller	51	2016 to 2018 – Vice President of Investor Relations, AbbVie Inc.
2018 to 2020 – Head of Pricing, U.S. Commercial, AbbVie Inc.
2020 to 2021 – Head of Supply Chain Finance, AbbVie Inc.
2021 to 2022 – Vice President and Controller, R&D Finance and Operations, AbbVie Inc.
		2022 to present – Senior Vice President, Corporate Controller
Samit Hirawat, M.D. Executive Vice President, Chief Medical Officer, Global Drug Development Member of the Leadership Team	54	2017 to 2019 – Executive Vice President, Head of Oncology Development, Novartis 2019 to present – Executive Vice President, Chief Medical Officer, Global Drug Development
Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	62	2015 to present – Executive Vice President, General Counsel
Greg Meyers Executive Vice President, Chief Digital and Technology Officer Member of the Leadership Team	50	2014 to 2018 – Corporate Vice President and Chief Information Officer, Motorola Solutions
2018 to 2022 – Group Chief Information and Digital Officer, Syngenta Group
		2022 to present – Executive Vice President, Chief Digital and Technology Officer
Elizabeth A. Mily Executive Vice President, Strategy & Business Development Member of the Leadership Team	55	2010 to 2020 – Managing Director, Barclays Investment Bank 2020 to present – Executive Vice President, Strategy & Business Development
Ann M. Powell Executive Vice President, Chief Human Resources Officer Member of the Leadership Team	57	2016 to 2019 – Senior Vice President, Chief Human Resources Officer 2019 to present – Executive Vice President, Chief Human Resources Officer
Karin Shanahan Executive Vice President, Global Product Development & Supply Member of the Leadership Team	58	2013 to 2018 – Senior Vice President and Chief Operating Officer, Global Operations, Teva Pharmaceuticals
2018 to 2022 – Senior Vice President, Global Biologics & Sterile Operations, Merck
2022 to present – Executive Vice President, Global Product Development & Supply

Rupert Vessey, M.A., B.M., B.Ch., F.R.C.P., D.Phil. Executive Vice President and President, Research Member of the Leadership Team	58	2015 to 2019 – President of Research and Early Development, Celgene Corporation
2019 to 2022 – Executive Vice President and President, Research and Early Development
		2022 to present – Executive Vice President and President, Research
Michelle Weese Executive Vice President, Corporate Affairs Member of the Leadership Team	52	2009 to 2018 – Founder/Chief Executive Officer, Strat-igence, Inc. 2018 to 2021 – General Secretary, North America, Danone 2021 to present – Executive Vice President, Corporate Affairs

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Bristol Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY).

Holders of Common Stock

The number of record holders of our common stock at January 31, 2023 was 32,895.

The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by EQ Shareowner Services, our transfer agent, and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Equity Compensation Plan Information

Information required by this item will be contained in our 2023 Proxy Statement under the heading “Items to be Voted Upon—Item 2—Advisory Vote to Approve the Compensation of our Named Executive Officers—Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholders’ returns of our common shares with the cumulative total stockholders’ returns of the companies listed in the Standard & Poor’s 500 Index ("S&P 500 Index") and a composite peer group of major pharmaceutical companies comprised of AbbVie, Amgen, AstraZeneca, Biogen, Gilead, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Pfizer, Roche and Sanofi. The graph assumes $100 investment on December 31, 2017 in each of our common shares, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2018, 2019, 2020, 2021 and 2022. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	2017	2018	2019	2020	2021	2022
Bristol Myers Squibb	$100.00	$87.10	$111.27	$111.72	$114.94	$136.75
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
Peer Group	100.00	110.03	129.02	131.63	162.01	179.43

Issuer Purchases of Equity Securities

The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
October 1 to 31, 2022	11,337,688	$70.51	11,329,164	$8,669
November 1 to 30, 2022	13,988,212	78.23	13,963,667	7,577
December 1 to 31, 2022	5,150,025	79.98	5,095,948	7,169
Three months ended December 31, 2022	30,475,925		30,388,779
(a)    Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)    In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations, including most recently, in February 2020, January 2021 and December 2021, in the amount $5.0 billion, $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was approximately $7.2 billion as of December 31, 2022. Refer to “Item 1. Financial Statements—Note 17. Equity” for information on the share repurchase program.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2022 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.

The comparison of 2021 to 2020 results has been omitted from this Form 10-K and is incorporated by reference from our Form 10-K for the year ended December 31, 2021 “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 10, 2021.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2022 Form 10-K for definitions of capitalized terms used throughout the document.

In 2022, we obtained 18 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including advancement in oncology through FDA and EC approval of Opdualag, the first PD-1 inhibitor and LAG-3 blocking antibody combination. Additionally, in the U.S., EU and Japan, two Opdivo based regimens as first-line treatments for unresectable advanced or metastatic ESCC were approved. We continue to advance and invest in our cell therapy portfolio through the approval of Abecma in Japan for the treatment of multiple myeloma for patients with at least three prior therapies, and approvals of Breyanzi for the relapsed or refractory diffuse large B-cell lymphoma, with second-line treatments in the U.S. and Japan, and third-line treatments in the EU. We continue the expansion of our cell therapy manufacturing capabilities at our existing facilities in Washington and New Jersey, as well as through the construction of new state-of-the-art manufacturing facilities in Massachusetts and in Leiden, Netherlands. The approvals for Sotyktu (deucravacitinib) in the U.S. and Japan for the treatment of moderate to severe plaque psoriasis expanded our portfolio in immunology. Within cardiovascular, we broadened our New Product Portfolio with the FDA approval of Camzyos (mavacamten) for patients with symptomatic obstructive HCM. In addition, in August 2022, we acquired Turning Point, a precision oncology company, with the goal of expanding our solid tumor portfolio with the addition of repotrectinib.

In 2022, our revenues remained consistent with the prior year due to growth in our In-Line Products (primarily Eliquis and Opdivo) and New Product Portfolio (primarily Opdualag, Abecma and Reblozyl), offset by Recent LOE Products (primarily Revlimid) and the impact of foreign exchange. The $0.17 decrease in GAAP EPS in 2022 was primarily due to changes to equity investment and contingent consideration fair value adjustments, partially offset by lower impairment charges and weighted-average common shares outstanding. After adjusting for specified items, non-GAAP EPS increased $0.54 as a result of lower weighted-average common shares outstanding and Acquired IPRD charges and higher royalties and licensing income.

Highlights

The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2022	2021
Total Revenues	$46,159	$46,385

Diluted Earnings Per Share
GAAP	$2.95	$3.12
Non-GAAP	7.70	7.16

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

Economic and Market Factors

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, on August 16, 2022, President Biden signed the IRA which provides for (i) the government to negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of this legislation is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain. Additionally, in connection with the IRA the following changes have been made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. We continue to evaluate the impact of the IRA legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations. Furthermore, countries are expected to make changes to their tax laws and updates to international tax treaties to implement the agreement by the Organization for Economic Co-operation and Development to establish a global minimum tax. See risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” and “—Changes to tax regulations could negatively impact our earnings.”

COVID-19

In response to the COVID-19 pandemic, international, federal, state and local public health and governmental authorities took a number of actions to limit the spread of COVID-19 and address related disruptions in the U.S. and global economy. As the COVID-19 pandemic affected global healthcare systems as well as major economic and financial markets, we adopted several procedures focused on ensuring the continued supply of our medicines to our patients and protecting the health, wellbeing and safety of our workforce. While the pandemic has not significantly impacted our results of operations, the situation remains dynamic and it is difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows.

Significant Product Approvals

The following is a summary of the significant approvals received in 2022:

Product	Date	Approval

Breyanzi	December 2022
Japan's Ministry of Health, Labour and Welfare approval of Breyanzi allowing its use in the second-line treatment of relapsed or refractory large B-cell lymphoma, regardless of whether autologous hematopoietic stem-cell transplantation is intended.

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

Product	Date	Approval

Opdivo+Yervoy	May 2022	Japan's Ministry of Health, Labour and Welfare approval of Opdivo plus Yervoy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-L1 status.

Opdivo	May 2022
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
FDA approval of Opdivo in combination with fluoropyrimidine- and platinum-containing chemotherapy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-LI status.

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

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2022 and in early 2023.

Strategy

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are to continue to renew and diversify our portfolio through launching new medicines, advancing our early, mid and late-stage pipeline, and executing disciplined business development. We remain committed to maintaining a strong investment grade credit rating and returning capital to shareholders.

Our focus is on discovering, developing and delivering transformational medicines for patients facing serious diseases in the following core therapeutic areas: (i) oncology with a priority in certain tumor types; (ii) hematology with opportunities to broaden our franchise and sustain a leadership position in multiple myeloma; (iii) immunology with priorities in relapsing multiple sclerosis, psoriasis, psoriatic arthritis, lupus, RA and inflammatory bowel disease; (iv) cardiovascular disease (v) fibrotic disease with priorities in lung and liver, and (vi) neuroscience with a focus on neurodegenerative disease.

We continue to advance the next wave of innovative medicines by investing significantly in our oncology, hematology (with alnuctamab in multiple myeloma), immunology (with LPA1 antagonist in pulmonary fibrosis) and cardiovascular portfolios with our alliance partnership with Janssen where we are advancing a next-generation antithrombotic medicine milvexian. We have expanded our oncology portfolio, including a precision oncology asset repotrectinib in ROS-1 mutated NSCLC. For hematology, there is a broad effort to continue addressing the unmet medical needs in multiple myeloma, lymphoma, and anemia (e.g., MDS and MF associated anemia) and we are working across multiple modalities and mechanisms of action such as cereblon modulators (“CELMoDs”), ADCs, T-cell Engagers and CAR-T therapies. For immunology, the Phase III clinical trials are underway for cendakimab in eosinophilic esophagitis.

Our commercial model has been successful with revenues from our in-line brands and new product portfolio continuing to grow, which demonstrates strong execution of our strategy. In 2022, we have launched three first-in-class medicines with blockbuster potential across three therapeutic areas: Opdualag in first line melanoma, Camzyos in oHCM, Sotyktu in moderate to severe psoriasis. We remain focused and well-resourced in our cancer development programs and seek to broaden the use of Opdivo in earlier lines of therapy, expand into new tumors, accelerate next wave oncology mechanisms and develop treatment options for refractory oncology patients. We are further strengthening our IO portfolio with Opdualag for the treatment of melanoma and potential expanded opportunities in lung, liver, CRC and adjuvant melanoma. We continue to drive adoption of Opdivo by expanding into additional indications and tumor types both as a monotherapy and in combination with Yervoy and other anti-cancer agents. Eliquis continues to grow, leveraging its best in class clinical profile and extensive real world data and is now the number one novel oral anticoagulant in total prescriptions globally. In immunology, the Phase III registrational clinical trials are underway for Sotyktu in systemic lupus erythematosus (SLE) and psoriatic arthritis. We are able to leverage our leading capabilities in hematological malignancies and our robust pipeline to provide opportunities for long-term growth to offset the impact of current and future patent expires for Revlimid and Pomalyst.

We expect the growth of our in-line and new product portfolio will enable us to more than offset the expected decline in Revlimid, Abraxane and other products revenues due to their loss of market exclusivity through 2025.

The evolution in our operating model, which focuses on maintaining a disciplined approach in marketing, selling and administrative expenses, will enable us to deliver the necessary strategic, financial and operational flexibility to invest in the highest priority opportunities within our portfolio. Through our Celgene acquisition restructuring activities, we realized at least $3.0 billion of synergies annually resulting from cost savings and avoidance. The achieved synergies were across general and administrative, manufacturing, R&D, and procurement, and also resulted in streamlining the Company's pricing and information technology infrastructure.

Our strategy extends well beyond the discovery, development and delivery of transformative medicines that help patients prevail over serious diseases. We believe that driving long-term business value is at the heart of living our purpose, from improving access and affordability to advancing inclusion and diversity and health equity in all areas of medicine to supporting a healthy planet in order to sustain lives and communities everywhere. Our Environmental, Social and Governance (ESG) strategy is integrated into our company’s core strategy, as the opportunities and potential impacts of ESG issues are directly connected to our business. Our ESG strategy focuses on (i) operating with effective governance and the highest ethical standards, and seeking transparency and dialogue with our stakeholders to improve our understanding of their needs, (ii) fostering an environment of inclusion and belonging and build a globally diverse workforce to drive equitable advancement and outcomes for all, (iii) around the globe, improve access to our innovative therapies and promote health equity to improve health outcomes for populations disproportionately affected by serious diseases and (iv) understand our responsibility to create a maximum positive impact while minimizing our environmental footprint while leveraging sustainability to drive innovation, build resiliency and manage nonfinancial risks.

Acquisitions, Divestitures, Licensing and Other Arrangements

For detailed information on significant acquisitions, divestitures, collaborations, licensing and other arrangements during 2022 refer to “Item 8. Financial Statements and Supplementary Data —Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements.”

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Year Ended December 31,		2022 vs. 2021
Dollars in Millions	2022	2021	% Change	Foreign Exchange(b)
United States	$31,828	$29,214	9%	—
International	13,497	16,319	(17)%	(9)%
Other(a)	834	852	(2)%	—
Total	$46,159	$46,385	—	(3)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues in 2022 increased primarily due to Eliquis, New Product Portfolio, and Opdivo, partially offset by our Recent LOE Products. Average net selling prices increased by 4% in 2022 compared to the same period a year ago.

International

•International revenues in 2022 decreased primarily due to lower demand for Revlimid as a result of generic erosion, foreign exchange and lower average net selling prices, partially offset by In-Line Products and New Product Portfolio.

No single country outside the U.S. contributed more than 10% of total revenues in 2022 and 2021. Our business is typically not seasonal.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in “—Critical Accounting Policies.”

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

	Year Ended December 31, 2022
Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2022	$723	$3,206	$3,193	$7,122
Provision related to sales made in:
Current period	7,483	11,364	6,344	25,191
Prior period	(14)	(2)	(213)	(229)
Payments and returns	(7,511)	(10,746)	(6,319)	(24,576)
Foreign currency translation and other	(6)	—	(125)	(131)
Balance at December 31, 2022	$675	$3,822	$2,880	$7,377

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Year Ended December 31,		% Change
Dollars in Millions	2022	2021	2022 vs. 2021
Gross product sales	$69,633	$67,897	3%
GTN Adjustments
Charge-backs and cash discounts	(7,469)	(7,253)	3%
Medicaid and Medicare rebates	(11,362)	(9,374)	21%
Other rebates, returns, discounts and adjustments	(6,131)	(6,215)	(1)%
Total GTN Adjustments	(24,962)	(22,842)	9%
Net product sales	$44,671	$45,055	(1)%

GTN adjustments percentage	36%	33%	3%
U.S.	41%	40%	1%
Non-U.S.	17%	17%	—

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $229 million and $319 million for 2022 and 2021, respectively. The reductions to provisions in 2022 primarily related to Non-U.S. revisions in clawback amounts primarily driven by the VAT recoverable estimates in 2022 and Eliquis coverage gap discounts in 2021. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Year Ended December 31,
Dollars in Millions	2022	2021	% Change
In-Line Products
Eliquis	$11,789	$10,762	10%
U.S.	7,786	6,456	21%
Non-U.S.	4,003	4,306	(7)%

Opdivo	8,249	7,523	10%
U.S.	4,812	4,202	15%
Non-U.S.	3,437	3,321	3%

Pomalyst/Imnovid	3,497	3,332	5%
U.S.	2,438	2,249	8%
Non-U.S.	1,059	1,083	(2)%

Orencia	3,464	3,306	5%
U.S.	2,638	2,410	9%
Non-U.S.	826	896	(8)%

Sprycel	2,165	2,117	2%
U.S.	1,497	1,297	15%
Non-U.S.	668	820	(19)%

Yervoy	2,131	2,026	5%
U.S.	1,304	1,265	3%
Non-U.S.	827	761	9%

Empliciti	296	334	(11)%
U.S.	185	200	(8)%
Non-U.S.	111	134	(17)%

Mature and other products	1,749	1,900	(8)%
U.S.	565	580	(3)%
Non-U.S.	1,184	1,320	(10)%

New Product Portfolio
Reblozyl	717	551	30%
U.S.	591	485	22%
Non-U.S.	126	66	91%

Abecma	388	164	**
U.S.	297	158	88%
Non-U.S.	91	6	**

Opdualag	252	—	N/A
U.S.	252	—	N/A
Non-U.S.	—	—	N/A

Zeposia	250	134	87%
U.S.	177	99	79%
Non-U.S.	73	35	**

	Year Ended December 31,		% Change
Dollars in Millions	2022	2021	2022 vs. 2021

Breyanzi	182	87	**
U.S.	151	84	80%
Non-U.S.	31	3	**

Onureg	124	73	70%
U.S.	95	69	38%
Non-U.S.	29	4	**

Inrebic	85	74	15%
U.S.	69	67	3%
Non-U.S.	16	7	**

Camzyos	24	—	N/A
U.S.	24	—	N/A
Non-U.S.	—	—	N/A

Sotyktu	8	—	N/A
U.S.	8	—	N/A
Non-U.S.	—	—	N/A

Recent LOE Products(a)
Revlimid	9,978	12,821	(22)%
U.S.	8,359	8,695	(4)%
Non-U.S.	1,619	4,126	(61)%

Abraxane	811	1,181	(31)%
U.S.	580	898	(35)%
Non-U.S.	231	283	(18)%

Total Revenues	46,159	46,385	—
U.S.	31,828	29,214	9%
Non-U.S.	14,331	17,171	(17)%
** Change in excess of 100%.
(a) Recent LOE Products include products with significant decline in revenue from a prior reporting period as a result of a loss of exclusivity.

Eliquis (apixaban) — an oral Factor Xa inhibitor, indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 21% in 2022 due to higher demand and higher average net selling prices, including favorable GTN adjustments.

•International revenues decreased 7% in 2022 primarily due to foreign exchange impacts of 11% and lower average net selling prices, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 4%.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, and court decisions in (i) the United Kingdom finding the UK apixaban composition of matter patent and related SPC invalid and (ii) the Netherlands denying a BMS request for a preliminary injunction that would have prevented an at-risk generic launch, generic manufacturers have begun marketing generic versions of Eliquis in the UK and the Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies—Intellectual Property” for further information.

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

•U.S. revenues increased 15% in 2022 due to higher demand across multiple indications including the Opdivo+Yervoy combinations for NSCLC, Opdivo+Cabometyx* combination for kidney cancer, bladder and various gastric and esophageal cancers, partially offset by declining second-line eligibility across tumor indications and increased competition.

•International revenues increased 3% in 2022 due to higher demand partially offset by foreign exchange impacts of 11% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 14%.

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

•U.S. revenues increased 8% in 2022 due to higher average net selling prices and higher demand.

•International revenues decreased 2% in 2022 due to foreign exchange impacts of 10% and lower average net selling prices, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 8%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 9% in 2022 due to higher demand.

•International revenues decreased 8% in 2022 due to foreign exchange impacts of 11%, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 3%.

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

•U.S. revenues increased 15% in 2022 due to higher average net selling prices and higher demand.

•International revenues decreased 19% in 2022 due to foreign exchange impacts of 11% and lower demand as a result of generic erosion. Excluding foreign exchange impacts, revenues decreased by 8%.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and esophageal cancer.

•U.S. revenues increased 3% in 2022 due to higher average net selling prices.

•International revenues increased 9% in 2022 due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 12% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 21%.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Mature and other products — includes all other products, including those which have lost exclusivity in major markets, OTC products and royalty revenue and mature products.

•International revenues for mature and other products decreased 10% due to lower demand as a result of a continued generic erosion and foreign exchange impacts of 5%. Excluding foreign exchange impacts, revenues decreased by 5%.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an ESA in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

•U.S. revenues increased 22% in 2022 primarily due to higher demand.

Abecma (idecabtagene vicleucel) — is a B-cell maturation antigen-directed genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Abecma was launched in May 2021.

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

Breyanzi (lisocabtagene maraleucel) — is a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with certain types of relapsed or refractory large B-cell lymphoma after one or more lines of systemic therapy. Breyanzi was launched in April 2021.

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

•U.S. revenues decreased 4% in 2022 due to lower demand driven by generic erosion, partially offset by higher average net selling prices.

•International revenues decreased 61% in 2022 due to lower demand as a result of generic erosion across several European countries and Canada, lower average net selling prices and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues decreased by 57%.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. In the EU, generic lenalidomide products have entered the market. In Japan, the composition of matter patent expired in July 2022, however BMS is not aware of any generic approvals. Global revenues for Revlimid are expected to decline to approximately $6.5 billion in 2023.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 35% in 2022 primarily due to entry of authorized generics and lower demand. Authorized generic arrangements include product supply sales and profit sharing fees.

•International revenues decreased 18% in 2022 due to lower demand resulting from generic erosion and foreign exchange impacts of 5%. Excluding foreign exchange impacts, revenues decreased by 13%.

•In the U.S. and EU, generics have entered the market. In Japan, the estimated minimum market exclusivity date is 2023 based on a method of use patent.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. There were no products in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel with estimated levels of inventory in excess of one month as of December 31, 2022 (U.S.) and September 30, 2022 (outside of the U.S.).

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 78% of total gross sales of U.S. products for the year ended December 31, 2022. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2022 is not available prior to the filing of this 2022 Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Year Ended December 31,		% Change
Dollar in Millions	2022	2021	2022 vs 2021
Cost of products sold(a)	$10,137	$9,940	2%
Marketing, selling and administrative	7,814	7,690	2%
Research and development	9,509	10,195	(7)%
Acquired IPRD	815	1,159	(30)%
Amortization of acquired intangible assets	9,595	10,023	(4)%
Other (income)/expense, net	576	(720)	**
Total Expenses	$38,446	$38,287	—
** Change in excess of 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of products sold

Cost of products sold include material, internal labor and overhead costs from our owned manufacturing sites, third-party product supply costs and other supply chain costs managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing, certain excise taxes, foreign currency hedge settlement gains and losses and impairment charges. Cost of products sold typically varies between periods as a result of volume, product mix (particularly royalties and profit sharing), foreign exchange, as well as changes in price, inflation, costs attributed to manufacturing site exits and impairment charges. Cost of products sold excludes amortization from acquired intangible assets.

Cost of products sold increased by $197 million primarily driven by product mix including higher profit sharing due to Eliquis revenue growth ($541 million), higher manufacturing startup costs and inventory related charges primarily from expanding our CAR-T cell therapy capabilities, partially offset by foreign exchange and related hedging settlements ($588 million) and impairment charges related to Inrebic EU regulatory approval milestones in 2021 ($315 million).

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

Marketing, selling and administrative expenses increased by $124 million primarily due to higher charitable giving ($235 million) and the cash settlement of Turning Point unvested stock awards ($73 million), partially offset by foreign exchange.

Research and development

Research and development activities include research and early discovery, preclinical and clinical development, drug formulation and medical support of marketed products. Expenses include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies, IPRD impairment charges and proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, employee stock compensation costs and other appropriate costs. Certain expenses are shared with alliance partners based upon contractual agreements. Expenses typically vary between periods for a number of reasons, including the timing of IPRD impairment charges.

Research and development expense decreased by $686 million primarily due to lower IPRD impairment charges ($742 million), partially offset by the cash settlement of Turning Point unvested stock awards in 2022 ($80 million). Refer to Item 8. Financial Statements and Supplementary Data—Note 15. Goodwill and Other Intangible Assets” for further information on impairment charges.

Acquired IPRD

Acquired IPRD expenses are comprised of upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. Acquired IPRD charges are detailed in the table below.

	Year Ended December 31,
Dollars in Millions	2022	2021
Mavacamten royalty extinguishment	$295	$—
Dragonfly milestone and opt-in license fee	200	—
Immatics upfront license fee	150	—
BridgeBio upfront collaboration fee	90	—
Eisai upfront collaboration fee	—	650
Agenus upfront license fee and milestone	—	220
Prothena opt-in license fee	—	80
Evotec opt-in license fee	—	58
Other	80	151
Acquired IPRD	$815	$1,159

Refer to “Item 8. Financial Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $428 million in 2022 compared to 2021, primarily due to a change in the expected expiration of the market exclusivity period for Pomalyst to the first quarter of 2026 and the expiration of Abraxane market exclusivity in the fourth quarter of 2022.

Other (income)/expense, net

Other (income)/expense, net changed by $1.3 billion in 2022, primarily due to equity investments, contingent value rights and other items discussed below.

Components of Other (income)/expense, net were as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021
Interest expense	$1,232	$1,334
Royalty and licensing income	(1,283)	(1,067)
Royalty income - divestitures	(832)	(666)
Equity investment losses/(income), net	801	(745)
Integration expenses	440	564
Loss on debt redemption	266	281
Divestiture gains	(211)	(9)
Litigation and other settlements	178	82
Investment income	(171)	(39)
Provision for restructuring	75	169
Contingent consideration	(9)	(542)
Other	90	(82)
Other (income)/expense, net	$576	$(720)

•Interest expense decreased in 2022 due to additional debt maturities. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. "Financing Arrangements” for further information.
•Royalties increased in 2022 primarily due to higher Keytruda* and diabetes business divestiture royalties. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.
•Equity investments generated losses in 2022 compared to income in 2021 due to fair value adjustments for investments that have readily determinable fair value, observable price changes for investments without readily determinable fair values resulting primarily from initial public offerings or third-party acquisitions of entities which we held an ownership interest, and changes in limited partnership net asset values. Refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” for more information.
•Integration expenses decreased in 2022 due to lower consulting fees to implement Celgene integration initiatives related to processes and systems.
•Loss on debt redemption resulted from the early redemption of long-term debt of $6.0 billion in 2022 and $3.5 billion in 2021.
•Divestiture gains resulted from certain mature product rights divested in 2022.
•Investment income increased in 2022 primarily due to higher interest rates.
•Litigation and other settlements includes amounts related to commercial disputes regarding licensing and supply obligation matters, intellectual property and promotional practice matters. In addition, 2022 includes income of $40 million resulting from a settlement resolving all legal claims and business interests pertaining to Nimbus’ TYK2 inhibitor. The settlement also provides for contingent development, regulatory and sales-based milestones payable to BMS upon the occurrence of certain events. Refer to "Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies."
•Provision for restructuring includes exit and other costs primarily related to the Celgene Acquisition Plan. We have achieved at least $3.0 billion in annual synergies related to the Celgene Acquisition Plan. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring” for further information.
•Contingent consideration primarily includes fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.
•Other includes foreign exchange losses of $83 million in 2022 and $15 million in 2021 (net of hedging), exit costs of $39 million resulting from the transition of our commercial operations in the Russian Federation to a third-party distributor and Turning Point acquisition costs of $32 million in 2022.

Income Taxes

	Year Ended December 31,
Dollars in Millions	2022	2021
Earnings Before Income Taxes	$7,713	$8,098
Provision for Income Taxes	1,368	1,084
Effective Tax Rate	17.7%	13.4%

Impact of Specified Items	(2.4)%	2.6%
Effective Tax Rate Excluding Specified Items	15.3%	16.0%

The income tax impact attributed to the GAAP effective tax rate includes the impact from specified items summarized in the following “—Non-GAAP Financial Measures” section. Income tax impact of specified items was primarily due to low jurisdictional tax rates attributed to intangible asset amortization in both periods, IPRD impairment charges and non-taxable contingent value rights fair value adjustments in 2021, a revaluation in 2021 (and to a lesser extent 2022) of the basis of intangible and other assets internally transferred to streamline our legal entity structure after the Celgene acquisition, and tax reserve releases related to the 2009 Mead Johnson split-off transaction in 2022.

The 0.7% decrease in the effective tax rate excluding specified items during 2022 primarily resulted from releases of income tax reserves of $297 million for tax positions that were effectively settled for the BMS 2008 to 2012 tax years (excluding Mead Johnson related amounts that were specified) and the lapse of statute of limitations for the Celgene 2012 to 2016 tax years, partially offset by jurisdictional earnings mix. Refer to “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from acquisition-related equity awards, (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments) and (x) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from release of income tax reserves related to the Mead Johnson split-off transaction and internal transfers of intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on February 2, 2023 and are incorporated herein by reference.

Beginning with the first quarter of 2022, significant R&D charges or other income resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights are no longer excluded from our non-GAAP financial measures. We made these changes to our presentation of non-GAAP financial measures following comments from and discussions with the SEC. For purposes of comparability, the non-GAAP financial measures for the year ended December 31, 2021, have been updated to reflect this change.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021
Inventory purchase price accounting adjustments	$293	$264
Intangible asset impairment	—	315
Site exit and other costs	63	24
Cost of products sold	356	603

Employee compensation charges	73	1
Site exit and other costs	6	2
Marketing, selling and administrative	79	3

IPRD impairments	98	840
Inventory purchase price accounting adjustments	130	1
Employee compensation charges	80	1
Site exit and other costs	—	1
Research and development	308	843

Amortization of acquired intangible assets	9,595	10,023

Interest expense(a)	(83)	(120)
Equity investment losses/(gains), net	799	(758)
Integration expenses	440	564
Loss on debt redemption	266	281
Divestiture gains	(211)	(9)
Litigation and other settlements	140	—
Provision for restructuring	75	169
Contingent consideration	—	(542)
Other	71	—
Other (income)/expense, net	1,497	(415)

Increase to pretax income	11,835	11,057

Income taxes on items above	(1,332)	(993)
Income tax reserve release attributed to Mead Johnson	(225)	—
Income taxes attributed to internal transfer of intangible and other assets	(72)	(983)
Income taxes	(1,629)	(1,976)

Increase to net earnings	$10,206	$9,081
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2022	2021
Net Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$6,327	$6,994
Specified Items	10,206	9,081
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$16,533	$16,075

Weighted Average Common Shares Outstanding — Diluted	2,146	2,245

Diluted Earnings Per Share Attributable to BMS — GAAP	$2.95	$3.12
Diluted EPS Attributable to Specified Items	4.75	4.04
Diluted EPS Attributable to BMS — Non-GAAP	$7.70	$7.16

Financial Position, Liquidity and Capital Resources

Our net debt position was as follows:

	December 31,
Dollars in Millions	2022	2021
Cash and cash equivalents	$9,123	$13,979
Marketable debt securities	130	2,987
Total cash, cash equivalents and marketable debt securities	9,253	16,966
Short-term debt obligations	(4,264)	(4,948)
Long-term debt	(35,056)	(39,605)
Net debt position	$(30,067)	$(27,587)

Liquidity and Capital Resources

We regularly assess our anticipated working capital needs, debt and leverage ratio levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities, the repurchase of debt securities prior to maturity or the issuance or repurchase of common stock. Under the Tax Cuts and Jobs Act of 2017, research and development costs are required to be capitalized and amortized effective January 1, 2022, which resulted in an increase of approximately $1.9 billion in U.S. tax payments in 2022 as compared to 2021.

We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations in the next few years, and, if required, from the issuance of commercial paper, will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development and acquisitions, repurchase of common stock, debt maturities of approximately $10.6 billion through 2026, as well as any debt repurchases through redemptions or tender offers. As of December 31, 2022, our net debt position increased by $2.5 billion primarily due to common stock repurchases and dividends ($12.6 billion) and the Turning Point acquisition ($3.3 billion), partially offset by cash from operating activities ($13.1 billion).

We have a share repurchase program, authorized by our Board of Directors, allowing for repurchases of BMS common stock shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares nor does it have a specific expiration date and may be suspended or discontinued at any time. In 2022, we repurchased approximately 109 million shares of our common stock for $8.0 billion, including approximately 69 million shares for $5.0 billion through our ASR program. The remaining share repurchase capacity under the share repurchase program was $7.2 billion as of December 31, 2022. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for additional information.

Dividend payments were $4.6 billion in 2022 and $4.4 billion in 2021. Dividend paid per common share was $0.54 during each quarter of 2022. Dividends are authorized on a quarterly basis by our Board of Directors.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of December 31, 2022.

In 2022, we issued an aggregate principal amount of $6.0 billion and repurchased an aggregate principal amount of $6.0 billion primarily to modify our future debt maturities. In addition, $4.8 billion of debt matured and was repaid. Refer to “Item 1. Financial Statements—Note 10. Financing Arrangements” for further information.

As of December 31, 2022, we had a five-year $5.0 billion revolving credit facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under any revolving credit facility at December 31, 2022 or 2021.

Our investment portfolio includes marketable debt securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our investment policy establishes limits on the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. Financing Arrangements for further information.

Capital Expenditures

Annual capital expenditures were approximately $1.1 billion in 2022, $970 million in 2021 and $750 million in 2020 and are expected to be approximately $1.2 billion in 2023 and 2024. We continue to make capital expenditures in connection with the expansion of our cell therapy and other manufacturing capabilities, research and development and other facility-related activities.

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to debt, income taxes and lease arrangements are provided in “Item 8. Financial Statements and Supplementary Data—Note 1. Accounting Policies and Recently Issued Accounting Standards”, “—Note 10. Financing Arrangements”, “—Note 7. Income Taxes” and “—Note 14. Leases”, respectively.

We are committed to an aggregate $22.0 billion of potential contingent future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $7.5 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $14.5 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $17.5 billion that we would be obligated to pay upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.

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

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in Millions	2022	2021
Cash flow provided by/(used in):
Operating activities	$13,066	$16,207
Investing activities	(1,062)	(538)
Financing activities	(16,962)	(16,224)

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

The $3.1 billion change in cash flow from operating activities compared to 2021 was driven by higher tax payments ($1.9 billion) primarily resulting from research and development expenses that are capitalized and amortized for tax purposes, Turning Point acquisition-related payments ($300 million), higher upfront research and early discovery payments ($250 million), as well as timing of cash collections and timing of vendor payments in the ordinary course of business.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase, proceeds from business divestitures (including royalties), the sale and maturity of marketable securities, sale of equity investments, as well as upfront and contingent milestones payments from licensing arrangements.

The $524 million change in cash flow from investing activities compared to 2021 was primarily due to the acquisition of Turning Point ($3.2 billion, net of cash acquired), lower proceeds from the sale of equity investments ($2.4 billion), partially offset by the changes in the amount of marketable debt securities held ($4.1 billion), lower Acquired IPRD payments ($646 million) and higher proceeds from divestitures ($557 million).

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings, as well as proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $738 million change in cash flow from financing activities compared to 2021 was primarily due to higher repurchases of common stock ($1.7 billion), partially offset by changes in the amount of net debt borrowings ($871 million).

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

We maintain DSAs with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 78% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

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

Charge-backs and cash discounts

Our U.S. business participates in programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties, including covered entities under the 340B program, whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower program price and the wholesalers then charge us the difference between their acquisition cost and the lower program price. Accounts receivable is reduced for the estimated amount of unprocessed charge-back claims attributable to a sale (typically within a two to four week time lag).

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

Acquisition and Intangible Assets Valuations

We make certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. If it is determined that substantially all of the fair value of gross assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an acquisition of assets. We evaluate the inputs, processes, and outputs associated with the acquired set of activities and assets. If the assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business. Our assessments concluded that the Turning Point transaction was a business combination in 2022 and the MyoKardia transaction in 2020 was an asset acquisition.

We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Excess of consideration over the fair value of net assets acquired is recorded as goodwill. Estimating fair value requires us to make significant judgments and assumptions.

In transactions accounted for as acquisitions of assets, no goodwill is recorded and contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally is not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to IPRD projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement.

We have identifiable intangible assets that are measured at their respective fair values as of the acquisition date. Generally, we engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. The fair value of these assets is estimated using discounted cash flow models. These models required the use of the following significant estimates and assumptions among others:

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

We believe the fair value used to record intangible assets acquired are based upon reasonable estimates and assumptions considering the facts and circumstances as of the acquisition date.

Impairment and Amortization of Long-lived Assets, including Intangible Assets

Long-lived assets include intangible assets and property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or at least annually for IPRD. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include changes in competitive landscape, earlier than expected loss of market exclusivity, pricing reductions, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval for initial or follow on indications and unanticipated development costs, inability to achieve expected synergies resulting from cost savings and avoidance, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. If the carrying value of long-lived assets exceeds its fair value, then the asset is written-down to its fair value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The estimated useful lives of long-lived assets is subjective and requires significant judgment regarding patent lives, future plans and external market factors. Long-lived assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of depreciation or amortization. Impairment charges included in Cost of products sold and Research and development expense were $101 million in 2022, $1.2 billion in 2021 and $1.1 billion in 2020. Refer to “Item 8. Financial Statements and Supplementary Data—Note 15. Goodwill and Other Intangible Assets” for further discussion and analysis of these impairment charges.

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $4.1 billion at December 31, 2022 (net of valuation allowance of $873 million) and $2.7 billion at December 31, 2021 (net of valuation allowance of $1.1 billion).

The U.S. federal net operating loss carryforwards were $709 million at December 31, 2022. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2023. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2023 (certain amounts have unlimited lives).

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

In addition, a negative basis or excess loss account (“ELA”) existed in our investment in stock of Mead Johnson prior to these transactions. We received an opinion from outside legal counsel to the effect that it is more likely than not that we eliminated the ELA as part of these transactions and do not have taxable income with respect to the ELA. The tax law in this area is complex and it is possible that even if the internal spin-off and the exchange offer is tax exempt under the Internal Revenue Code, the Internal Revenue Service could assert that we have additional taxable income for the period with respect to the ELA. We could be exposed to additional taxes if this were to occur. Based upon our understanding of the Internal Revenue Code and opinion from outside legal counsel, a tax reserve of $244 million was established reducing the gain on disposal of Mead Johnson included in discontinued operations in 2009. In December 2022, we have determined this position to be effectively settled and have released the related reserves.

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

For discussions on contingencies, refer to “Item 8. Financial Statements and Supplementary Data—Note 1. Accounting Policies and Recently Issued Accounting Standards—Contingencies,” “—Note 7. Income Taxes” and “—Note 20. Legal Proceedings and Contingencies.”

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. Spending on these programs represents approximately 40% of our annual R&D expenses in the last three years. Opdivo was the only investigational compound or marketed product that represented greater than 10% of our R&D expenses in the last three years. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years if regulatory approvals are obtained and products are successfully commercialized. The following are the late-stage new indication developments in our marketed products, as well as developments in our late-stage pipeline through February 2, 2023:

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

	ESCC	May 2022
Ono, our alliance partner for Opdivo in Japan, announced that Japan's Ministry of Health, Labour and Welfare approved Opdivo in combination with fluoropyrimidine- and platinum- containing chemotherapy for the first-line treatment for adult patients with previously untreated unresectable advanced or metastatic ESCC with PD-L1 expression > 1%, as well as in the all-randomized population. The approval is based on the Phase III CheckMate -648 trial (ONO-4538-50/CA209648).

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

Product	Indication	Date	Developments

Opdivo	NSCLC	April 2022
Ono, our alliance partner for Opdivo in Japan, announced that the companies have submitted the supplemental Japanese NDA to Pharmaceuticals and Medical Devices Agency for Opdivo to expand its use as a neoadjuvant treatment of resectable NSCLC in combination with chemotherapy for a partial change in approved items of the manufacturing and marketing approval in Japan. The application is based on the Phase III CheckMate -816 study.

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
Announced that results from Phase III CheckMate -901 trial, comparing Opdivo plus Yervoy to standard-of-care chemotherapy as a first-line treatment for patients with untreated unresectable or metastatic urothelial carcinoma, who are ineligible for cisplatin based chemotherapy, did not meet the primary endpoint of overall survival in patients whose tumor cells express PD-L1 > 1% at final analysis. The trial is continuing to assess other primary and secondary endpoints, no new safety signals were observed at the time of analysis.

	ESCC	May 2022
Ono, our alliance partner for Opdivo plus Yervoy in Japan, announced that Japan's Ministry of Health, Labour and Welfare approved Opdivo in combination with fluoropyrimidine- and platinum- containing chemotherapy for the first-line treatment for adult patients with previously untreated unresectable advanced or metastatic ESCC with PD-L1 expression ≥1%, as well as in the all-randomized population. The approval is based on the Phase III CheckMate -648 trial.

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

Product	Indication	Date	Developments

Orencia	COVID-19	June 2022
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

Reblozyl	Beta Thalassemia	January 2023
Announced that the Committee for Medicinal Product for Human Use (CHMP) of the European Medicines Agency (EMA) has recommended approval of Reblozyl as a treatment for adult patients with anemia associated with non-transfusion-dependent (NTD) beta thalassemia.

June 2022
Announced the withdrawal of the sBLA for Reblozyl for the treatment of anemia in adults with non-transfusion dependent beta thalassemia. We could not appropriately address the FDA's questions about the benefit-risk profile of Reblozyl in this patient population based on the current dataset from the Phase II BEYOND trial.

	MDS	October 2022
Announced that results from the Phase III COMMANDS trial evaluating Reblozyl met its primary endpoint, demonstrating a highly statistically significant and clinical meaningful improvement in red blood cell transfusion independence with concurrent hemoglobin increase in the first-line treatment of adult patients with very low-, low- or intermediate-risk MDS who require red blood cell transfusions.

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

Zeposia	MS	October 2022
Announced retrospective analysis from the ongoing Phase III DAYBREAK open-label extension trial of Zeposia in relapsing MS showed that more than 92% of participants mounted a serologic response to COVID-19 following vaccination, with 10% COVID-19-related adverse events in vaccinated participants, all non-serious. Post hoc analyses from the Phase III DAYBREAK and RADIANCE trials demonstrated a greater proportion of patients treated with Zeposia versus interferon beta-1a had a lower annualized rate of brain volume loss.

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

Product	Indication	Date	Developments

Breyanzi	Lymphoma	January 2023
Announced positive topline results from the Phase II portion of the TRANSCEND CLL 004, a Phase I/II, open-label, single-arm, multicenter study evaluating Breyanzi in adults with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma. The study met the primary endpoint of complete response rate compared to historical control.

December 2022
Announced Japan's Ministry of Health, Labour and Welfare approval of Breyanzi for use in the second-line treatment of relapsed or refractory large B-cell lymphoma, regardless of whether autologous hematopoietic stem-cell transplantation is intended. The approval is based on the results of clinical trials in patients with relapsed or refractory aggressive B-cell non-Hodgkin lymphoma after first-line therapy, including global Phase III clinical trials (JCAR017-BCM-003) in patients intended for autologous hematopoietic stem-cell transplantation, Phase II clinical trials (017006) in the United States (U.S.) in patients not intended for autologous hematopoietic stem-cell transplantation, and cohort 2 of Phase II clinical trials (JCAR017-BCM-001) in Europe and Japan.

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

June 2022
Announced that the EMA validated its Type II Variation application for extension of the indication for Breyanzi in second-line treatment of adult patients with diffuse large B-cell lymphoma, high grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and follicular lymphoma grade 3B, who are refractory or have relapsed within 12 months of initial therapy and are candidates for hematopoietic stem cell transplant. The application is based on the Phase III TRANSFORM study.

April 2022
Announced EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B after two or more lines of systemic therapy. The approval is based on results from the TRANSCEND WORLD and TRANSCEND NHL 001 trials.

Opdualag	Melanoma	September 2022
Announced EC approval of the fixed-dose combination of Opdualag for the first-line treatment of advanced unresectable or metastatic melanoma in adults and adolescents 12 years of age and older with tumor cell PD-L1 expression < 1%. The approval is based on results from the Phase II/III RELATIVITY -047 trial.

March 2022
Announced FDA approval of Opdualag (nivolumab and relatlimab-rmbw), a fixed-dose combination of nivolumab and relatlimab, a novel LAG-3 inhibitor, for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma. The approval is based on results from the Phase II/III RELATIVITY-047 trial.

Camzyos (mavacamten)	Obstructive HCM	October 2022
Announced that the FDA accepted the supplemental NDA for Camzyos for an expanded indication to reduce the need for septal reduction therapy. The FDA has set a target action date of June 16, 2023. The supplemental NDA is based on results from the Phase III VALOR-HCM trial.

April 2022
Announced FDA approval of Camzyos for the treatment of adults with symptomatic New York Heart Association class II-III obstructive HCM to improve functional capacity and symptoms. The approval is based on results from the Phase III EXPLORER-HCM trial.

		April 2022	Announced that interim results from the EXPLORER-LTE cohort of the MAVA-LTE trial in patients with symptomatic obstructive HCM showed sustained improvements in cardiovascular function and patient symptoms at 48 and 84 weeks, no new safety signals were observed.

Product	Indication	Date	Developments

Sotyktu	Plaque Psoriasis	January 2023
The CHMP of the EMA has recommended the approval of Sotyktu for the treatment of adults with moderate-to-severe plaque psoriasis. The CHMP recommendation will now be reviewed by the EC which has the authority to approve medicines of the EC.

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
Announced results from the Phase II PAISLEY trial that showed statistically significant efficacy at the primary endpoint of SLE Responder Index-4 responses at week 32 among patients with moderate-to-severe SLE who were treated with Sotyktu versus placebo. Secondary endpoints demonstrated clinically meaningful improvements at week 48. The safety profile of Sotyktu was consistent with previously reported studies in patients with psoriasis and psoriatic arthritis with no new safety signals observed. Data demonstrated favorable risk-benefit profile supportive of progressing into Phase III.

Special Note Regarding Forward-Looking Statements

This 2022 Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions of Celgene, MyoKardia, and Turning Point, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this 2022 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe that we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this 2022 Form 10-K not to occur. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise after the date of this 2022 Form 10-K.

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

Foreign Exchange Risk

Significant amounts of our revenues, earnings and cash flow are exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the euro and Japanese yen. Foreign currency forward and purchased local currency put option contracts are used to manage risk primarily arising from certain intercompany sales and purchases transactions.
We are also exposed to foreign exchange transaction risk arising from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts are used to offset these exposures but are not designated as hedges.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange contracts by $782 million and $678 million as of December 31, 2022 and December 31, 2021, respectively, reducing earnings over the remaining life of the contracts.

Cross-currency interest rate swap contracts are used to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of cross-currency interest swap contracts by $73 million and $58 million as of December 31, 2022 and December 31, 2021.

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

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We use cross-currency interest rate swap contracts designated to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. The fair values of these contracts as well as our marketable debt securities are analyzed at year-end to determine their sensitivity to interest rate changes. In this sensitivity analysis, if there was a 1% increase in short-term or long-term interest rates as of December 31, 2022 and December 31, 2021, the expected adverse impact on our earnings would not be material.

We estimate that an increase of 1% in long-term interest rates as of December 31, 2022 and December 31, 2021 would decrease the fair value of long-term debt by $2.6 billion and $3.8 billion, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2022	2021	2020
Net product sales	$44,671	$45,055	$41,321
Alliance and other revenues	1,488	1,330	1,197
Total Revenues	46,159	46,385	42,518

Cost of products sold(a)	10,137	9,940	11,773
Marketing, selling and administrative	7,814	7,690	7,661
Research and development	9,509	10,195	10,048
Acquired IPRD	815	1,159	12,533
Amortization of acquired intangible assets	9,595	10,023	9,688
Other (income)/expense, net	576	(720)	(2,314)
Total Expenses	38,446	38,287	49,389

Earnings/(Loss) Before Income Taxes	7,713	8,098	(6,871)
Provision for Income Taxes	1,368	1,084	2,124
Net Earnings/(Loss)	6,345	7,014	(8,995)
Noncontrolling Interest	18	20	20
Net Earnings(Loss) Attributable to BMS	$6,327	$6,994	$(9,015)

Earnings/(Loss) per Common Share
Basic	$2.97	$3.15	$(3.99)
Diluted	2.95	3.12	(3.99)
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME/(LOSS)	2022	2021	2020
Net Earnings/(Loss)	$6,345	$7,014	$(8,995)
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	54	415	(256)
Pension and postretirement benefits	145	206	(75)
Marketable debt securities	(2)	(9)	5
Foreign currency translation	(210)	(41)	7
Total Other Comprehensive Income/(Loss)	(13)	571	(319)

Comprehensive Income/(Loss)	6,332	7,585	(9,314)
Comprehensive Income Attributable to Noncontrolling Interest	18	20	20
Comprehensive Income/(Loss) Attributable to BMS	$6,314	$7,565	$(9,334)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$9,123	$13,979
Marketable debt securities	130	2,987
Receivables	9,886	9,369
Inventories	2,339	2,095
Other current assets	5,795	4,832
Total Current Assets	27,273	33,262
Property, plant and equipment	6,255	6,049
Goodwill	21,149	20,502
Other intangible assets	35,859	42,527
Deferred income taxes	1,344	1,439
Other non-current assets	4,940	5,535
Total Assets	$96,820	$109,314

LIABILITIES
Current Liabilities:
Short-term debt obligations	$4,264	$4,948
Accounts payable	3,040	2,949
Other current liabilities	14,586	13,971
Total Current Liabilities	21,890	21,868
Deferred income taxes	2,166	4,501
Long-term debt	35,056	39,605
Other non-current liabilities	6,590	7,334
Total Liabilities	65,702	73,308

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 2,991 in 2022 and 3,484 in 2021, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.9 billion issued in 2022 and 2021	292	292
Capital in excess of par value of stock	45,165	44,361
Accumulated other comprehensive loss	(1,281)	(1,268)
Retained earnings	25,503	23,820
Less cost of treasury stock — 825 million common shares in 2022 and 747 million common shares in 2021	(38,618)	(31,259)
Total Bristol-Myers Squibb Company Shareholders’ Equity	31,061	35,946
Noncontrolling interest	57	60
Total Equity	31,118	36,006
Total Liabilities and Equity	$96,820	$109,314
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net earnings/(loss)	$6,345	$7,014	$(8,995)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	10,276	10,686	10,380
Deferred income taxes	(2,738)	(1,393)	983
Stock-based compensation	457	583	779
Impairment charges	179	1,207	1,203
Divestiture gains and royalties	(1,063)	(684)	(699)
Acquired IPRD	815	1,159	12,533
Equity investment losses/(gains), net	801	(745)	(1,228)
Contingent consideration fair value adjustments	(9)	(542)	(1,757)
Other adjustments	232	183	(134)
Changes in operating assets and liabilities:
Receivables	(663)	(1,054)	(646)
Inventories	(69)	13	2,672
Accounts payable	109	245	188
Rebates and discounts	427	863	1,189
Income taxes payable	(1,423)	(1,063)	(2,305)
Other	(610)	(265)	(111)
Net Cash Provided by Operating Activities	13,066	16,207	14,052
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	6,411	4,196	6,280
Purchase of marketable debt securities	(3,592)	(5,478)	(4,172)
Proceeds from sales of equity investment securities	218	2,579	129
Capital expenditures	(1,118)	(973)	(753)
Divestiture and other proceeds	1,305	748	741
Acquisition and other payments, net of cash acquired	(4,286)	(1,610)	(13,084)
Net Cash Used in Investing Activities	(1,062)	(538)	(10,859)
Cash Flows From Financing Activities:
Short-term debt obligations, net	194	(160)	(267)
Issuance of long-term debt	5,926	—	6,945
Repayment of long-term debt	(11,431)	(6,022)	(2,750)
Repurchase of common stock	(8,001)	(6,287)	(1,546)
Dividends	(4,634)	(4,396)	(4,075)
Stock option proceeds and other, net	984	641	542
Net Cash Used in Financing Activities	(16,962)	(16,224)	(1,151)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(33)	(102)	111
(Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(4,991)	(657)	2,153
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	14,316	14,973	12,820
Cash, Cash Equivalents and Restricted Cash at End of Year	$9,325	$14,316	$14,973
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Nature of Operations and Basis of Consolidation

Bristol-Myers Squibb Company (“BMS”, or “the Company”) is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases.

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2022 Form 10-K for definitions of capitalized terms used throughout the document.

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

Equity Investments

Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in Other (income)/expense, net. Equity investments without readily determinable fair values are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in the estimated fair value of equity investments without readily determinable fair values are recorded in Other (income)/expense, net.

BMS holds investments in limited partnerships, which primarily invest in early-stage life sciences companies. Such limited partnership investments are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. Investments in 50% or less owned companies, as well as limited partnerships, are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The proportional share of the investee's net income or losses of equity investments accounted for using the equity method are included in Other (income)/expense, net.

Equity investments without readily determinable fair values and equity investments accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.

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

If the assets acquired do not meet the definition of a business, primarily because no significant processes were acquired or substantially all of the relative fair value was allocated to a single asset, the transaction is accounted for as an asset acquisition rather than a business combination and no goodwill is recorded. In addition, in an asset acquisition, acquired in-process research and development ("IPRD") assets with no alternative future use are charged to Acquired IPRD.

Goodwill, IPRD and Other Intangible Assets

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

Derivatives

All derivative instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheets and are classified as current or long-term based on the scheduled maturity of the instrument. Derivatives designated as hedges, are assessed at inception and quarterly thereafter, to determine whether they are highly effective in offsetting changes or cash flows of the hedged item. The changes in fair value of a derivative designated as a fair value hedge and of the hedged item attributable to the hedged risk are recognized in earnings immediately. The effective portions of changes in the fair value of a derivative designated as a cash flow hedge are reported in Accumulated other comprehensive loss and are subsequently recognized in earnings consistent with the underlying hedged item. If a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not material during all periods presented. If a hedged forecasted transaction becomes probable of not occurring, any gains or losses are reclassified from Accumulated other comprehensive loss to earnings. Derivatives that are not designated as hedges are adjusted to fair value through current earnings. The Company also uses derivative instruments or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. Realized and unrealized gains and losses from these hedges are included in foreign currency translation in Accumulated other comprehensive loss. Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in investing activities.

Restructuring

Restructuring charges are recognized as a result of actions to streamline operations, realize synergies from acquisitions and reduce the number of facilities. Estimating the impact of restructuring plans, including future termination benefits, integration expenses and other exit costs, requires judgment. Actual results could vary from these estimates. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

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

Revenue Recognition

Refer to “—Note 2. Revenue” for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and royalties. Refer to “—Note 3. Alliances” for further details regarding alliances.

Research and Development and Acquired IPRD

Research and development costs are expensed as incurred. Clinical study and certain research costs are recognized over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Research and development costs are presented net of reimbursements from alliance partners.

Nonrefundable advance payments for services to be received in the future for use in research and development activities are recorded as prepaid assets and expensed in the period when the services are performed.

Acquired IPRD expenses include upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval.

The Company's Acquired IPRD by type of transaction was as follows:

Type of transaction	Year ended December 31,
Dollars in Millions	2022	2021	2020
Alliance (Note 3)	$100	$730	$258
In-license arrangements and other (Note 4)	715	429	659
Asset acquisitions (Note 4)	—	—	11,616
Acquired IPRD	$815	$1,159	$12,533

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred. Advertising and product promotion costs are included in Marketing, selling and administrative expenses and were $1.3 billion in 2022 and 2021 and $990 million in 2020.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Net product sales	$44,671	$45,055	$41,321
Alliance revenues	742	716	615
Other revenues	746	614	582
Total Revenues	$46,159	$46,385	$42,518

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

Gross revenue to the three largest pharmaceutical wholesalers in the U.S. as a percentage of U.S. gross revenues was as follows:

	Year Ended December 31,
	2022	2021	2020
McKesson Corporation	32%	32%	31%
AmerisourceBergen Corporation	25%	25%	25%
Cardinal Health, Inc.	21%	20%	19%

Wholesalers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practices in each country. Revenue is reduced from wholesaler list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns ("GTN adjustments"). These GTN adjustments are attributed to various commercial arrangements, managed healthcare organizations and government programs such as Medicare, Medicaid and the 340B program containing various pricing implications, such as mandatory discounts, pricing protection below wholesaler list price or other discounts when Medicare Part D beneficiaries are in the coverage gap. In addition, non-U.S. government programs include different pricing schemes such as cost caps, volume discounts, outcome-based pricing and pricing claw-backs determined on sales of individual companies or an aggregation of companies participating in a specific market. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer, typically within one month. All other rebates, discounts and adjustments, including Medicaid and Medicare, are reflected as a liability and settled through cash payments to the customer, typically within various time periods ranging from a few months to one year.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

The following table summarizes GTN adjustments:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Gross product sales	$69,633	$67,897	$60,016
GTN adjustments(a)
Charge-backs and cash discounts	(7,469)	(7,253)	(5,827)
Medicaid and Medicare rebates	(11,362)	(9,374)	(7,595)
Other rebates, returns, discounts and adjustments	(6,131)	(6,215)	(5,273)
Total GTN adjustments	(24,962)	(22,842)	(18,695)
Net product sales	$44,671	$45,055	$41,321
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $229 million in 2022, $319 million in 2021 and $106 million in 2020.

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

Most out-licensing arrangements consist of a single performance obligation that is satisfied upon execution of the agreement when the development and commercialization rights are transferred to a third party. Upfront fees are recognized immediately and included in Other (income)/expense, net. Although contingent development and regulatory milestone amounts are assessed each period for the likelihood of achievement, they are typically constrained and recognized when the uncertainty is subsequently resolved for the full amount of the milestone and included in Other (income)/expense, net. Sales-based milestones and royalties are recognized when the milestone is achieved or the subsequent sales occur. Sales-based milestones and royalties are included in Alliance and other revenues.

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

The following table summarizes the disaggregation of revenue by product and region:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
In-Line Products
Eliquis	$11,789	$10,762	$9,168
Opdivo	8,249	7,523	6,992
Pomalyst/Imnovid	3,497	3,332	3,070
Orencia	3,464	3,306	3,157
Sprycel	2,165	2,117	2,140
Yervoy	2,131	2,026	1,682
Empliciti	296	334	381
Mature and other brands	1,749	1,900	2,217
New Product Portfolio
Reblozyl	717	551	274
Abecma	388	164	—
Opdualag	252	—	—
Zeposia	250	134	12
Breyanzi	182	87	—
Onureg	124	73	17
Inrebic	85	74	55
Camzyos	24	—	—
Sotyktu	8	—	—
Recent LOE Products(a)
Revlimid	9,978	12,821	12,106
Abraxane	811	1,181	1,247
Total Revenues	$46,159	$46,385	$42,518

United States	$31,828	$29,214	$26,577
International	13,497	16,319	15,310
Other(b)	834	852	631
Total Revenues	$46,159	$46,385	$42,518
(a)    Recent LOE Products include products with significant decline in revenue from the prior reporting period as a result of a loss of exclusivity.
(b)    Other include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized under ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material during the years ended December 31, 2022, 2021 and 2020. Revenue recognized from performance obligations satisfied in prior periods was $556 million in 2022, $561 million in 2021 and $338 million in 2020 consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties from out-licensing arrangements.

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
•Upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in Acquired IPRD expense.
•Royalties and other contingent consideration payable to BMS by alliance partners related to the divestiture of such businesses are included in Other (income)/expense, net when earned.
•All payments between BMS and its alliance partners are presented in Cash Flows From Operating Activities except for upfront and milestone payments which are presented in Cash Flows From Investing Activities.

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

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Revenues from alliances:
Net product sales	$12,001	$10,840	$9,364
Alliance revenues	742	716	615
Total Revenues	$12,743	$11,556	$9,979

Payments to/(from) alliance partners:
Cost of products sold	$5,768	$5,227	$4,485
Marketing, selling and administrative	(223)	(183)	(128)
Research and development	49	42	91
Acquired IPRD	100	730	258
Other (income)/expense, net	(53)	(62)	(74)

Selected alliance balance sheet information:	December 31,
Dollars in Millions	2022	2021
Receivables – from alliance partners	$317	$320
Accounts payable – to alliance partners	1,249	1,229
Deferred income from alliances(a)	289	330
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

The co-exclusive license rights granted to Pfizer in exchange for an upfront payment and potential milestone payments were recorded to Deferred income and are being amortized in Other (income)/expense, net, as Eliquis was not a commercial product at the commencement of the alliance. The upfront payment and any subsequent contingent milestone proceeds are amortized over the expected period of BMS's co-promotion obligation through the market exclusivity period. Both parties assumed certain obligations to actively participate in a joint executive committee and various other operating committees and have joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS and Pfizer manufacture the product in the alliance and BMS is the principal in the end customer product sales in the U.S., significant countries in Europe, as well as Canada, Australia, China, Japan and South Korea. In certain smaller countries, Pfizer has full commercialization rights and BMS supplies the product to Pfizer at cost plus a percentage of the net sales price to end-customers, which is recorded in full upon transfer of control of the product to Pfizer.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Revenues from Pfizer alliance:
Net product sales	$11,488	$10,431	$8,942
Alliance revenues	301	331	226
Total Revenues	$11,789	$10,762	$9,168

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$5,604	$5,064	$4,331
Other (income)/expense, net – Amortization of deferred income	(42)	(36)	(55)

Selected alliance balance sheet information:	December 31,
Dollars in Millions	2022	2021
Receivables	$191	$235
Accounts payable	1,208	1,195
Deferred income	222	264

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Revenues from Ono alliances:
Net product sales	$216	$251	$194
Alliance revenues	441	385	382
Total Revenues	$657	$636	$576

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo worldwide except in Japan, South Korea and Taiwan. Ono is entitled to receive royalties of 4% in North America and 15% in all territories excluding the three countries listed above, subject to customary adjustments.

Nektar

In 2022, BMS and Nektar discontinued the global clinical development program for bempegaldesleukin (NKTR-214) in combination with Opdivo based on results from pre-planned analyses of three late-stage clinical studies in RCC and bladder cancer. These studies and all other ongoing studies in the program are being discontinued. Research and development cost reimbursements were not material in 2022, 2021 and 2020.

BridgeBio

In May 2022, BMS and BridgeBio commenced a collaboration to develop and commercialize BBP-398, a SHP2 inhibitor, in oncology. The transaction included an upfront payment of $90 million which was expensed to Acquired IPRD. BridgeBio is eligible to receive contingent development, regulatory and sales-based milestones up to $815 million, as well as royalties on global net sales, excluding certain markets. BridgeBio is responsible for funding and completing ongoing BBP-398 Phase I monotherapy and combination therapy trials. BMS will lead and fund all other development and commercial activities. BridgeBio has an option to co-develop BBP-398 and receive higher royalties in the U.S.

2seventy bio

BMS and 2seventy bio jointly develop and commercialize novel disease-altering gene therapy product candidates targeting BCMA. The collaboration includes (i) a right for BMS to license any anti-BCMA products resulting from the collaboration, (ii) a right for 2seventy bio to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the U.S. in exchange for a reduction of milestone payments, and (iii) sales-based milestones and royalties payable to 2seventy bio upon the commercialization of any licensed products resulting from the collaboration should 2seventy bio decline to exercise their co-development and profit sharing rights. The option to license idecabtagene vicleucel (Abecma) was exercised in 2016.

All profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. are shared equally. BMS is exclusively responsible for the development and commercialization of ide-cel outside the U.S.

In 2021, the FDA approved Abecma for the treatment of relapsed or refractory multiple myeloma. Net product sales of Abecma were $297 million and $158 million; and the related profit sharing costs were $49 million and $42 million in 2022 and 2021, respectively. Cost reimbursements were not material.

In 2020, terms of the collaboration were amended including certain manufacturing obligations. Both parties were also released from future exclusivity related to BCMA-directed T cell therapies. BMS paid $200 million to extinguish its obligation for future ex-U.S. milestones and royalties on ide-cel, which was expensed to Acquired IPRD in 2020.

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

A $650 million upfront collaboration fee was expensed to Acquired IPRD in 2021. BMS is also obligated to pay up to $2.5 billion upon the achievement of contingent development, regulatory and sales-based milestones. Cost reimbursements were not material.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Turning Point

On August 17, 2022, BMS acquired Turning Point for $4.1 billion of cash (or $3.3 billion net of cash acquired). Turning Point was a clinical-stage precision oncology company with a pipeline of investigational medicines designed to target the common mutations and alterations that drive cancer growth. The acquisition provided BMS rights to Turning Point's lead asset, repotrectinib, and other clinical and pre-clinical stage assets. The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at their fair value as of the acquisition date.

The total consideration for the acquisition consisted of the following:

Dollars in Millions	Total Consideration
Cash consideration for outstanding shares	$3,811
Cash consideration for equity awards	302
Consideration paid	4,113
Less: Unvested stock awards (a)	153
Total consideration to be allocated	$3,960
(a)    Includes unvested equity awards of $73 million expensed in Marketing, selling, and administrative and $80 million expensed in Research and development in 2022.

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

MyoKardia

In November 2020, BMS acquired MyoKardia for $13.1 billion, including cash settlements of equity stock awards. MyoKardia was a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. The acquisition provided BMS with rights to MyoKardia’s lead asset, mavacamten, a potential first-in-class cardiovascular medicine for the treatment of obstructive hypertrophic cardiomyopathy. Mavacamten was approved by FDA in April 2022 under the brand name Camzyos.

BMS funded the transaction through a combination of cash on hand from its operations and net proceeds received in connection with the 2020 senior unsecured notes offering. The transaction was accounted for as an asset acquisition since mavacamten represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). As a result, $11.4 billion was expensed to Acquired IPRD during 2020. Additionally, in connection with this acquisition, BMS recorded approximately $1.4 billion of assets primarily consisting of cash, deferred income taxes, licenses; liabilities assumed were $226 million. Total consideration paid also included $482 million of unvested stock awards expensed to Marketing, selling and administrative ($241 million) and Research and development ($241 million).

Forbius

In 2020, BMS acquired all of the outstanding shares of Forbius for $185 million and contingent development, regulatory and sales-based milestone payments up to $815 million. Forbius was a privately held, clinical-stage protein engineering company that designed and developed biotherapeutics for the treatment of cancer and fibrotic diseases. The acquisition provided BMS with full rights to Forbius' TGF-beta program, including the program’s lead investigational asset, AVID200, which was in Phase I development. BMS accounted for the transaction as an asset acquisition since AVID200 represented substantially all of the fair value of the gross assets acquired. As a result, $178 million was expensed to Acquired IPRD and $7 million was allocated to deferred tax assets.

Divestitures

The following table summarizes the financial impact of divestitures including royalty income, which is included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Net Proceeds(a)			Divestiture (Gains)/Losses			Royalty Income
Dollars in Millions	2022	2021	2020	2022	2021	2020	2022	2021	2020
Diabetes business	$767	$612	$558	$—	$—	$—	$(810)	$(622)	$(567)
Mature products and other	390	136	157	(211)	(9)	(55)	(22)	(44)	(77)
Total	$1,157	$748	$715	$(211)	$(9)	$(55)	$(832)	$(666)	$(644)
(a)    Includes proceeds from royalties received subsequent to the related sale of the asset or business.

Diabetes Business

In February 2014, BMS and AstraZeneca terminated their diabetes business alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. Consideration for the transaction included tiered royalty payments ranging from 10% to 25% based on net sales through 2025. Royalties were $924 million in 2022, $725 million in 2021 and $673 million in 2020.

In 2015 and 2017, BMS transferred a percentage of its future royalty rights on Amelyn, Onglyza* and Farxiga* net product sales to third parties. As a result of these transfers, the royalty income associated with these products was reduced by $114 million in 2022, $103 million in 2021 and $106 million in 2020.

Mature Products and Other

Manufacturing Operations

In January 2023, BMS sold its manufacturing facility in Syracuse, New York to LOTTE Corporation resulting in cash proceeds of $159 million, which was received in December 2022. The business was accounted for as held-for-sale as of December 31, 2022, and its assets were reduced to the estimated relative fair value resulting in a $63 million impairment charge recorded to Cost of products sold in 2022. Assets and liabilities reclassified to held-for-sale and included within Other current assets and Other current liabilities were $172 million and $20 million, respectively, as of December 31, 2022.

Other

In 2022, product rights to several mature products were sold to Cheplapharm, resulting in cash proceeds of $221 million and a divestiture gain of $211 million.

In 2020, the product rights to a mature brand were sold resulting in proceeds of $50 million and divestiture gain of $49 million.

Licensing and Other Arrangements

Royalty and Licensing Income

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Keytruda* royalties	$(1,001)	$(841)	$(681)
Tecentriq* royalties	(93)	(90)	(19)
Upfront licensing fees	—	(34)	(30)
Contingent milestone income	(50)	(18)	(72)
Amortization of deferred income	(53)	(39)	(58)
Biohaven sublicense income	(55)	—	—
Other royalties	(31)	(45)	(23)
Total	$(1,283)	$(1,067)	$(883)

Keytruda* Patent License Agreement

In 2017, BMS and Ono entered a global patent license agreement with Merck related to Merck's PD-1 antibody Keytruda*. In accordance with the agreement, Merck is obligated to pay ongoing royalties on global sales of Keytruda* of 6.5% from January 1, 2017 through December 31, 2023, and 2.5% from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively after adjusting for each parties' legal fees.

Tecentriq* Patent License Agreement

In 2020, BMS and Ono entered a global patent license agreement with Roche Group related to Tecentriq*, Roche’s anti-PD-L1 antibody. Under the agreement, Roche paid $324 million, which included royalties in 2020, and will pay single-digit royalties on worldwide net sales of Tecentriq* through December 31, 2026. The upfront payment and royalties are shared between BMS and Ono consistent with existing agreements. BMS recorded $239 million in Other (income)/expense, net for the settlement in 2020.

In-license and other arrangements

Immatics

In 2022, BMS obtained a global exclusive license to Immatics’ TCR bispecific IMA401 program. IMA401 is being studied in oncology and a Clinical Trial Application has been approved by the German federal regulatory authority. The trial commenced in May 2022. BMS and Immatics collaborate on the development and BMS will be responsible for the commercialization of IMA401 worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Immatics has the option to co-fund U.S. development in exchange for enhanced U.S. royalty payments and/or to co-promote IMA401 in the U.S. The transaction included an upfront payment of $150 million which was expensed to Acquired IPRD in 2022. In addition, Immatics is eligible to receive contingent development, regulatory and sales-based milestones up to $770 million, as well as royalties on global net sales.

Agenus

In 2021, BMS obtained a global exclusive license to Agenus’ proprietary AGEN1777 bispecific antibody program that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology and a Phase I clinical trial was initiated in October 2021. BMS is responsible for the development and any subsequent commercialization of AGEN1777 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. The transaction included a payment of $200 million which was included in Acquired IPRD. In addition, Agenus is eligible to receive contingent development, regulatory and sales-based milestones up to $1.4 billion as well as royalties on global net sales.

Dragonfly

In 2020, BMS obtained a global exclusive license to Dragonfly’s interleukin-12 ("IL-12") investigational immunotherapy program, including its extended half-life cytokine DF6002. BMS is responsible for the development and any subsequent commercialization of DF6002 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Dragonfly continues to be involved in the development of DF6002 in current and certain future Phase I/II clinical trials. BMS paid $475 million to Dragonfly for the rights in 2020, which was expensed to Acquired IPRD. The payment included $75 million following the commencement of a Phase I combination clinical study. Dragonfly is eligible to receive additional contingent consideration comprised of development, regulatory and sales-based milestone payments up to $2.7 billion and royalties on global net sales. In 2022, a Phase I development milestone for IL-12 was achieved resulting in a $175 million payment to Dragonfly which was included in Acquired IPRD. The parties also amended the terms of three future milestones by requiring the achievement of certain criteria by specified dates unless BMS notifies Dragonfly that it will discontinue development of IL-12. These milestones continue to be considered substantive and contingent because the decision to proceed will be based on an assessment of clinical data prior to the specified dates.

In January 2023, BMS notified Dragonfly that it was terminating the global exclusive license that relates to Dragonfly’s IL-12. The termination is effective 90 days after notification at which time all rights will revert back to Dragonfly.

Nimbus

BMS and Nimbus Therapeutics entered into a settlement resolving all legal claims and business interests pertaining to Nimbus’ TYK2 inhibitor in 2022 resulting in $40 million of income. The settlement also provides for BMS to receive additional amounts for contingent development, regulatory and sales-based milestones upon the occurrence of certain events and approximately 10% of any change in control proceeds received by Nimbus Therapeutics related to its TYK2 inhibitor. In February 2023, Takeda acquired 100% ownership of Nimbus Therapeutics' TYK2 inhibitor for approximately $4.0 billion of upfront proceeds plus contingent sales-based milestones aggregating up to $2.0 billion.

Other

In 2022, BMS amended the terms of a license arrangement and paid a third party $295 million to extinguish a future royalty obligation related to mavacamten, prior to its FDA approval in April 2022, resulting in an Acquired IPRD charge.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Interest expense	$1,232	$1,334	$1,420
Royalty and licensing income (Note 4)	(1,283)	(1,067)	(883)
Royalty income - divestitures (Note 4)	(832)	(666)	(644)
Equity investment losses/(income), net (Note 9)	801	(745)	(1,228)
Integration expenses (Note 6)	440	564	717
Loss on debt redemption (Note 9)	266	281	—
Divestiture gains (Note 4)	(211)	(9)	(55)
Litigation and other settlements	178	82	(194)
Investment income	(171)	(39)	(121)
Provision for restructuring (Note 6)	75	169	530
Contingent consideration	(9)	(542)	(1,757)
Other	90	(82)	(99)
Other (income)/expense, net	$576	$(720)	$(2,314)

Contingent Consideration

Contingent consideration in 2021 and 2020 primarily included fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.
Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition ("Celgene Acquisition Plan") that have resulted in annual synergies of at least $3.0 billion. The synergies realized are in Cost of products sold, Marketing, selling and administrative expense and Research and development expense. Charges of approximately $3.5 billion are expected to be incurred including cash outlays of approximately $3.1 billion. Cumulative charges of approximately $3.1 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. The remaining charges are primarily related to IT system integration which are expected to be incurred through 2024. Employee workforce reductions were approximately 170 in 2022, 405 in 2021 and 1,565 in 2020.

Other Restructuring

Restructuring and integration plans were initiated to realize expected cost synergies resulting from the Turning Point acquisition on August 17, 2022, the MyoKardia acquisition in 2020 (acquisition-related initiatives), as well as other costs saving initiatives. Charges of approximately $250 million are expected to be incurred through the end of 2023 for the acquisition-related initiatives, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of approximately $165 million have been recognized for these actions to date.

Company Transformation

In 2016, a restructuring plan was announced to evolve and streamline BMS’s operating model. Cumulative charges of approximately $1.5 billion were recognized for these actions since the announcement. Actions under the plan were completed as of December 31, 2020.

The following provides the charges related to restructuring initiatives by type of cost:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Celgene Acquisition Plan	$472	$673	$1,244
Other Restructuring	48	78	39
Company Transformation	—	—	127
Total charges	$520	$751	$1,410

Employee termination costs	$69	$159	$457
Other termination costs	6	10	73
Provision for restructuring	75	169	530
Integration expenses	440	564	717
Accelerated depreciation	5	2	53
Asset impairments	—	24	103
Other shutdown costs, net	—	(8)	7
Total charges	$520	$751	$1,410

Cost of products sold	$—	$24	$32
Marketing, selling and administrative	5	3	10
Research and development	—	—	113
Other (income)/expense, net	515	724	1,255
Total charges	$520	$751	$1,410

The following summarizes the charges and spending related to restructuring plan activities:

	Year Ended December 31,
Dollars in Millions	2022	2021
Liability at January 1	$101	$148
Provision for restructuring(a)	75	156
Foreign currency translation and other	(7)	(4)
Payments	(122)	(199)
Liability at December 31	$47	$101
(a)    Includes reductions to the liability resulting from changes in estimates of $7 million in 2022, $19 million in 2021. Excludes $13 million in 2021 of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Current:
U.S.	$3,017	$1,879	$1,245
Non-U.S.	1,089	598	(104)
Total current	4,106	2,477	1,141
Deferred:
U.S.	(2,889)	(1,255)	229
Non-U.S.	151	(138)	754
Total deferred	(2,738)	(1,393)	983
Total Provision for Income Taxes	$1,368	$1,084	$2,124

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was as follows:

	% of Earnings Before Income Taxes
Dollars in Millions	2022		2021		2020
Earnings/(Loss) before income taxes:
U.S.	$(140)		$1,593		$(10,106)
Non-U.S.	7,853		6,505		3,235
Total	7,713		8,098		(6,871)
U.S. statutory rate	1,620	21.0%	1,701	21.0%	(1,443)	21.0%
GILTI, net of foreign derived intangible income deduction	634	8.2%	645	8.0%	685	(10.0)%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(416)	(5.4)%	(143)	(1.8)%	(86)	1.3%
Internal transfers of intangible and other assets	(93)	(1.2)%	(983)	(12.1)%	853	(12.4)%
U.S. Federal, state and foreign contingent tax matters	(297)	(3.9)%	154	1.9%	136	(2.0)%
U.S. Federal research-based credits	(142)	(1.8)%	(165)	(2.0)%	(165)	2.4%
Charitable contributions of inventory	(94)	(1.2)%	(42)	(0.5)%	(36)	0.5%
Contingent value rights	—	—	(108)	(1.3)%	(363)	5.3%
Non-deductible R&D charges	—	—	—	—	2,461	(35.8)%
Puerto Rico excise tax credit	(144)	(1.9)%	(152)	(1.9)%	(147)	2.1%
State and local taxes (net of valuation allowance)	103	1.3%	33	0.4%	103	(1.5)%
Foreign and other	197	2.6%	144	1.7%	126	(1.8)%
Total	$1,368	17.7%	$1,084	13.4%	$2,124	(30.9)%

Internal transfers of intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition resulted in a tax benefit in 2022 and 2021 and in a tax charge in 2020 upon adjusting deferred taxes for the book and revalued tax basis differences of the related assets.

The 2022 U.S. Federal, state and foreign contingent tax matters include a $522 million tax benefit with respect to lapse of statutes and effectively settled contingent tax matters.

Fair value adjustments for contingent value rights are not taxable or tax deductible.

Non-deductible R&D charges primarily resulted from the $11.4 billion MyoKardia IPRD charge in 2020.

Puerto Rico imposes an excise tax on the gross company purchase price of goods sold from BMS’s manufacturer in Puerto Rico. The excise tax is recognized in Cost of products sold when the intra-entity sale occurs. For U.S. income tax purposes, the excise tax is not deductible but results in foreign tax credits that are generally recognized in BMS’s provision for income taxes when the excise tax is incurred. As of December 31, 2022, BMS has amended its existing Puerto Rico decree, eliminating the excise tax and increasing its Puerto Rico tax rate to 10.5% effective for the tax year beginning January 1, 2023, and extending BMS’s tax grants an additional 15 years to 2038.

Deferred Taxes and Valuation Allowance

The components of deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2022	2021
Deferred tax assets
Foreign net operating loss and other carryforwards	$566	$945
State net operating loss and credit carryforwards	329	304
U.S. Federal net operating loss and credit carryforwards	236	226
Milestone payments and license fees	1,030	887
Capitalized research expenditures	1,573	—
Other	1,284	1,390
Total deferred tax assets	5,018	3,752
Valuation allowance	(873)	(1,056)
Deferred tax assets net of valuation allowance	$4,145	$2,696

Deferred tax liabilities
Acquired intangible assets	$(4,362)	$(4,867)
Goodwill and other	(605)	(891)
Total deferred tax liabilities	$(4,967)	$(5,758)

Deferred tax liabilities, net	$(822)	$(3,062)

Recognized as:
Deferred income taxes assets – non-current	$1,344	$1,439
Deferred income taxes liabilities – non-current	(2,166)	(4,501)
Total	$(822)	$(3,062)

BMS is not indefinitely reinvested with respect to its undistributed earnings from foreign subsidiaries and has provided a deferred tax liability for foreign and state income and withholding tax that would apply. BMS remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its foreign subsidiaries. A determination of the deferred tax liability with respect to this basis difference is not practicable.

The U.S. Federal net operating loss carryforwards were $709 million at December 31, 2022. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2023. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2023 (certain amounts have unlimited lives).

At December 31, 2022, a valuation allowance of $873 million exists for the following items: $295 million primarily for foreign net operating loss and tax credit carryforwards, $261 million for state deferred tax assets including net operating loss and tax credit carryforwards and $317 million for U.S. Federal deferred tax assets including equity investment fair value adjustments and U.S. Federal net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Balance at beginning of year	$1,056	$2,809	$2,844
Provision	213	201	62
Utilization	(68)	(1,087)	(488)
Foreign currency translation	(59)	(157)	212
Acquisitions/(dispositions)/(liquidations), net	(271)	(720)	179
Non U.S. rate change	2	10	—
Balance at end of year	$873	$1,056	$2,809

In 2022 and 2021, certain foreign net operating losses and related valuation allowances were utilized or eliminated as a result of internal legal entity restructurings.

Income tax payments were $5.4 billion in 2022, $3.5 billion in 2021 and $3.4 billion in 2020.

In connection with the enactment of the TCJA, we were required to pay a one-time transition tax and elected to pay over a period of eight years as permitted under the TCJA. The remaining amounts payable are as follows: $567 million in 2023; $799 million in 2024; $1.0 billion in 2025; and $244 million in 2026.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (excluding interest and penalties):

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Balance at beginning of year	$2,042	$2,003	$1,905
Gross additions to tax positions related to current year	53	66	76
Gross additions to tax positions related to prior years	137	75	325
Gross additions to tax positions assumed in acquisitions	15	—	51
Gross reductions to tax positions related to prior years	(381)	(22)	(352)
Settlements	(8)	(70)	(7)
Reductions to tax positions related to lapse of statute	(83)	(5)	(5)
Cumulative translation adjustment	(9)	(5)	10
Balance at end of year	$1,766	$2,042	$2,003

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,736	$1,957	$1,900
Accrued interest	332	424	366
Accrued penalties	25	26	20

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current income taxes payable. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

BMS is currently under examination by a number of tax authorities that proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. As previously disclosed, BMS received several notices of proposed adjustments from the IRS related to transfer pricing and other tax issues for the 2008 to 2012 tax years. BMS disagrees with the IRS’s positions and continues to work cooperatively with the IRS to resolve these issues. In December 2022, BMS entered the IRS administrative appeals process to resolve these matters. Timing of the final resolution of these complex matters is uncertain and could have a material impact on BMS’s financial statements. Tax positions for these years unrelated to matters that entered the administrative appeals process are considered effectively settled.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2022 could decrease in the range of approximately $120 million to $170 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2012, 2016 to 2022
Canada	2012 to 2022
France	2020 to 2022
Germany	2015 to 2022
Italy	2019 to 2022
Japan	2018 to 2022
UK	2012 to 2022

Note 8. EARNINGS/(LOSS) PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2022	2021	2020
Net Earnings/(Loss) Attributable to BMS Used for Basic and Diluted EPS Calculation	$6,327	$6,994	$(9,015)

Weighted-Average Common Shares Outstanding - Basic	2,130	2,221	2,258
Incremental Shares Attributable to Share-Based Compensation Plans	16	24	—
Weighted-Average Common Shares Outstanding - Diluted	2,146	2,245	2,258

Earnings/(Loss) per Common Share
Basic	$2.97	$3.15	$(3.99)
Diluted	2.95	3.12	(3.99)

The total number of potential shares of common stock excluded from the diluted earnings per share computation because of the antidilutive impact was not material in 2022 and 2021 and was 106 million in 2020.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial instruments include cash and cash equivalents, marketable debt securities, equity investments, accounts receivable and payable, debt instruments and derivatives.

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

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2022.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2022			December 31, 2021
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$7,770	$—	$—	$12,225	$—
Marketable debt securities:
Certificates of deposit	—	32	—	—	2,264	—
Commercial paper	—	98	—	—	320	—
Corporate debt securities	—	—	—	—	403	—
Derivative assets	—	305	—	—	206	—
Equity investments	424	680	—	1,910	109	—
Derivative liabilities	—	213	—	—	25	—
Contingent consideration liability:
Contingent value rights	5	—	—	8	—	—
Other acquisition related contingent consideration	—	—	24	—	—	35

Marketable Debt Securities

The following table summarizes marketable debt securities:

	December 31, 2022				December 31, 2021
Dollars in Millions	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Certificates of deposit	$32	$—	$—	$32	$2,264	$—	$—	$2,264
Commercial paper	98	—	—	98	320	—	—	320
Corporate debt securities	—	—	—	—	401	2	—	403
Total marketable debt securities	$130	$—	$—	$130	$2,985	$2	$—	$2,987

Equity Investments

The following summarizes the carrying amount of equity investments at December 31, 2022 and 2021:

Dollars in Millions	2022	2021
Equity investments with readily determinable fair values	$1,104	$2,019
Equity investments without readily determinable fair values	537	283
Limited partnerships and other equity method investments	546	666
Total equity investments	$2,187	$2,968

The following summarizes the activity related to equity investments. Equity investment (gains)/loss are included in Other (income)/expense, net.

Dollars in Millions	2022	2021	2020
Equity investments with readily determined fair values
Net loss/(gain) recognized	$762	$403	$(964)
Net loss/(gain) recognized on investments sold	(17)	(357)	12
Net unrealized loss/(gain) recognized on investments still held	779	760	(976)

Equity investments without readily determinable fair values
Upward adjustments	(80)	(918)	(388)
Impairments and downward adjustments	11	1	204

Equity in net (income)/loss of limited partnerships and other equity method investments	108	(231)	(72)

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without readily determinable fair values still held as of December 31, 2022 were $181 million and $61 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward and purchased local currency put option contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign exchange contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold) within the next 24 months. The notional amount of outstanding foreign currency exchange contracts was primarily attributed to the euro of $5.3 billion and Japanese yen of $1.3 billion as of December 31, 2022.

In 2022, BMS entered into cross-currency interest rate swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in Accumulated other comprehensive loss and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency interest rate swap contracts associated with long-term debt denominated in euros was €575 million ($584 million) as of December 31, 2022.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €375 million ($400 million) as of December 31, 2022 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in Long-term debt.

Cross-currency interest rate swap contracts of $1.2 billion as of December 31, 2022 are designated to hedge currency exposure of BMS’s net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Accumulated other comprehensive loss with a related offset in Other non-current assets or Other non-current liabilities. The notional amount of outstanding cross-currency interest rate swap contracts was primarily attributed to the Japanese yen of $509 million and euro of $584 million as of December 31, 2022.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (4.39% as of December 31, 2022) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

The following summarizes the fair value of outstanding derivatives:

	December 31, 2022				December 31, 2021
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$255	$(18)	$255	$10	$—	$—
Cross-currency interest rate swap contracts	72	1	1,741	(85)	600	26	—	—
Foreign exchange contracts	5,771	271	2,281	(80)	3,587	161	1,814	(20)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,564	33	1,703	(19)	883	9	568	(5)
Total return swap contracts(c)	—	—	322	(11)	—	—	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts were entered into to hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Year Ended December 31,
	2022		2021		2020
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(27)	$—	$(31)	$—	$(29)
Cross-currency interest rate swap contracts	—	(52)	—	(11)	—	(10)
Foreign exchange contracts	(492)	(96)	96	(21)	(18)	(23)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Derivatives qualifying as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	$592	$364	$(267)
Reclassified to Cost of products sold	(492)	96	(54)
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income	(7)	—	—
Reclassified to Other (income)/expense, net	(29)	—	—
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	(3)	—	—
Treasury lock hedge contracts gain:
Recognized in Other Comprehensive Income/(Loss)	—	—	51

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	30	38	(11)

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	91	83	(105)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

	December 31,
Dollars in Millions	2022	2021
Non-U.S. short-term borrowings	$176	$105
Current portion of long-term debt	3,897	4,764
Other	191	79
Total	$4,264	$4,948

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2022	2021
Principal Value:
Floating Rate Notes due 2022	$—	$500
2.000% Notes due 2022	—	750
2.600% Notes due 2022	—	1,500
3.250% Notes due 2022	—	1,000
3.550% Notes due 2022	—	1,000
0.537% Notes due 2023	1,500	1,500
2.750% Notes due 2023	750	750
3.250% Notes due 2023	500	500
3.250% Notes due 2023	890	890
7.150% Notes due 2023	239	239
2.900% Notes due 2024	2,478	2,478
3.625% Notes due 2024	395	395
0.750% Notes due 2025	1,000	1,000
1.000% Euro Notes due 2025	613	651
3.875% Notes due 2025	229	1,925
3.200% Notes due 2026	1,750	2,250
6.800% Notes due 2026	256	256
1.125% Notes due 2027	1,000	1,000
3.250% Notes due 2027	512	750
3.450% Notes due 2027	534	1,000
3.900% Notes due 2028	1,500	1,500
3.400% Notes due 2029	2,400	4,000
1.450% Notes due 2030	1,250	1,250
2.950% Notes due 2032	1,750	—
1.750% Euro Notes due 2035	613	651
5.875% Notes due 2036	279	279
6.125% Notes due 2038	219	219
4.125% Notes due 2039	2,000	2,000
2.350% Notes due 2040	750	750
5.700% Notes due 2040	153	193
3.550% Notes due 2042	1,250	—
3.250% Notes due 2042	500	500
5.250% Notes due 2043	226	280
4.500% Notes due 2044	342	500
4.625% Notes due 2044	748	748
5.000% Notes due 2045	758	1,768
4.350% Notes due 2047	1,250	1,250
4.550% Notes due 2048	1,272	1,486
4.250% Notes due 2049	3,750	3,750
2.550% Notes due 2050	1,500	1,500
3.700% Notes due 2052	2,000	—
3.900% Notes due 2062	1,000	—
6.875% Notes due 2097	63	86
0.13% - maturing through 2023	15	51
Total	$38,234	$43,095

	December 31,
Dollars in Millions	2022	2021
Principal Value	$38,234	$43,095

Adjustments to Principal Value:
Fair value of interest rate swap contracts	(18)	10
Unamortized basis adjustment from swap terminations	97	119
Unamortized bond discounts and issuance costs	(284)	(263)
Unamortized purchase price adjustments of Celgene debt	924	1,408
Total	$38,953	$44,369

Current portion of long-term debt	$3,897	$4,764
Long-term debt	35,056	39,605
Total	$38,953	$44,369

The fair value of long-term debt was $34.9 billion and $49.1 billion at December 31, 2022 and 2021, respectively, valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

In 2022, BMS issued an aggregate principal amount of $6.0 billion of fixed rate unsecured senior notes with net proceeds of $5.9 billion. In 2020, BMS issued an aggregate principal amount of $7.0 billion of fixed rate unsecured senior notes with proceeds, net of discount and deferred loan issuance costs, of $6.9 billion. The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

In 2022, BMS purchased aggregate principal amount of $6.0 billion of certain of its debt securities for $6.6 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $266 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

In 2021, BMS purchased aggregate principal amount of $3.5 billion of certain of its debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $281 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

Repayment of notes at maturity aggregated $4.8 billion in 2022, $2.0 billion in 2021 and $2.8 billion in 2020. Interest payments were $1.4 billion in 2022, $1.5 billion in 2021 and $1.6 billion in 2020.

The aggregate maturities of long-term debt for each of the next five years are as follows: $3.9 billion in 2023; $2.9 billion in 2024; $1.8 billion in 2025; $2.0 billion in 2026; $2.0 billion in 2027. Interest payments related to long-term debt for each of the next five years are as follows: $1.2 billion in 2023; $1.1 billion in 2024; $1.1 billion in 2025; $1.0 billion in 2026; $977 million in 2027.

Credit Facilities

As of December 31, 2022, BMS had a five-year $5.0 billion facility expiring in January 2027 and extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’ commercial paper borrowings. No borrowings were outstanding under any revolving credit facility as of December 31, 2022 or 2021.

Available financial guarantees provided in the form of bank overdraft facilities, stand-by letters of credit and performance bonds were $1.4 billion as of December 31, 2022. Stand-by letters of credit and guarantees are issued through financial institutions in support of various obligations, including sale of products to hospitals and foreign ministries of health, bonds for customs, and duties and value added tax.

Note 11. RECEIVABLES

	December 31,
Dollars in Millions	2022	2021
Trade receivables	$8,848	$8,723
Less charge-backs and cash discounts	(675)	(723)
Less allowance for expected credit loss	(22)	(21)
Net trade receivables	8,151	7,979
Alliance, royalties, VAT and other	1,735	1,390
Receivables	$9,886	$9,369

Non-U.S. receivables sold on a nonrecourse basis were $1.0 billion in 2022, $1.5 billion in 2021 and $1.2 billion in 2020. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented approximately 66% and 59% of total trade receivables at December 31, 2022 and 2021, respectively.

Changes to the allowances for expected credit loss, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Balance at beginning of year	$744	$663	$412
Provision(a)	7,476	7,257	5,839
Utilization	(7,521)	(7,170)	(5,601)
Other	(2)	(6)	13
Balance at end of year	$697	$744	$663
(a)    Includes provision for expected credit loss of $7 million in 2022, $4 million in 2021 and $12 million in 2020.

Note 12. INVENTORIES

	December 31,
Dollars in Millions	2022	2021
Finished goods	$509	$543
Work in process	1,850	2,111
Raw and packaging materials	464	350
Total Inventories	$2,823	$3,004

Inventories	$2,339	$2,095
Other non-current assets	484	909

Total inventories include fair value adjustments resulting from the Celgene acquisition of approximately $84 million as of December 31, 2022 and $508 million as of December 31, 2021.

Note 13. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in Millions	2022	2021
Land	$162	$169
Buildings	5,920	5,897
Machinery, equipment and fixtures	3,284	3,252
Construction in progress	1,053	764
Gross property, plant and equipment	10,419	10,082
Less accumulated depreciation	(4,164)	(4,033)
Property, plant and equipment	$6,255	$6,049

United States	$4,833	$4,710
International	1,422	1,339
Total	$6,255	$6,049

Depreciation expense was $587 million in 2022, $559 million in 2021 and $586 million in 2020.

Note 14. LEASES

Leased facilities for office, research and development, storage and distribution purposes comprise approximately 95% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one year and 15 years. Most leases contain specific renewal options for periods ranging between one year and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. Factors are considered such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. These variable costs include real estate taxes, insurance, utilities, common area maintenance and other operating costs. As the implicit rate on most leases is not readily determinable, an incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining 5% of lease obligations are comprised of vehicles and a research and development facility operated by a third party under management’s direction. Vehicle lease terms vary by country with terms generally between one year and four years.

The following table summarizes the components of lease expense:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Operating lease cost	$224	$220	$194
Variable lease cost	55	44	50
Short-term lease cost	20	17	19
Sublease income	(6)	(7)	(4)
Total operating lease expense	$293	$274	$259

Operating lease right-of-use assets and liabilities were as follows:

	December 31,
Dollars in Millions	2022	2021
Other non-current assets	$1,220	$919

Other current liabilities	$136	$169
Other non-current liabilities	1,261	874
Total liabilities	$1,397	$1,043

Future lease payments for non-cancellable operating leases as of December 31, 2022 were as follows:

Dollars in Millions
2023	$187
2024	191
2025	169
2026	149
2027	145
Thereafter	933
Total future lease payments	1,774

Less imputed interest	(377)
Total lease liability	$1,397

Right-of-use assets obtained in exchange for new operating lease obligations were $492 million in 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $203 million in 2022, $189 million in 2021 and $164 million in 2020.

Undiscounted lease obligations for operating leases not yet commenced were $754 million as of December 31, 2022. The obligation primarily relates to a research and development facility that is being constructed by the lessor and is expected to be ready for use in 2025.

A right-of-use asset impairment charge of $31 million was incurred during 2020 due to a site vacancy and partial sublease. The fair value of the right-of-use asset was determined using an income approach incorporating potential future cash flows associated with the sublease of the building.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
Weighted average remaining lease term	11 years	10 years
Weighted average discount rate	4%	3%

Note 15. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

	December 31,
Dollars in Millions	2022	2021
Beginning balance	$20,502	$20,547
Turning Point acquisition	695	—
Currency translation and other adjustments	(48)	(45)
Ending balance	$21,149	$20,502

Other Intangible Assets

Other intangible assets consisted of the following:

		December 31,
Dollars in Millions	Estimated Useful Lives	2022			2021
		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Other intangible assets(a):
Licenses	5 – 15 years	$400	$(128)	$272	$307	$(102)	$205
Acquired marketed product rights	3 – 15 years	60,477	(31,949)	28,528	60,454	(22,380)	38,074
Capitalized software	3 – 10 years	1,555	(1,056)	499	1,499	(1,001)	498
IPRD (a)		6,560	—	6,560	3,750	—	3,750
Total Other intangible assets		$68,992	$(33,133)	$35,859	$66,010	$(23,483)	$42,527
(a)    Includes other intangible assets recognized as part of the Turning Point acquisition in 2022. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information related to the Turning Point acquisition.

Amortization expense of Other intangible assets was $9.7 billion in 2022, $10.2 billion in 2021 and $9.9 billion in 2020. Future annual amortization expense of Other intangible assets is expected to be approximately $9.2 billion in 2023, $8.4 billion in 2024, $2.9 billion in 2025, $1.4 billion in 2026 and $1.3 billion in 2027.

Other intangible asset impairment charges were $101 million in 2022, $1.2 billion in 2021 and $1.1 billion in 2020.

In 2022, $98 million IPRD impairment charges were recorded in Research and development expense resulting from decisions to discontinue development of investigational compounds in connection with the prioritization of current pipeline opportunities. The charges represented full write-downs.

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

Note 16. SUPPLEMENTAL FINANCIAL INFORMATION

	December 31,
Dollars in Millions	2022	2021
Income taxes	$3,547	$2,786
Research and development	579	514
Contract assets	504	361
Equity investments	—	255
Restricted cash(a)	148	140
Other	1,017	776
Other current assets	$5,795	$4,832

	December 31,
Dollars in Millions	2022	2021
Equity investments	$2,187	$2,713
Inventories	484	909
Operating leases	1,220	919
Pension and postretirement	285	317
Research and development	496	248
Restricted cash(a)	54	197
Other	214	232
Other non-current assets	$4,940	$5,535
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted.

	December 31,
Dollars in Millions	2022	2021
Rebates and discounts	$6,702	$6,399
Income taxes	942	754
Employee compensation and benefits	1,425	1,375
Research and development	1,359	1,373
Dividends	1,196	1,186
Interest	321	378
Royalties	431	410
Operating leases	136	169
Other	2,074	1,927
Other current liabilities	$14,586	$13,971

	December 31,
Dollars in Millions	2022	2021
Income taxes	$3,992	$4,835
Pension and postretirement	402	654
Operating leases	1,261	874
Deferred income	283	326
Deferred compensation	349	427
Other	303	218
Other non-current liabilities	$6,590	$7,334

Note 17. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2020	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100
Net loss	—	—	—	—	(9,015)	—	—	20
Other Comprehensive Income/(Loss)	—	—	—	(319)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,178)	—	—	—
Share repurchase program	—	—	1,400	—	—	43	(2,993)	—
Stock compensation	—	—	(784)	—	—	(36)	2,113	—
Distributions	—	—	—	—	—	—	—	(60)
Balance at December 31, 2020	2,923	292	44,325	(1,839)	21,281	679	(26,237)	60
Net earnings	—	—	—	—	6,994	—	—	20
Other Comprehensive Income/(Loss)	—	—	—	571	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,455)	—	—	—
Share repurchase program	—	—	—	—	—	102	(6,240)	—
Stock compensation	—	—	36	—	—	(34)	1,218	—
Distributions	—	—	—	—	—	—	—	(20)
Balance at December 31, 2021	2,923	292	44,361	(1,268)	23,820	747	(31,259)	60
Net earnings	—	—	—	—	6,327	—	—	18
Other Comprehensive Income/(Loss)	—	—	—	(13)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,644)	—	—	—
Share repurchase program	—	—	—	—	—	109	(8,001)	—
Stock compensation	—	—	804	—	—	(31)	642	—
Distributions	—	—	—	—	—	—	—	(21)
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57

(a)    Cash dividends declared per common share were $2.19 in 2022, $2.01 in 2021 and $1.84 in 2020.

BMS has a share repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method. The outstanding share repurchase authorization under the program was $15.2 billion as of December 31, 2021.

In 2022, BMS entered into accelerated share repurchase ("ASR") agreements to repurchase an aggregate amount of $5.0 billion of the Company's common stock. The ASR agreements were funded with cash on-hand. The Company received approximately 69 million shares of common stock during the year which were included in treasury stock. The total number of shares repurchased under the ASR agreements was based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. In addition, as part of its share repurchase program, BMS repurchased approximately 40 million shares of its common stock for $3.0 billion during the year ended December 31, 2022.

The remaining share repurchase capacity under the share repurchase program was $7.2 billion as of December 31, 2022.

The components of Other Comprehensive Income/(Loss) were as follows:

	Year Ended December 31,
	2022			2021			2020
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$585	$(79)	$506	$364	$(34)	$330	$(216)	$7	$(209)
Reclassified to net earnings(a)	(524)	72	(452)	95	(10)	85	(54)	7	(47)
Derivatives qualifying as cash flow hedges	61	(7)	54	459	(44)	415	(270)	14	(256)

Pension and postretirement benefits:
Actuarial gains/(losses)	146	(25)	121	220	(40)	180	(134)	25	(109)
Amortization(b)	21	(6)	15	41	(10)	31	33	(6)	27
Settlements(b)	11	(2)	9	(6)	1	(5)	10	(3)	7
Pension and postretirement benefits	178	(33)	145	255	(49)	206	(91)	16	(75)

Marketable debt securities:
Unrealized (losses)gains	(2)	—	(2)	(11)	2	(9)	7	(1)	6
Realized (gains)/losses(b)	—	—	—	—	—	—	(1)	—	(1)
Marketable debt securities	(2)	—	(2)	(11)	2	(9)	6	(1)	5

Foreign currency translation	(183)	(27)	(210)	(14)	(27)	(41)	(19)	26	7

Other Comprehensive Income/(Loss)	$54	$(67)	$(13)	$689	$(118)	$571	$(374)	$55	$(319)
(a)    Included in Cost of products sold and Other (income)/expense, net. Refer to “—Note 9.Financial Instruments and Fair Value Measurements“ for further information.
(b)    Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

	December 31,
Dollars in Millions	2022	2021
Derivatives qualifying as cash flow hedges	$232	$178
Pension and postretirement benefits	(623)	(768)
Marketable debt securities	—	2
Foreign currency translation(a)	(890)	(680)
Accumulated other comprehensive loss	$(1,281)	$(1,268)
(a)    Included in foreign currency are net investment hedges gains of $125 million and $30 million as of December 31, 2022 and December 31, 2021.

Note 18. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for certain employees.

Defined Benefit Pension Plans

The net periodic benefit cost of defined benefit pension plans was $27 million, $28 million, and $42 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021
Benefit obligations at beginning of year	$2,935	$3,242
Service cost—benefits earned during the year	36	51
Interest cost	42	35
Settlements and curtailments	(58)	(101)
Actuarial (gains)/losses	(760)	(153)
Benefits paid	(68)	(46)
Foreign currency and other	(151)	(93)
Benefit obligations at end of year	$1,976	$2,935

Fair value of plan assets at beginning of year	$2,815	$2,807
Actual return on plan assets	(570)	125
Employer contributions	76	87
Settlements	(53)	(83)
Benefits paid	(68)	(46)
Foreign currency and other	(173)	(75)
Fair value of plan assets at end of year	$2,027	$2,815

Funded status	$51	$(120)

Assets/(Liabilities) recognized:
Other non-current assets	$285	$317
Other current liabilities	(21)	(24)
Other non-current liabilities	(213)	(413)
Funded status	$51	$(120)

Recognized in Accumulated other comprehensive loss:
Net actuarial losses	$869	$1,015
Prior service credit	(25)	(29)
Total	$844	$986

The accumulated benefit obligation for defined benefit pension plans was $2.0 billion and $2.9 billion at December 31, 2022 and 2021, respectively.

Additional information related to pension plans was as follows:

	December 31,
Dollars in Millions	2022	2021
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$728	$1,274
Fair value of plan assets	495	836
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	728	1,245
Fair value of plan assets	495	832

Actuarial Assumptions

Weighted-average assumptions used to determine defined benefit pension plan obligations were as follows:

	December 31,
	2022	2021
Discount rate	4.0%	1.6%
Rate of compensation increase	1.2%	1.0%
Interest crediting rate	2.5%	2.1%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit cost were as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	1.6%	1.2%	1.6%
Expected long-term return on plan assets	3.6%	3.6%	4.1%
Rate of compensation increase	1.0%	1.3%	1.3%
Interest crediting rate	2.1%	2.2%	2.2%

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

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all BMS U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Postretirement benefit plan obligations were $187 million and $237 million at December 31, 2022 and 2021, respectively. The weighted-average discount rate used to determine benefit obligations was 5.0% and 2.5% at December 31, 2022 and 2021, respectively. The net periodic benefit credits were not material.

As a result of the Bristol Myers Squibb Retirement Income Plan's termination in 2019, $381 million of assets held in a separate account within the Pension Trust used to fund retiree medical plan payments was reverted back to the Company in 2020, resulting in an excise tax of $76 million.

Plan Assets

The fair value of pension plan assets by asset category at December 31, 2022 and 2021 was as follows:

	December 31, 2022				December 31, 2021
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan Assets
Equity securities	$1	$—	$—	$1	$44	$—	$—	$44
Equity funds	—	368	—	368	—	625	—	625
Fixed income funds	—	697	—	697	—	815	—	815
Corporate debt securities	—	376	—	376	—	485	—	485
U.S. Treasury and agency securities	—	75	—	75	—	67	—	67
Insurance contracts	—	—	123	123	—	—	130	130
Cash and cash equivalents	43	—	—	43	47	—	—	47
Other	—	15	35	50	—	224	42	266
Plan assets subject to leveling	$44	$1,531	$158	$1,733	$91	$2,216	$172	$2,479

Plan assets measured at NAV as a practical expedient				294				336
Net plan assets				$2,027				$2,815

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

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2022. Investments using the practical expedient consist primarily of multi-asset funds which are redeemable on either a daily, weekly, or monthly basis.

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. Individual plan investment allocations are determined by local fiduciary committees and the composition of total assets for all pension plans at December 31, 2022 was broadly characterized as an allocation between equity securities (23%), debt securities (66%) and other investments (11%).

Contributions and Estimated Future Benefit Payments

The Company's estimated annual contributions and future benefits payments are not expected to be material.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contributions are based on employee contributions and the level of Company match. The U.S. defined contribution plan expense was approximately $360 million in 2022, $350 million in 2021 and $290 million in 2020.

Note 19. EMPLOYEE STOCK BENEFIT PLANS

On May 4, 2021, the shareholders approved the 2021 Stock Award and Incentive Plan (the “2021 Plan”) replacing our previous equity plans. The 2021 Plan authorizes awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), dividend equivalents, performance share units ("PSUs"), market share units ("MSUs") and other stock-based awards. As of December 31, 2022, the 2021 Plan was the only plan under which we were authorized to grant equity awards.

The 2021 Plan provides for 85 million shares to be authorized for grants plus shares recaptured upon forfeitures or other terminations of awards under our previous equity awards plans, subject to adjustments in accordance with the terms of the 2021 Plan. As of December 31, 2022, 81 million shares were available for award and 44 million equity awards were outstanding (stock options, RSUs, MSUs and PSUs). Shares generally are issued from treasury stock to satisfy BMS’s obligations under the 2021 Plan and our prior equity award plans.

Under the 2021 Plan, executive officers and other employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of 10 years. The 2021 Plan provides for the granting of SARs whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the award's exercise price. BMS did not grant stock options or SARs during the years ended December 31, 2022, 2021 and 2020. Options that were outstanding during those years generally vested ratably over four years (some options granted as replacements for options held by Celgene option holders upon the acquisition of Celgene in 2019 provided for cliff vesting and/or longer or shorter vesting periods).

RSUs are granted to executive officers and other employees, subject to restrictions as to continuous employment. Generally, vesting occurs ratably over a three- to four-year period from grant date, subject to accelerated vesting in specified circumstances. A stock unit is a right to receive stock at the end of the specified vesting and/or deferral period; stock units have no voting rights. BMS grants non-forfeitable stock units to its non-employee directors.

MSUs are granted to executive officers. Vesting is conditioned upon continuous employment and occurs ratably over four years, subject to accelerated vesting in specified circumstances. The number of shares issued upon vesting of MSUs is determined based on a specified payout factor requiring that the market price per share at a specified measurement date be at least 80% of the grant-date share price (market condition) for awards granted in 2022 (60% prior to 2022). Attainment of a higher payout factor, calculated as the share price on measurement date divided by share price on award date, results in a higher percentage payout of MSUs, up to a maximum of 225% of the target number of MSUs for awards granted in 2022 (200% prior to 2022). The share price used in the payout factor is calculated using an average of the closing prices on the grant date or measurement date, and the nine trading days immediately preceding the grant date or measurement date.
PSUs are granted to executive officers, have a three-year performance cycle and are granted as a target number of stock units subject to adjustment. The number of shares issued when PSUs vest is determined based on the achievement of specified performance goals (a performance condition) and based on BMS’s three-year total shareholder return relative to a peer group of companies (a market condition) and can range from 0% to a maximum of 200% of the target number of PSUs. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date, subject to accelerated vesting in specified circumstances.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense was as follows:

	Year Ended December 31,
Dollars in Millions	2022	2021	2020
Cost of products sold	$41	$57	$37
Marketing, selling and administrative	195	241	332
Research and development	221	272	339
Other (income)/expense, net	—	13	71
Total stock-based compensation expense	$457	$583	$779

Income tax benefit(a)	$91	$120	$158
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $74 million in 2022, $38 million in 2021 and $35 million in 2020.

The total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 includes $96 million, $192 million and $382 million, respectively, related to Celgene post-combination service period. The expense for the accelerated vesting of awards related to the Celgene acquisition was not material in 2022 and was $13 million and $71 million in 2021 and 2020, respectively.

The following table summarizes the stock compensation activity for the year ended December 31, 2022:

	Stock Options		RSUs		MSUs		PSUs
Shares in Millions	Number of Options	Weighted-Average Exercise Price of Shares	Number of Nonvested RSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested MSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested PSUs	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2022	47.0	$53.00	19.1	$54.92	1.8	$56.51	3.4	$55.38
Granted	—	—	8.7	64.12	1.0	60.74	1.4	66.76
Released/Exercised	(24.3)	50.79	(8.2)	55.12	(0.8)	56.95	(1.3)	49.99
Adjustments for actual payout	—	—	—	—	0.1	54.26	0.4	49.99
Forfeited/Canceled	(0.8)	58.70	(2.7)	57.43	(0.3)	57.63	(0.4)	60.26
Balance at December 31, 2022	21.9	55.25	16.9	59.17	1.8	58.25	3.5	60.88

Expected to vest			14.9	58.97	1.6	58.12	3.2	60.45

Dollars in Millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$734	$49	$89
Expected weighted-average period in years of compensation cost to be recognized	2.5	2.8	1.7

Amounts in Millions, except per share data	2022	2021	2020
Weighted-average grant date fair value (per share):
RSUs	$64.12	$56.58	$53.65
MSUs	60.74	58.04	53.92
PSUs	66.76	59.04	55.61

Fair value of awards that vested:
RSUs - replacement awards	$152	$519	$777
RSUs	300	246	122
MSUs	44	37	37
PSUs	68	61	59

Total intrinsic value of stock options exercised	526	512	556

The fair value of RSUs approximates the closing market price of BMS’s common stock on the grant date after adjusting for the units not eligible for accrual of dividend equivalents. The fair value of MSUs is estimated as of the grant date using a Monte Carlo simulation. The fair value of PSUs is estimated as of the grant date for the portion related to the relative total shareholder return measure, using a Monte Carlo simulation and, for the remaining portion, based on the closing market price of BMS’s common stock on the grant date after adjusting for the units not eligible for accrual of dividend equivalents, and taking into account the probability of satisfying the performance condition as of the grant date.

The following table summarizes significant outstanding and exercisable options at December 31, 2022:

Range of Exercise Prices	Number of Options (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$10 - $40	2.2	1.0	$35.02	$80
$40 - $55	7.7	3.3	48.92	177
$55 - $65	8.0	2.7	59.45	100
$65 +	4.0	3.2	70.02	9
Outstanding	21.9	2.8	55.25	$366
Exercisable	21.9	2.8	55.25	$366

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $71.95 on December 30, 2022, which was the last trading day of 2022.

Note 20. LEGAL PROCEEDINGS AND CONTINGENCIES

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

Unless otherwise noted, BMS is unable to assess the outcome of the respective matters nor is it able to estimate the possible loss or range of losses that could potentially result for such matters. Contingency accruals are recognized when it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period. For a discussion of BMS’s tax contingencies, see “—Note 7. Income Taxes.”

INTELLECTUAL PROPERTY

Anti-PD-1 and Anti-PD-L1 — U.S.
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber sought to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in the case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In May 2019, the District Court issued a decision ruling that the two scientists should be added as inventors to the patents, which decision was affirmed on appeal. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss that complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber’s claims for damages before May 17, 2019—the date of the District Court’s ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. On January 25, 2023, the Court held a hearing on a motion filed by BMS requesting that the Court enter summary judgment in BMS' favor. A trial has been scheduled for May 2023.

On March 17, 2022, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca UK Ltd (collectively, “AZ”) alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes certain claims of U.S. Patent Nos. 9,580,505, 9,580,507, 10,138,299, 10,308,714, 10,266,594, 10,266,595, 10,266,596 and 10,323,092. A trial has been scheduled to begin on April 22, 2024.

CAR-T — U.S.
In October 2017, Juno and Sloan Kettering Institute for Cancer Research (“SKI”) filed a complaint for patent infringement against Kite Pharma, Inc. (“Kite”) in the U.S. District Court for the Central District of California. The complaint alleged that Kite’s Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR-T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021. In August 2021, a Federal Circuit panel reversed the jury verdict and district court decision and found the ’190 Patent to be invalid. In October 2021, Juno and SKI filed a petition with the Federal Circuit for panel and en banc rehearing, which the Federal Circuit denied on January 14, 2022. On June 13, 2022, Juno and SKI filed a petition for a writ of certiorari with the U.S. Supreme Court, which the Court denied on November 7, 2022. On November 23, 2022, Juno and SKI filed a petition for rehearing with the Court, which the Court denied on January 9, 2023.

CTLA-4 — U.S.
On January 23, 2023, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca AB (collectively, "AZ AB") alleging that AZ AB's marketing of the CTLA-4 antibody Imjudo infringes certain claims of U.S. Patent Nos. 9,320,811 and 9,273, 135. No trial date has been scheduled.

Eliquis - Europe
In November 2020 and January 2021, Sandoz Limited (“Sandoz”) and Teva Pharmaceutical Industries Ltd. (“Teva Limited”), respectively, filed lawsuits in the United Kingdom seeking revocation of the UK apixaban composition of matter patent and related Supplementary Protection Certificate (“SPC”). BMS subsequently filed counterclaims for infringement in both actions. A trial took place in February 2022 and in a judgment issued on April 7, 2022, the judge found the UK apixaban composition of matter patent and related SPC invalid. On November 2, 2022, BMS was granted permission from the Court of Appeal to appeal the judgment and a hearing is scheduled to take place on April 18-19, 2023.

Similar lawsuits have been filed in various other countries in Europe seeking revocation of our composition of matter patents and SPCs relating to Eliquis, and trials have been scheduled in certain of those cases, including in Norway and France in early 2023. In May 2022, a Dutch court issued a decision denying a request by BMS for a preliminary injunction that would have prevented an at-risk generic launch in the Netherlands by Sandoz prior to a full trial on the validity of the Dutch composition of matter patent and SPC.

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

In September 2022, a trial was held in Sweden regarding Teva's challenge to the validity of the Swedish apixaban composition of matter patent and related SPC, and a decision was issued on November 2, 2022, confirming their validity and rejecting Teva's claims. In September 2022, BMS filed a request for a preliminary injunction against Teva in Denmark, but the request was denied in December 2022, based on the finding that there is no imminent threat of a launch by Teva in Denmark. In December 2022, BMS filed a request for a preliminary injunction in Finland against Teva, which request was granted in January 2023, prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement. BMS has also requested that a preliminary injunction be entered against Teva in Ireland, for which a hearing occurred in February 2023.

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

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($304 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government’s claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision and an appeal hearing concluded in February 2021.

Sprycel - U.S.
In January 2022, BMS received a Notice Letter from Xspray Pharma AB (“Xspray”), Nanocopoeia, LLC ("Nanocopoeia") and Handa Oncology, LLC ("Handa"), respectively, notifying BMS that each had filed a 505(b)(2) NDA application containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. In May 2022, BMS filed a patent infringement action against Nanocopoeia in the U.S. District Court for the District of Minnesota. In November 2022, BMS filed a patent infringement action against Handa in the U.S. District Court for the Northern District of California. No trial dates have been scheduled in any of these actions. Both Xspray and Nanocopoeia have filed motions for a judgment based on the pleadings, and a hearing on Nanocopoeia's motion took place on January 5, 2023.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection actions brought by the attorneys general of Hawaii and New Mexico relating to the labeling, sales and/or promotion of Plavix*. A trial in the Hawaii matter occurred in 2020. In February 2021, the Court issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS disagree with the decision and are appealing it. An oral argument before the Hawaii Supreme Court occurred in December 2022. BMS remains confident in the merits of its case and its likelihood of success on appeal and does not believe establishing a reserve is warranted for this matter. In September 2022, the parties settled the New Mexico matter.

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

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. This litigation involved lawsuits on behalf of plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and in some cases claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The MDL and JCCP decisions are both final and all claims in the MDL and JCCP have since been dismissed. All thyroid cancer claims that were pending in these courts have been dismissed as well.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all the federal Onglyza* cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco (“JCCP”). On September 24, 2021, the JCCP court granted defendants’ motion to exclude plaintiffs’ only general causation expert and on January 5, 2022, the MDL court likewise granted defendants’ motion to exclude plaintiffs’ expert. On March 30, 2022, the JCCP court granted summary judgment to defendants, thus effectively dismissing the 18 claims previously pending in California state court. Plaintiffs have filed an appeal. Defendants filed a summary judgment motion in the MDL as well, which the MDL court granted on August 2, 2022. Plaintiffs in the MDL then moved to alter or amend the MDL court’s order, and defendants opposed. On November 3, 2022, the MDL court denied plaintiffs motion to alter or amend its summary judgment order. Plaintiffs filed their Notice of Appeal on December 2, 2022. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

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

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. BMS removed the action to the U.S. District Court for the Southern District of New York. The plaintiff filed a motion to remand the action to the state court, which the court granted on September 19, 2022. Defendants have moved to stay the action pending resolution of the federal action and, in the alternative, to dismiss the complaint.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene’s former chairman and chief executive officer. BMS removed the action to the U.S. District Court for the District of New Jersey and filed a motion to transfer the action to the U.S. District Court for the Southern District of New York. The plaintiff filed a motion to remand the action to the state court, which the court granted on September 22, 2022. Defendants have moved to stay the action pending resolution of the federal action and, in the alternative, to dismiss the complaint.

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

In September and October 2020, two purported class actions were also filed asserting similar claims on behalf of direct purchasers. In March 2021, the Court dismissed one of the direct purchaser cases and limited the claims of the remaining direct purchaser case to those arising in 2016 or later. However, the Court gave plaintiffs leave to amend their complaints, and one plaintiff filed an amended complaint on March 16, 2021. In March 2022, BMS entered into a settlement agreement with the direct purchasers (excluding the retailers discussed below). On November 18, 2022, the Court granted final approval of that settlement.

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

In February 2021, BMS and two other manufacturers of HIV medications were sued in State Court in New Mexico by the Attorney General of the State of New Mexico in a case alleging that the defendants’ agreements to develop and sell various fixed-dose combination products for the treatment of HIV, including Atripla*, and agreements to settle certain patent litigation violate the antitrust laws of the State of New Mexico. On October 26, 2022, BMS and the State of New Mexico entered into an agreement to settle New Mexico’s case against BMS. The case against BMS was dismissed by stipulation on November 7, 2022.

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

Accordingly, all of the HIV Medication Antitrust Litigations that were pending against BMS have been resolved.

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

In March 2019, Humana Inc. (“Humana”), which opted out of the above settlement, filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint makes largely the same claims and allegations as were made in the now settled Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In May 2019, Celgene filed a motion to dismiss Humana’s complaint. In April 2022, the Court issued an order denying Celgene’s motion to dismiss. That order addressed only Celgene’s argument that certain of Humana’s claims were barred by the statute of limitations. The Court’s order did not address Celgene’s other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS have filed a motion to dismiss Humana’s amended complaint, which was fully briefed in November 2022. No trial date has been scheduled.

United HealthCare Services, Inc. (“UHS”), Blue Cross Blue Shield Association (“BCBSA”), BCBSM Inc., Health Care Service Corporation (“HCSC”), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation (“Cigna”), Molina Healthcare, Inc. (“Molina”) and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, “MSP”)) filed lawsuits making largely the same claims and allegations as were made in the now settled class action litigation and in the Humana opt-out action. Certain of the matters have made additional claims related to copay assistance for Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey. Celgene and BMS’s motion to dismiss the Humana amended complaint applies to these other opt‑out actions as well, and these other opt‑out actions will proceed as described above with respect to that Humana opt-out action. No trial dates have been scheduled.

In May 2021, Molina sued Celgene and BMS in San Francisco Superior Court. Molina’s complaint makes largely the same claims and allegations as were made in the now settled class action litigation. In June 2022, the San Francisco Superior Court dismissed 63 of Molina’s claims, which Molina later reasserted in the District of New Jersey as described above, and stayed the remaining 4 claims. No activity is expected in this case until disposition of the New Jersey actions.

Certain other entities that opted out of the now‑settled class action have also filed summonses related to two actions in the Philadelphia County Court of Common Pleas in connection with the allegations made by Humana and other opt‑out entities. Those actions have been placed in deferred status pending further developments in the above opt‑out cases.

In November 2022, certain direct purchasers filed an action against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The action makes largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now settled class action litigation, and seek injunctive relief and damages under the Sherman Antitrust Act. No trial date has been scheduled.

In November 2022, certain indirect purchasers filed a putative class action lawsuit against Celgene, BMS and various generic manufacturers in the U.S. District Court for the District of New Jersey. The action alleges anticompetitive conduct and seeks injunctive relief and damages in connection with settlements of Revlimid-related patent infringement lawsuits. No trial date has been scheduled.

In May 2018, Humana filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. Humana subsequently dismissed its claims for breach of contract voluntarily. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. A trial for this matter began on January 31, 2023.

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

BeiGene initiated an arbitration proceeding against Celgene Logistics and BMS at the International Chamber of Commerce in June 2020, asserting various claims, including breach of contract under the LSA. In October 2021, Celgene Logistics delivered notice to BeiGene terminating the LSA with respect to Abraxane. A final hearing on the merits was held in June 2022, and the parties have completed post-hearing briefing and closing arguments.

MSK Contract Litigation
On April 1, 2022, Memorial Sloan Kettering Cancer Center and Eureka Therapeutics, Inc. (collectively, “Plaintiffs”) filed a complaint against BMS, Celgene and Juno (collectively, “Defendants”). In June 2022, Plaintiffs filed an amended complaint. Plaintiffs allege that Defendants breached a license agreement by allegedly failing to use commercially reasonable efforts to develop, manufacture, and commercialize a certain chimeric antigen receptor product and by failing to pay Plaintiffs a running royalty of at least 1.5% of worldwide sales of Abecma allegedly owed to Plaintiffs under the license agreement. Defendants disagree with plaintiffs’ claims and filed a motion to dismiss the amended complaint in July 2022. No trial date has been scheduled.

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

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $91 million as of December 31, 2022, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income/(loss), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Gross-to-Net U.S. Rebate Accruals for U.S. Medicaid, Medicare Part D, and managed healthcare — Refer to “Note 2 – Revenue” to the financial statements

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

Taxes — Unrecognized Tax Benefit Liabilities for U.S. Transfer Pricing — Refer to “Note 7- Income Taxes” to the financial statements

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

Given the complexity associated with significant assumptions used and judgments made to calculate unrecognized tax benefit liabilities related to U.S. transfer pricing auditing these estimates involved especially subjective judgment.

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

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey
February 14, 2023

We have served as the Company's auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this 2022 Form 10-K. Based on this evaluation, management has concluded that as of December 31, 2022, such disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2022 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2022 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2022 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey
February 14, 2023

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a)Reference is made to our 2023 Proxy Statement with respect to our Directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)The information required by Item 10 with respect to our Executive Officers has been included in Part IA of this 2022 Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to our 2023 Proxy Statement with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to our 2023 Proxy Statement with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to our 2023 Proxy Statement with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Reference is made to our 2023 Proxy Statement with respect to the aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
		Page Number
1	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive (Loss)/Income	66
	Consolidated Balance Sheets	67
	Consolidated Statements of Cash Flows	68
	Notes to Consolidated Financial Statements	69
	Report of Independent Registered Public Accounting Firm	114

2.	Financial Statement Schedules

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2022 Form 10-K.

(b)	Exhibits Required to be filed by Item 601 of Regulation S-K	124
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2022 Form 10-K.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ GIOVANNI CAFORIO, M.D.
Giovanni Caforio, M.D.
Chairman of the Board and Chief Executive Officer

Date: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIOVANNI CAFORIO, M.D.	Chairman of the Board and Chief Executive Officer	February 14, 2023
(Giovanni Caforio, M.D.)	(Principal Executive Officer)

/s/ DAVID V. ELKINS	Chief Financial Officer	February 14, 2023
(David V. Elkins)	(Principal Financial Officer)

/s/ SHARON GREENLEES	Senior Vice President and Corporate Controller	February 14, 2023
(Sharon Greenlees)	(Principal Accounting Officer)

/s/ PETER J. ARDUINI	Director	February 14, 2023
(Peter J. Arduini)

/s/ DEEPAK L. BHATT. M.D. MPH	Director	February 14, 2023
(Deepak L. Bhatt, M.D. MPH)
/s/ JULIA A. HALLER, M.D.	Director	February 14, 2023
(Julia A. Haller, M.D.)

/s/ MANUEL HIDALGO MEDINA, M.D., Ph.D.	Director	February 14, 2023
(Manuel Hidalgo Medina, M.D., Ph.D.)

/s/ PAULA A. PRICE	Director	February 14, 2023
(Paula A. Price)

/s/ DERICA W. RICE	Director	February 14, 2023
(Derica W. Rice)

/s/ THEODORE R. SAMUELS	Director	February 14, 2023
(Theodore R. Samuels)

/s/ GERALD L. STORCH	Director	February 14, 2023
(Gerald L. Storch)

/s/ KAREN H. VOUSDEN, Ph.D.	Director	February 14, 2023
(Karen H. Vousden, Ph.D.)

/s/ PHYLLIS R. YALE	Director	February 14, 2023
(Phyllis R. Yale)

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this 2022 Form 10-K, unless the context otherwise indicates. Throughout this 2022 Form 10-K, we have used terms which are defined below:

2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022	LIBOR	London Interbank Offered Rate
2021 Plan	2021 Stock Award and Incentive Plan	Lilly	Eli Lilly and Company
2seventy bio	2seventy bio, Inc.	LOE	loss of exclusivity
340B Program	340B Drug Pricing Program	MAA	Marketing Authorization Application
AbbVie	AbbVie Inc.	MCOs	Managed Care Organizations
ACA	Patient Protection and Affordable Care Act	MDL	multi-district litigation
Agenus	Agenus Inc.	MDS	myelodysplastic syndromes
aGVHD	acute graft-versus-host disease	Mead Johnson	Mead Johnson Nutrition Company
ALL	acute lymphoblastic leukemia	Merck	Merck & Co., Inc.
Amgen	Amgen Inc.	MF	myelofibrosis
Amylin	Amylin Pharmaceuticals, Inc.	MPM	Malignant Pleural Mesothelioma
ANDA	abbreviated New Drug Application	MSI-H	high microsatellite instability
AstraZeneca	AstraZeneca PLC	MyoKardia	MyoKardia, Inc.
ASC	Accounting Standards Codification	NASH	Non alcoholic steatohepatitis
BCMA	B-cell maturation antigen	NAV	net asset value
Biogen	Biogen, Inc.	NDA	New Drug Application
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.	Nektar	Nektar Therapeutics
BLA	Biologics License Application	NKT	natural killer T
bluebird	bluebird bio, inc.	Nimbus	Nimbus Therapeutics, LLC
BridgeBio	BridgeBio Pharma Inc.	Novartis	Novartis Pharmaceutical Corporation
CAR-T	Chimeric Antigen Receptor T cells	NSCLC	non-small cell lung cancer
Celgene	Celgene Corporation acquired by BMS on November 20, 2019	NVAF	non-valvular atrial fibrillation
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OCE	Oncology Center of Excellence
cGMP	current Good Manufacturing Practices	OECD	Organization for Economic Co-operation and Development
Cheplapharm	Cheplapharm Arzneimittel GmbH	OIG	Office of Inspector General of the U.S. Department of Health and Human Services
CML	chronic myeloid leukemia	Ono	Ono Pharmaceutical Co., Ltd.
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTC	over-the-counter
CRC	colorectal cancer	Otsuka	Otsuka Pharmaceutical Co., Ltd.
DMC	Data Monitoring Committee	PBMs	Pharmacy Benefit Managers
Dragonfly	Dragonfly Therapeutics, Inc.	PBRGs	People and Business Resource Groups
DSA	Distribution Services Agreement	PCAOB	Public Company Accounting Oversight Board
EC	European Commission	PD-1	programmed death receptor-1
EGFR	estimated glomerular filtration rate	PDMA	Prescription Drug Marketing Act
Eisai	Eisai Co., Ltd.	PDUFA	Prescription Drug User Fee Act
ELA	excess loss account	Pfizer	Pfizer, Inc.
EMA	European Medicines Agency	Prothena	Prothena Corporation
EPO	European Patent Office	PhRMA Code	Pharmaceutical Research and Manufacturers of America’s Professional Practices Code
EPS	earnings per share	PRP	potentially responsible party
ESA	erythoropoiesis-stimulating agent	PsA	psoriatic arthritis
ESCC	esophageal squamous cell carcinoma	PTR	patent term restoration
Evotec	Evotec SE	R&D	research and development
EU	except as otherwise noted, EU refers to the United Kingdom plus the countries that are members of the European Union	RA	rheumatoid arthritis
FASB	Financial Accounting Standards Board	RCC	renal cell carcinoma
FDA	U.S. Food and Drug Administration	RDP	Regulatory Data Protection
FL	follicular lymphoma	REMS	Risk Evaluation and Mitigation Strategy
GAAP	U.S. generally accepted accounting principles	Roche	Roche Holding AG
Gilead	Gilead Sciences, Inc.	RS	ring sideroblast
GILTI	global intangible low taxed income	Sanofi	Sanofi S.A.
GlaxoSmithKline	GlaxoSmithKline PLC	sBLA	supplemental Biologics License Application
GTN	gross-to-net	SEC	U.S. Securities and Exchange Commission
Halozyme	Halozyme Therapeutics, Inc.	SLE	systemic lupus erythematosus
HCC	hepatocellular carcinoma	SPC	Supplementary Protection Certificate
HCM	hypertrophic cardiomyopathy	TCJA	the Tax Cuts and Jobs Act of 2017
HIV	human immunodeficiency virus	UC	ulcerative colitis
Immatics	Immatics N.V.	U.S.	United States
IO	immuno-oncology	UK	United Kingdom
IPRD	in-process research and development	VAT	value added tax
IRS	Internal Revenue Services	VTE	venous thromboembolic
JIA	Juvenile Idiopathic Arthritis	WTO	World Trade Organization

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
‡

4q.	Form of 3.250% Notes Due 2023 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4r.	Form of 4.500% Notes Due 2044 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4s.
Eighth Supplemental Indenture, dated as of May 5, 2015, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 5, 2015).
‡

4t.	Form of €575,000,000 1.000% Notes Due 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 5, 2015).	‡

4u.	Form of €575,000,000 1.750% Notes Due 2035 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 5, 2015).	‡

4v.
Ninth Supplemental Indenture, dated as of February 27, 2017, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee , to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on February 27, 2017).
‡

4w.	Form of $750,000,000 3.250% Notes due 2027 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on February 27, 2017).	‡

4x.
Tenth Supplemental Indenture, dated as of May 16, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 16, 2019).
‡

4y.	Form of $3,250,000,000 2.900% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on May 16, 2019).	‡

4z.	Form of $2,250,000,000 3.200% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on May 16, 2019).	‡

4aa.	Form of $4,000,000,000 3.400% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on May 16, 2019).	‡

4bb.	Form of $2,000,000,000 4.125% Senior Notes due 2039 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on May 16, 2019).	‡

4cc.	Form of $3,750,000,000 4.250% Senior Notes due 2049 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on May, 16, 2019).	‡

4dd.
Eleventh Supplemental Indenture, dated as of November 22, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 22, 2019).
‡

4ee.	Form of 2.750% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on November 22, 2019).	‡

4ff.	Form of 3.250% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on November 22, 2019).	‡

4gg.	Form of 3.625% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.11 to the Form 8-K dated and filed on November 22, 2019).	‡

4hh.	Form of 3.875% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.12 to the Form 8-K dated and filed on November 22, 2019).	‡

4ii.	Form of 3.450% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.13 to the Form 8-K dated and filed on November 22, 2019).	‡

4jj.	Form of 3.900% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.14 to the Form 8-K dated and filed on November 22, 2019).	‡

4kk.	Form of 5.700% Senior Notes due 2040 (incorporated herein by reference to Exhibit 4.15 to the Form 8-K dated and filed on November 22, 2019).	‡

4ll.	Form of 5.250% Senior Notes due 2043 (incorporated herein by reference to Exhibit 4.16 to the Form 8-K dated and filed on November 22, 2019).	‡

4mm.	Form of 4.625% Senior Notes due 2044 (incorporated herein by reference to Exhibit 4.17 to the Form 8-K dated and filed on November 22, 2019).	‡

4nn.	Form of 5.000% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.18 to the Form 8-K dated and filed on November 22, 2019).	‡

4oo.	Form of 4.350% Senior Notes due 2047 (incorporated herein by reference to Exhibit 4.19 to the Form 8-K dated and filed on November 22, 2019).	‡

4pp.	Form of 4.550% Senior Notes due 2048 (incorporated herein by reference to Exhibit 4.20 to the Form 8-K dated and filed on November 22, 2019).	‡

4qq.
Twelfth Supplemental Indenture, dated as of November 13, 2020, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2020).
‡

4rr.	Form of $1,500,000,000 0.537% Notes due 2023 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 13, 2020).	‡

4ss.	Form of $1,000,000,000 0.750% Notes due 2025 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 13, 2020).	‡

4tt.	Form of $1,000,000,000 1.125% Notes due 2027 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2020).	‡

4uu.	Form of $1,250,000,000 1.450% Notes due 2030 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2020).	‡

4vv.	Form of $750,000,000 2.350% Notes due 2040 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on November 13, 2020).	‡

4ww.	Form of $1,500,000,000 2.550% Notes due 2050 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on November 13, 2020).	‡

4xx.
Thirteenth Supplemental Indenture, dated as of March 2, 2022, by and between Bristol-Myers Squibb Company and the Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on March 2, 2022).
‡

4yy.	Form of $1,750,000,000 2.950% Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on March 2, 2022).	‡

4zz.	Form of $1,250,000,000 3.550% Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on March 2, 2022).	‡

4aaa.	Form of $2,000,000,000 3.700% Notes due 2052 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on March 2, 2022).	‡

4bbb.	Form of $1,000,000,000 3.900% Notes due 2062 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on March 2, 2022).	‡

4ccc.
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

‡‡10g.
Form of 2021-2023 Performance Share Units Award Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10h.
Form of 2022-2024 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2021)
‡

‡‡10i.	Form of 2023-2025 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (filed herewith).	E-10-1

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
‡

‡‡10p.
Form of Restricted Stock Units Agreement with five year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2021)
‡

‡‡10q.
Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10r.
Form of Restricted Stock Units Agreement with three year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10s.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan. (incorporated herein by reference to Exhibit 10y to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10t.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10u.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2021).	‡

‡‡10v.	Form of Restricted Stock Units Agreement with five year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-2

‡‡10w.	Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-3

‡‡10x.	Form of Restricted Stock Units Agreement with three year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10y.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-5

‡‡10z.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-6

‡‡10aa.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-7

‡‡10bb.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	‡

‡‡10cc.	Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	‡

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
‡

‡‡10mm.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).	‡

‡‡10nn.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	‡

‡‡10oo.	Bristol-Myers Squibb Company 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10pp.	Bristol-Myers Squibb Company 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10qq.	Bristol-Myers Squibb Company 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit B to Bristol Myers-Squibb Company’s Definitive Proxy Statement filed on March 25, 2021)	‡

‡‡10rr.
Letter Agreement between Bristol-Myers Squibb Company and Mr. David Elkins, dated as of May 30, 2019 (incorporated herein by reference to Exhibit 10iii to the Form 10-K for the fiscal year ended December 31, 2019).
‡

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

101.	The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2022, 2021 and 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive (loss)/income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this 2022 Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, LLC; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Otezla is a trademark of Amgen Inc.; Plavix is a trademark of Sanofi; Tecentriq is a trademark of Genentech, Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.