Form 10-Q
period 2023-03-31
BRISTOL MYERS SQUIBB CO
filed 2023-04-27
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
At April 20, 2023, there were 2,100,847,138 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2023

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	48

Item 4.
Controls and Procedures	48

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	49

Item 1A.
Risk Factors	49

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.
Exhibits	50

Summary of Abbreviated Terms	51
Signatures	52
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2023	2022
Net product sales	$11,048	$11,308
Alliance and other revenues	289	340
Total Revenues	11,337	11,648

Cost of products sold(a)	2,566	2,471
Marketing, selling and administrative	1,762	1,831
Research and development	2,321	2,260
Acquired IPRD	75	333
Amortization of acquired intangible assets	2,256	2,417
Other (income)/expense, net	(413)	649
Total Expenses	8,567	9,961

Earnings before income taxes	2,770	1,687
Provision for income taxes	503	404
Net earnings	2,267	1,283
Noncontrolling interest	5	5
Net earnings attributable to BMS	$2,262	$1,278

Earnings per common share:
Basic	$1.08	$0.60
Diluted	1.07	0.59
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2023	2022
Net earnings	$2,267	$1,283
Other comprehensive income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(124)	31
Pension and postretirement benefits	—	21
Marketable debt securities	—	(1)
Foreign currency translation	37	(12)
Total Other comprehensive (loss)/income	(87)	39

Comprehensive income	2,180	1,322
Comprehensive income attributable to noncontrolling interest	5	5
Comprehensive income attributable to BMS	$2,175	$1,317
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$8,995	$9,123
Marketable debt securities	274	130
Receivables	10,054	9,886
Inventories	2,605	2,339
Other current assets	5,158	5,795
Total Current assets	27,086	27,273
Property, plant and equipment	6,279	6,255
Goodwill	21,162	21,149
Other intangible assets	33,569	35,859
Deferred income taxes	1,317	1,344
Other non-current assets	4,868	4,940
Total Assets	$94,281	$96,820

LIABILITIES
Current liabilities:
Short-term debt obligations	$2,752	$4,264
Accounts payable	3,194	3,040
Other current liabilities	13,139	14,586
Total Current liabilities	19,085	21,890
Deferred income taxes	1,568	2,166
Long-term debt	35,078	35,056
Other non-current liabilities	6,664	6,590
Total Liabilities	62,395	65,702

Commitments and Contingencies

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	45,140	45,165
Accumulated other comprehensive loss	(1,368)	(1,281)
Retained earnings	26,568	25,503
Less cost of treasury stock	(38,808)	(38,618)
Total BMS Shareholders’ equity	31,824	31,061
Noncontrolling interest	62	57
Total Equity	31,886	31,118
Total Liabilities and Equity	$94,281	$96,820
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net earnings	$2,267	$1,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	2,429	2,584
Deferred income taxes	(548)	(687)
Stock-based compensation	122	107
Impairment charges	20	41
Divestiture gains and royalties	(194)	(387)
Acquired IPRD	75	333
Equity investment losses	155	644
Other adjustments	4	256
Changes in operating assets and liabilities:
Receivables	(175)	786
Inventories	(282)	1
Accounts payable	187	23
Rebates and discounts	(910)	(930)
Income taxes payable	884	831
Other	(1,064)	(1,073)
Net cash provided by operating activities	2,970	3,812
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	57	2,100
Purchase of marketable debt securities	(200)	(1,714)
Proceeds from sales of equity investment securities	62	2
Capital expenditures	(278)	(253)
Divestiture and other proceeds	227	402
Acquisition and other payments, net of cash acquired	(78)	(442)
Net cash (used in)/provided by investing activities	(210)	95
Cash Flows From Financing Activities:
Short-term debt obligations, net	128	42
Issuance of long-term debt	—	5,926
Repayment of long-term debt	(1,640)	(5,769)
Repurchase of common stock	(250)	(5,000)
Dividends	(1,196)	(1,185)
Stock option proceeds and other, net	(92)	333
Net cash used in financing activities	(3,050)	(5,653)
Effect of exchange rates on cash, cash equivalents and restricted cash	13	9
Decrease in cash, cash equivalents and restricted cash	(277)	(1,737)
Cash, cash equivalents and restricted cash at beginning of period	9,325	14,316
Cash, cash equivalents and restricted cash at end of period	$9,048	$12,579
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2023 and December 31, 2022, the results of operations and cash flows for the three months ended March 31, 2023 and 2022. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022 included in the 2022 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Business Segment Information

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Consistent with BMS's operational structure, the Chief Executive Officer ("CEO"), as the chief operating decision maker, manages and allocates resources at the global corporate level. Managing and allocating resources at the global corporate level enables the CEO to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or franchise basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. For further information on product and regional revenue, see "—Note 2. Revenue".

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

Recently Adopted Accounting Standards

Fair Value Measurements

In June 2022, the FASB issued amended guidance on measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. Early adoption is permitted. The guidance was adopted on January 1, 2023 and the adoption did not have an impact on our consolidated financial statements.

Business Combinations

In October 2021, the FASB issued amended guidance on accounting for contract assets and contract liabilities from contracts with customers in a business combination. The guidance is intended to address inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized. At the acquisition date, an entity should account for the related revenue contracts in accordance with existing revenue recognition guidance generally by assessing how the acquiree applied recognition and measurement in their financial statements. The guidance was adopted on January 1, 2023 and the adoption did not have an impact on our consolidated financial statements.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Net product sales	$11,048	$11,308
Alliance revenues	144	188
Other revenues	145	152
Total Revenues	$11,337	$11,648

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Gross product sales	$17,288	$16,650
GTN adjustments (a)
Charge-backs and cash discounts	(2,091)	(1,763)
Medicaid and Medicare rebates	(2,482)	(2,084)
Other rebates, returns, discounts and adjustments	(1,667)	(1,495)
Total GTN adjustments	(6,240)	(5,342)
Net product sales	$11,048	$11,308
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $87 million and $74 million for the three months ended March 31, 2023, and 2022, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in millions	2023	2022
In-Line Products
Eliquis	$3,423	$3,211
Opdivo	2,202	1,923
Pomalyst/Imnovid	832	826
Orencia	764	792
Sprycel	429	483
Yervoy	508	515
Mature and other products	467	537
Total In-Line Products	8,625	8,287
New Product Portfolio
Reblozyl	206	156
Abecma	147	67
Opdualag	117	6
Zeposia	78	36
Breyanzi	71	44
Onureg	34	23
Inrebic	25	18
Camzyos	29	—
Sotyktu	16	—
Total New Product Portfolio	723	350
Total In-Line Products and New Product Portfolio	9,348	8,637
Recent LOE Products(a)
Revlimid	1,750	2,797
Abraxane	239	214
Total Recent LOE Products	1,989	3,011
Total revenues	$11,337	$11,648

United States	$8,033	$7,694
International	3,149	3,727
Other(b)	155	227
Total revenues	$11,337	$11,648
(a)    Recent LOE Products include products with significant decline in revenue from the prior reporting period as a result of a loss of exclusivity.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $166 million and $147 million for the three months ended March 31, 2023 and 2022, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended March 31,
Dollars in millions	2023	2022
Revenues from alliances
Net product sales	$3,532	$3,239
Alliance revenues	144	188
Total alliance revenues	$3,676	$3,427

Payments to/(from) alliance partners
Cost of products sold	$1,706	$1,556
Marketing, selling and administrative	(74)	(54)
Research and development	44	22
Other (income)/expense, net	(12)	(12)

Dollars in millions	March 31, 2023	December 31, 2022
Selected alliance balance sheet information
Receivables – from alliance partners	$274	$317
Accounts payable – to alliance partners	1,623	1,249
Deferred income – from alliances(a)	314	289
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2022 Form 10-K.

Note 4. DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended March 31,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2023	2022	2023	2022	2023	2022
Diabetes business (a)	$216	$172	$—	$—	$(188)	$(170)
Mature products and other	4	225	—	(211)	—	(1)
Total	$220	$397	$—	$(211)	$(188)	$(171)
(a)    Net proceeds for diabetes business relates to net proceeds from royalties received subsequent to the sale of the diabetes business.

Mature Products and Other

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

	Three Months Ended March 31,
Dollars in millions	2023	2022
Keytruda* royalties	$(279)	$(221)
Tecentriq* royalties	(30)	(25)
Contingent milestone income	(31)	(41)
Amortization of deferred income	(12)	(12)
Other royalties and licensing income	(11)	(7)
Total	$(363)	$(306)

Immatics

During the first quarter of 2022, BMS obtained a global exclusive license to Immatics' TCR bispecific IMA401 program. which is being studied in oncology. The trial commenced in May 2022. BMS and Immatics collaborate on the development and BMS will be responsible for the commercialization of IMA401 worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Immatics has the option to co-fund U.S. development in exchange for enhanced U.S. royalty payments and/or to co-promote IMA401 in the U.S. The transaction included an upfront payment of $150 million which was expensed to Acquired IPRD in the first quarter of 2022. Immatics is eligible to receive contingent development, regulatory and sales-based milestones of up to $770 million as well as royalties on global net sales.

Dragonfly

During the first quarter of 2022, a Phase I development milestone for interleukin-12 ("IL-12") was achieved resulting in a $175 million payment to Dragonfly and an Acquired IPRD charge. The parties also amended the terms of three future milestones by requiring the achievement of certain criteria by specified dates unless BMS notifies Dragonfly that it will discontinue development of IL-12.

During the first quarter of 2023, BMS notified Dragonfly that it was terminating the global exclusive license that relates to Dragonfly’s IL-12. All rights to IL-12 were reverted back to Dragonfly effective April 18, 2023.

Other

Nimbus Change of Control Income

During the first quarter of 2022, BMS and Nimbus Therapeutics entered into a settlement resolving all legal claims and business interests pertaining to Nimbus' TYK2 inhibitor resulting in $40 million of income included in Other (income)/expense. The settlement also provides for BMS to receive additional amounts for contingent development, regulatory approval and sales-based milestones and 10% of any change in control proceeds received by Nimbus Therapeutics related to its TYK2 inhibitor. In February 2023, Takeda acquired 100% ownership of Nimbus Therapeutics' TYK2 inhibitor for approximately $4.0 billion in upfront proceeds plus contingent sales-based milestones aggregating up to $2.0 billion. As a result, $400 million of income related to the change of control provision is included in Other (income)/expense during the first quarter of 2023 and is expected to be received in the second quarter of 2023.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended March 31,
Dollars in millions	2023	2022
Interest expense (Note 10)	$288	$326
Royalty and licensing income (Note 4)	(363)	(306)
Royalty income - divestiture (Note 4)	(188)	(171)
Equity investment losses (Note 9)	155	644
Integration expenses (Note 6)	67	105
Loss on debt redemption (Note 10)	—	275
Divestiture gains (Note 4)	—	(211)
Litigation and other settlements (a)	(325)	(37)
Investment income	(102)	(10)
Provision for restructuring (Note 6)	67	23
Other	(12)	11
Other (income)/expense, net	$(413)	$649
(a)    Includes $400 million of income recorded in connection with Nimbus' TYK2 program change of control provision for the three months ended March 31, 2023. Refer to "—Note 4. Divestitures, Licensing and Other Arrangements" for further information.

Note 6. RESTRUCTURING

Celgene Acquisition Plan

As part of the Celgene Acquisition Plan, the Company expects to incur charges of approximately $3.5 billion, including cash outlays of approximately $3.1 billion. Cumulative charges of approximately $3.1 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. The remaining charges are primarily related to IT system integration which are expected to be incurred through 2024.

Other Restructuring

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the Turning Point acquisition in 2022 and the MyoKardia acquisition in 2020. Charges of approximately $250 million are expected to be incurred through the end of 2023 and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of approximately $180 million have been recognized for these actions to date. In the first quarter of 2023, certain restructuring activities occurred resulting in employee termination costs of $61 million, which are primarily attributed to changes in our operating model to accelerate the delivery of medicines to patients.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Celgene Acquisition Plan	$57	$127
Other Restructuring	78	3
Total charges	$135	$130

Employee termination costs	$65	$22
Other termination costs	2	1
Provision for restructuring	67	23
Integration expenses	67	105
Accelerated depreciation	1	2
Total charges	$135	$130

Cost of products sold	$1	$—
Marketing, selling and administrative	—	2
Other (income)/expense, net	134	128
Total charges	$135	$130

The following summarizes the charges and spending related to restructuring plan activities:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Beginning balance	$47	$101
Provision for restructuring(a)	67	23
Foreign currency translation and other	2	(1)
Payments	(17)	(21)
Ending balance	$99	$102
(a)    Includes a reduction of the liability resulting from changes in estimates of $3 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in millions	2023	2022
Earnings before income taxes	$2,770	$1,687
Provision for income taxes	503	404
Effective tax rate	18.2%	23.9%

Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The 5.7% decrease in our effective tax rate is primarily due to jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits, partially offset by the impact of changes in our Puerto Rico tax decree that eliminated a previously creditable excise tax. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code. Income tax payments were $149 million and $255 million for the three months ended March 31, 2023 and 2022, respectively.

BMS is currently under examination by a number of tax authorities that proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. As previously disclosed, BMS received several notices of proposed adjustments from the IRS related to transfer pricing and other tax issues for the 2008 to 2012 tax years. BMS disagrees with the IRS's positions and continues to work cooperatively with the IRS to resolve these issues. In the fourth quarter of 2022, BMS entered the IRS administrative appeals process to resolve these matters. Timing of the final resolution of these complex matters is uncertain and could have a material impact on BMS's consolidated financial statements.

It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2023 could decrease in the range of approximately $40 million to $60 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS PER SHARE

	Three Months Ended March 31,
Dollars in millions, except per share data	2023	2022
Net earnings attributable to BMS	$2,262	$1,278

Weighted-average common shares outstanding – basic	2,099	2,146
Incremental shares attributable to share-based compensation plans	14	18
Weighted-average common shares outstanding – diluted	2,113	2,164

Earnings per common share
Basic	$1.08	$0.60
Diluted	1.07	0.59

The total number of potential shares of common stock excluded from the diluted earnings per common share computation because of the antidilutive impact was not material for the three months ended March 31, 2023 and 2022, respectively.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2023			December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$7,737	$—	$—	$7,770	$—
Marketable debt securities
Certificates of deposit	—	201	—	—	32	—
Commercial paper	—	73	—	—	98	—
Derivative assets	—	255	—	—	305	—
Equity investments	293	614	—	424	680	—
Derivative liabilities	—	207	—	—	213	—
Contingent consideration liability
Contingent value rights	6	—	—	5	—	—
Other acquisition related contingent consideration	—	—	18	—	—	24

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2022 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of March 31, 2023 and December 31, 2022.

Marketable Debt Securities

The following table summarizes marketable debt securities:

	March 31, 2023				December 31, 2022
Dollars in millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$201	$—	$—	$201	$32	$—	$—	$32
Commercial paper	73	—	—	73	98	—	—	98
Total marketable debt securities(a)	$274	$—	$—	$274	$130	$—	$—	$130
(a)    All marketable debt securities mature within one year as of March 31, 2023, and December 31, 2022.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	March 31, 2023	December 31, 2022
Equity investments with readily determinable fair values	$907	$1,104
Equity investments without readily determinable fair values	574	537
Limited partnerships and other equity method investments	524	546
Total equity investments	$2,005	$2,187

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in millions	2023	2022
Equity investments with readily determinable fair values
Net loss recognized	$141	$598
Net gain recognized on investments sold	(1)	—
Net unrealized loss recognized on investments still held	140	598

Equity investments without readily determinable fair values
Upward adjustments	(5)	(6)
Impairments and downward adjustments	—	2
Equity in net loss of affiliates	20	50

Total Equity investment losses	$155	$644

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without readily determinable fair values still held as of March 31, 2023 were $186 million and $61 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives
Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheet. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, is temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of March 31, 2023, assuming market rates remain constant through contract maturities, we expect to reclassify pre-tax gains of $156 million into cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.9 billion for the euro contracts and $1.3 billion for Japanese yen contracts as of March 31, 2023.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of March 31, 2023.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring within 60 days after the originally forecasted date or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not material during all periods presented. Foreign currency exchange contracts not designated as a cash flow hedge offset exposures in certain foreign currency denominated assets, liabilities and earnings. Changes in the fair value of these derivatives are recognized in earnings as they occur.

Net Investment Hedges

Cross-currency swap contracts of $1.3 billion as of March 31, 2023 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability on the consolidated balance sheet. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $509 million and euro of $584 million as of March 31, 2023.

During the first quarter 2023, the Company de-designated its remaining net investment hedge in debt denominated in euros of €375 million. The related net investment hedge was entered into to hedge euro currency exposures of the net investment in certain foreign affiliates and was recognized in long-term debt. The effective portion of foreign exchange gain or loss on the remeasurement of debt denominated in euros was included in the foreign currency translation component of AOCL with the related offset in Long-term debt.

During the three months ended March 31, 2023, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

Fair Value Hedges

Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (4.86% as of March 31, 2023) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in investing activities.

The following table summarizes the fair value and the notional values of outstanding derivatives:

	March 31, 2023				December 31, 2022
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,289	$208	$2,036	$(81)	$5,771	$271	$2,281	$(80)
Cross-currency swap contracts	—	—	1,210	(13)	—	—	584	(7)
Designated as net investment hedges
Cross-currency swap contracts	165	1	1,182	(79)	72	1	1,157	(78)
Designated as fair value hedges
Interest rate swap contracts	—	—	255	(14)	—	—	255	(18)

Not designated as hedges
Foreign currency exchange contracts	2,101	37	1,467	(20)	1,564	33	1,703	(19)
Total return swap contracts (c)	360	9	—	—	—	—	322	(11)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(120)	$(16)	$(82)	$(57)
Cross-currency swap contracts	—	(23)	—	(4)
Interest rate swap contracts	—	(3)	—	(11)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income	$(7)	$120
Reclassified to Cost of products sold	(120)	(82)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income	(6)	—
Reclassified to Other (income)/expense, net	(13)	—
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	—	(3)

Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income	1	13

Non-derivatives designated as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other comprehensive income	(10)	15

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	March 31, 2023	December 31, 2022
Non-U.S. short-term borrowings	$155	$176
Current portion of Long-term debt	2,254	3,897
Other	343	191
Total	$2,752	$4,264

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	March 31, 2023	December 31, 2022
Principal value	$36,622	$38,234

Adjustments to principal value:
Fair value of interest rate swap contracts	(14)	(18)
Unamortized basis adjustment from swap terminations	92	97
Unamortized bond discounts and issuance costs	(278)	(284)
Unamortized purchase price adjustments of Celgene debt	910	924
Total	$37,332	$38,953

Current portion of Long-term debt	$2,254	$3,897
Long-term debt	35,078	35,056
Total	$37,332	$38,953

The fair value of Long-term debt was $34.5 billion as of March 31, 2023 and $34.9 billion as of December 31, 2022 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

During the first quarter of 2023, $1.6 billion of debt matured and was repaid including $750 million 2.750% Notes and $890 million 3.250% Notes.

During the first quarter of 2022, BMS issued an aggregate principal amount of $6.0 billion of debt, with maturity dates ranging from 2032 to 2062, with net proceeds of $5.9 billion. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest. In addition, BMS purchased an aggregate principal amount of $5.2 billion of certain of its debt securities for $5.8 billion of cash in tender offers. In connection with this transaction, a $275 million net loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

Interest payments were $324 million and $377 million for the three months ended March 31, 2023 and 2022, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of March 31, 2023, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2028, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of March 31, 2023 and December 31, 2022.

Note 11. RECEIVABLES

Dollars in millions	March 31, 2023	December 31, 2022
Trade receivables	$8,486	$8,848
Less: charge-backs and cash discounts	(609)	(675)
Less: allowance for expected credit loss	(23)	(22)
Net trade receivables	7,854	8,151
Alliance, royalties, VAT and other	2,200	1,735
Receivables	$10,054	$9,886

Non-U.S. receivables sold on a nonrecourse basis were $239 million and $423 million for the three months ended March 31, 2023 and 2022, respectively. Receivables from the three largest customers in the U.S. represented 69% and 66% of total trade receivables as of March 31, 2023 and December 31, 2022, respectively.

Note 12. INVENTORIES

Dollars in millions	March 31, 2023	December 31, 2022
Finished goods	$594	$509
Work in process	1,940	1,850
Raw and packaging materials	594	464
Total inventories	$3,128	$2,823

Inventories	$2,605	$2,339
Other non-current assets	523	484

The fair value adjustments related to the Celgene acquisition were $32 million and $84 million as of March 31, 2023 and December 31, 2022, respectively.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	March 31, 2023	December 31, 2022
Land	$162	$162
Buildings	5,990	5,920
Machinery, equipment and fixtures	3,295	3,284
Construction in progress	1,074	1,053
Gross property, plant and equipment	10,521	10,419
Less accumulated depreciation	(4,242)	(4,164)
Property, plant and equipment	$6,279	$6,255
Depreciation expense was $146 million and $145 million for the three months ended March 31, 2023 and 2022, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2022	$21,149
Currency translation and other adjustments	13
Balance at March 31, 2023	$21,162

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	March 31, 2023			December 31, 2022
Dollars in Millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Licenses	5 – 15 years	$400	$(136)	$264	$400	$(128)	$272
Acquired marketed product rights	3 – 15 years	59,576	(33,297)	26,279	60,477	(31,949)	28,528
Capitalized software	3 – 10 years	1,583	(1,097)	486	1,555	(1,056)	499
IPRD		6,540	—	6,540	6,560	—	6,560
Total		$68,099	$(34,530)	$33,569	$68,992	$(33,133)	$35,859

Amortization expense of Other intangible assets was $2.3 billion and $2.5 billion for the three months ended March 31, 2023 and 2022, respectively.

IPRD impairment charges were $20 million in the first quarter of 2023 and $40 million in the first quarter of 2022 and were included in Research and development expense. The charges represented full write-downs.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	March 31, 2023	December 31, 2022
Income taxes	$2,846	$3,547
Research and development	704	579
Contract assets	505	504
Restricted cash(a)	53	148
Other	1,050	1,017
Other current assets	$5,158	$5,795

Dollars in millions	March 31, 2023	December 31, 2022
Equity investments	$2,005	$2,187
Inventories	523	484
Operating leases	1,326	1,220
Pension and postretirement	299	285
Research and development	485	496
Restricted cash(a)	—	54
Other	230	214
Other non-current assets	$4,868	$4,940
(a)    Restricted cash primarily consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted. As of March 31, 2022 restricted cash was $210 million.

Dollars in millions	March 31, 2023	December 31, 2022
Rebates and discounts	$5,824	$6,702
Income taxes	1,209	942
Employee compensation and benefits	589	1,425
Research and development	1,277	1,359
Dividends	1,197	1,196
Interest	319	321
Royalties	409	431
Operating leases	171	136
Other	2,144	2,074
Other current liabilities	$13,139	$14,586

Dollars in millions	March 31, 2023	December 31, 2022
Income taxes	$3,907	$3,992
Pension and postretirement	399	402
Operating leases	1,370	1,261
Deferred income	308	283
Deferred compensation	387	349
Other	293	303
Other non-current liabilities	$6,664	$6,590

Note 16. EQUITY

The following table summarizes changes in equity for the three months ended March 31, 2023:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57
Net earnings	—	—	—	—	2,262	—	—	5
Other comprehensive loss	—	—	—	(87)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,197)	—	—	—
Share repurchase program	—	—	—	—	—	4	(250)	—
Stock compensation	—	—	(25)	—	—	(6)	60	—
Balance at March 31, 2023	2,923	$292	$45,140	$(1,368)	$26,568	823	$(38,808)	$62

The following table summarizes changes in equity for the three months ended March 31, 2022:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
Net earnings	—	—	—	—	1,278	—	—	5
Other comprehensive income	—	—	—	39	—	—	—	—
Cash dividends declared $0.54 per share	—	—	—	—	(1,150)	—	—	—
Share repurchase program	—	—	(750)	—	—	65	(4,250)	—
Stock compensation	—	—	145	—	—	(18)	322	—
Balance at March 31, 2022	2,923	$292	$43,756	$(1,229)	$23,948	794	$(35,187)	$65

BMS repurchased 3.7 million shares of its common stock for $250 million in the first quarter of 2023. The remaining share repurchase capacity under the BMS share repurchase program was approximately $6.9 billion as of March 31, 2023.

During the first quarter of 2022, BMS entered into accelerated share repurchase ("ASR") agreements to repurchase an aggregate amount of $5.0 billion of the Company's common stock. The ASR agreements were funded with cash on-hand and 65 million shares of common stock (85% of the $5.0 billion aggregate repurchase price) were received by BMS and included in treasury stock.

The following table summarizes the changes in Other comprehensive income by component:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income	$(13)	$3	$(10)	$120	$(16)	$104
Reclassified to net earnings(a)	(133)	19	(114)	(85)	12	(73)
Derivatives qualifying as cash flow hedges	(146)	22	(124)	35	(4)	31

Pension and postretirement benefits
Actuarial gains/(losses)	—	—	—	20	(4)	16
Amortization(b)	—	—	—	6	(2)	4
Settlements(b)	—	—	—	1	—	1
Pension and postretirement benefits	—	—	—	27	(6)	21

Marketable debt securities
Unrealized (losses)/gains	—	—	—	(2)	1	(1)

Foreign currency translation	35	2	37	(6)	(6)	(12)

Other comprehensive income	$(111)	$24	$(87)	$54	$(15)	$39
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income, net of taxes, were as follows:

Dollars in millions	March 31, 2023	December 31, 2022
Derivatives qualifying as cash flow hedges	$108	$232
Pension and postretirement benefits	(623)	(623)
Foreign currency translation(a)	(853)	(890)
Accumulated other comprehensive loss	$(1,368)	$(1,281)
(a)Included in Foreign currency translation are net investment hedge gains of $118 million and $125 million as of March 31, 2023 and December 31, 2022, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Cost of products sold	$11	$8
Marketing, selling and administrative	51	48
Research and development	60	51
Total Stock-based compensation expense	$122	$107

Income tax benefit(a)	$25	$22
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $18 million and $40 million for the three months ended March 31, 2023 and 2022, respectively.

The number of units granted and the weighted-average fair value on the grant date for the three months ended March 31, 2023 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	8.4	$60.28
Market share units	1.0	58.15
Performance share units	1.5	64.18

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,125	$93	$165
Expected weighted-average period in years of compensation cost to be recognized	3.2	3.3	2.2

Note 18. LEGAL PROCEEDINGS AND CONTINGENCIES

BMS and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. These claims or proceedings can involve various types of parties, including governments, competitors, customers, partners, suppliers, service providers, licensees, licensors, employees, or shareholders, among others. These matters may involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, contractual rights, licensing obligations, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage, among others. The resolution of these matters often develops over a long period of time and expectations can change as a result of new findings, rulings, appeals or settlement arrangements. Legal proceedings that are significant or that BMS believes could become significant or material are described below.

While BMS does not believe that any of these matters, except as otherwise specifically noted below, will have a material adverse effect on its financial position or liquidity as BMS believes it has substantial claims and/or defenses in the matters, the outcomes of BMS's legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. There can be no assurance that there will not be an increase in the scope of one or more of these pending matters or any other or future lawsuits, claims, government investigations or other legal proceedings will not be material to BMS's financial position, results of operations or cash flows for a particular period. Furthermore, failure to successfully enforce BMS's patent rights would likely result in substantial decreases in the respective product revenues from generic competition.

Unless otherwise noted, BMS is unable to assess the outcome of the respective matters nor is it able to estimate the possible loss or range of losses that could potentially result for such matters. Contingency accruals are recognized when it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period. For a discussion of BMS’s tax contingencies, see " —Note 7. Income Taxes."

INTELLECTUAL PROPERTY

Anti-PD-1 and Anti-PD-L1 — U.S.
In September 2015, Dana-Farber Cancer Institute ("Dana-Farber") filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber sought to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in the case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In May 2019, the District Court issued a decision ruling that the two scientists should be added as inventors to the patents, which decision was affirmed on appeal. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss that complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber's claims for damages before May 17, 2019—the date of the District Court's ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. On January 25, 2023, the Court held a hearing on a motion filed by BMS requesting that the Court enter summary judgment in BMS' favor. In April 2023, BMS and Dana-Farber entered into a settlement agreement and these litigations were dismissed.

On March 17, 2022, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca UK Ltd (collectively, "AZ") alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes certain claims of U.S. Patent Nos. 9,580,505, 9,580,507, 10,138,299, 10,308,714, 10,266,594, 10,266,595, 10,266,596 and 10,323,092. A trial has been scheduled to begin on April 22, 2024. On April 26, 2023, BMS filed an additional lawsuit against AZ in U.S. District Court for the District of Delaware alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes U.S. Patent No. 9,402,899.

CAR-T — U.S.
In October 2017, Juno and Sloan Kettering Institute for Cancer Research ("SKI") filed a complaint for patent infringement against Kite Pharma, Inc. ("Kite") in the U.S. District Court for the Central District of California. The complaint alleged that Kite's Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the "'190 Patent") concerning CAR-T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the '190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite's defenses, finding that Kite willfully infringed the '190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite's sales of Yescarta* through the expiration of the '190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite's motions in their entirety. In April 2020, the Court granted in part Juno's motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite's sales of Yescarta* from December 13, 2019 through the expiration of the '190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021. In August 2021, a Federal Circuit panel reversed the jury verdict and district court decision and found the '190 Patent to be invalid. In October 2021, Juno and SKI filed a petition with the Federal Circuit for panel and en banc rehearing, which the Federal Circuit denied on January 14, 2022. On June 13, 2022, Juno and SKI filed a petition for a writ of certiorari with the U.S. Supreme Court, which the Court denied on November 7, 2022. On November 23, 2022, Juno and SKI filed a petition for rehearing with the Court, which the Court denied on January 9, 2023.

CTLA-4 — U.S.
On January 23, 2023, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca AB (collectively, "AZ AB") alleging that AZ AB's marketing of the CTLA-4 antibody Imjudo infringes certain claims of U.S. Patent Nos. 9,320,811 and 9,273,135. No trial date has been scheduled.

Eliquis - Europe
In November 2020 and January 2021, Sandoz Limited ("Sandoz") and Teva Pharmaceutical Industries Ltd. ("Teva Limited"), respectively, filed lawsuits in the United Kingdom seeking revocation of the UK apixaban composition of matter patent and related Supplementary Protection Certificate ("SPC"). BMS subsequently filed counterclaims for infringement in both actions. A trial took place in February 2022 and in a judgment issued on April 7, 2022, the judge found the UK apixaban composition of matter patent and related SPC invalid. On November 2, 2022, BMS was granted permission from the Court of Appeal to appeal the judgment and a hearing took place on April 19-20, 2023.

Similar lawsuits have been filed in various other countries in Europe seeking revocation of our composition of matter patents and SPCs relating to Eliquis, and trials have been held in certain of those cases, including in Norway and France. In May 2022, a Dutch court issued a decision denying a request by BMS for a preliminary injunction that would have prevented an at-risk generic launch in the Netherlands by Sandoz prior to a full trial on the validity of the Dutch composition of matter patent and SPC. In April 2023, BMS again requested that a preliminary injunction be issued against Sandoz in the Netherlands. In addition, BMS requested that a preliminary injunction be issued against Stada in the Netherlands. On April 26, 2023, a combined preliminary injunction hearing was held.

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

In September 2022, a trial was held in Sweden regarding Teva's challenge to the validity of the Swedish apixaban composition of matter patent and related SPC, and a decision was issued on November 2, 2022, confirming their validity and rejecting Teva's claims. In September 2022, BMS filed a request for a preliminary injunction against Teva in Denmark, but the request was denied in December 2022, based on the finding that there is no imminent threat of a launch by Teva in Denmark. In January 2023, the court in Finland granted BMS's request that a preliminary injunction be entered against Teva, prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement. On February 17, 2023, the court in Ireland also granted BMS's request that a preliminary injunction be entered against Teva in Ireland.

Eliquis - U.S.
On February 24, 2023 and March 4, 2023, BMS received Notice Letters from Biocon and ScieGen, respectively, notifying BMS that they had filed ANDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis in the U.S. In response, in April 2023, BMS filed patent infringement actions against Biocon and ScieGen in the U.S. District Court for the District of Delaware. On April 25, 2023, BMS entered into a confidential settlement agreement with ScieGen, settling all outstanding claims in the litigation with ScieGen. The settlement with ScieGen does not affect BMS's projected exclusivity period for Eliquis.

Onureg – U.S.
In November 2021, BMS received a Notice Letter from Accord notifying BMS that Accord had filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging U.S. Patent No. 8,846,628 (the "'628 Patent"), an FDA Orange Book-listed formulation patent covering Onureg, which expires in 2030. In response, BMS filed a patent infringement action against Accord in the U.S. District Court for the District of Delaware. A trial has been scheduled to begin on March 18, 2024. In February 2023, Apotex Inc. filed a request for inter partes review of the '628 Patent. BMS's response to the request is due on May 15, 2023.

In March 2023, BMS received an additional Notice Letter from Accord notifying BMS that Accord had filed an ANDA containing a paragraph IV certification challenging U.S. Patent No. 11,571,436 (the "'436 patent"), a newly-listed FDA Orange-Book formulation patent covering Onureg, which expires in 2029. In response, BMS filed an additional patent infringement action against Accord in the U.S. District Court for the District of Delaware.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited ("GenRx") obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex ("GenRx-Apotex"). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi's Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi's injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia ("Full Court") appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($301 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing concluded in February 2021.

Sprycel - U.S.
In January 2022, BMS received a Notice Letter from Xspray Pharma AB ("Xspray"), Nanocopoeia, LLC ("Nanocopoeia") and Handa Oncology, LLC ("Handa"), respectively, notifying BMS that each had filed a 505(b)(2) NDA application containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. In May 2022, BMS filed a patent infringement action against Nanocopoeia in the U.S. District Court for the District of Minnesota. In November 2022, BMS filed a patent infringement action against Handa in the U.S. District Court for the Northern District of California. No trial dates have been scheduled in any of these actions. Both Xspray and Nanocopoeia filed motions for a judgment based on the pleadings. On March 24, 2023, the Minnesota court denied Nanocopoeia's motion. On April 25, 2023, the New Jersey court denied Xspray's motion.

Zeposia - U.S.
On October 15, 2021, Actelion Pharmaceuticals LTD and Actelion Pharmaceuticals US, INC ("Actelion") filed a complaint for patent infringement in the United States District Court for the District of New Jersey against BMS and Celgene for alleged infringement of U.S. Patent No. 10,251,867 (the "'867 Patent"). The Complaint alleges that the sale of Zeposia infringes certain claims of the '867 Patent and Actelion is seeking damages and injunctive relief. No trial date has been scheduled.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS appealed the decision. On March 15, 2023, the Hawaii Supreme Court issued its decision, reversing in part and affirming in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. Cases have been filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, the vast majority of cases have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders and all remaining cases in the U.S. MDL litigation have since been resolved. Three inactive cases remain in New Jersey State court. There are eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases, only two are active (the class actions in Quebec and Ontario), both of which class actions have now been certified.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all the federal Onglyza* cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco ("JCCP"). On September 24, 2021, the JCCP court granted defendants' motion to exclude plaintiffs' only general causation expert and on January 5, 2022, the MDL court likewise granted defendants' motion to exclude plaintiffs' expert. On March 30, 2022, the JCCP court granted summary judgment to defendants, thus effectively dismissing the 18 claims previously pending in California state court. Plaintiffs have filed an appeal, on which a California Court of Appeal heard arguments on March 28, 2023. On April 19, 2023, the Court denied plaintiffs' appeal. Defendants filed a summary judgment motion in the MDL as well, which the MDL court granted on August 2, 2022. Plaintiffs in the MDL then moved to alter or amend the MDL court's order, and defendants opposed. On November 3, 2022, the MDL court denied plaintiffs motion to alter or amend its summary judgment order. Plaintiffs filed their Notice of Appeal on December 2, 2022. As part of BMS's global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the "Celgene Securities Class Action"). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene's 2020 outlook and projected sales of Otezla*, and (3) the new drug application for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff''s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In March 2023, the Court granted the defendants leave to file a motion for summary judgment in the Celgene Securities Class Action, with briefing expected to be completed in or around July 2023.

In April 2020, certain Schwab management investment companies on behalf of certain Schwab funds filed an individual action in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action against the same remaining defendants in that action (the "Schwab Action"). In July 2020, the defendants filed a motion to dismiss the plaintiffs' complaint in full. In March 2021, the Court granted in part and denied in part defendants' motion to dismiss consistent with its decision in the Celgene Securities Class Action.

The California Public Employees' Retirement System in April 2021 (the "CalPERS Action"); DFA Investment Dimensions Group Inc., on behalf of certain of its funds; and American Century Mutual Funds, Inc., on behalf of certain of its funds, in July 2021 (respectively the "DFA Action" and the "American Century Action"), and GIC Private Limited in September 2021 (the "GIC Action"), filed separate individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions. In October 2021, these actions were consolidated for pre-trial proceedings with the Schwab Action. The Court also consolidated any future direct actions raising common questions of law and fact with the Schwab Action.

No trial dates have been scheduled in any of the above Celgene Securities Litigations.

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement ("CVR Agreement") entered into in connection with the closing of BMS's acquisition of Celgene Corporation in November 2019. The successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use "diligent efforts" to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the successor trustee. The successor trustee seeks damages in an amount to be determined at trial and other relief, including interest and attorneys' fees. BMS disputes the successor trustee's allegations and filed a motion to dismiss on July 23, 2021. On June 24, 2022, the Court denied BMS's motion to dismiss.

In October 2021, alleged former Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") relating to the joint proxy statement. That action later was consolidated with another action filed in the same court, and a consolidated complaint thereafter was filed asserting claims on behalf of a class of CVR acquirers, whether in the BMS merger with Celgene or otherwise, for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and sections 10(b), 14(a) and 20(2) of the Exchange Act. The complaint alleges that the February 22, 2019 joint proxy statement was materially false or misleading because it failed to disclose that BMS allegedly had no intention to obtain FDA approval for liso-cel (Breyanzi) by the applicable milestone date in the CVR Agreement and that certain statements made by BMS or certain BMS officers in periodic SEC filings, earnings calls, press releases, and investor presentations between December 2019 and November 2020 were materially false or misleading for the same reason. Defendants moved to dismiss the complaint. On March 1, 2023, the Court entered an opinion and order granting defendants' motion and dismissed the complaint in its entirety. The claims under Sections 11, 12(a)(2), and 15 of the Securities Act and Section 14(a) of the Exchange Act were dismissed with prejudice. The claims under Sections 10(a) and 20(a) of the Exchange Act were dismissed with leave to file a further amended complaint which plaintiffs filed on April 14, 2023.

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. BMS removed the action to the U.S. District Court for the Southern District of New York. The plaintiff filed a motion to remand the action to the state court, which the Court granted on September 19, 2022. Defendants have moved to stay the action pending resolution of the federal action or, in the alternative, to dismiss the complaint.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene's former chairman and chief executive officer. BMS removed the action to the U.S. District Court for the District of New Jersey and filed a motion to transfer the action to the U.S. District Court for the Southern District of New York. The plaintiff filed a motion to remand the action to the state court, which the Court granted on September 22, 2022. Defendants moved to stay the action pending resolution of the federal action and, in the alternative, to dismiss the complaint. On February 17, 2023, the Court granted defendants' motion to stay and declined to reach the merits of defendants' motion to dismiss. The Court deemed the action stayed pending resolution of the federal action, subject to plaintiff's right to seek to vacate the stay should changed circumstances warrant such relief, and filed a written order staying the case for 200 days.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

Thalomid and Revlimid Litigations
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, sought injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In March 2020, Celgene reached a settlement with the class plaintiffs. In October 2020, the Court entered a final order approving the settlement and dismissed the matter. That settlement did not resolve the claims of certain entities that opted out of the settlement, and who have since filed new suits advancing related theories. As described below, those suits, together with a suit by certain specialty pharmacies and a new putative class action suit, are pending.

In March 2019, Humana Inc. ("Humana"), which opted out of the above settlement, filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana's complaint makes largely the same claims and allegations as were made in the now settled Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys' fees and costs. In May 2019, Celgene filed a motion to dismiss Humana's complaint. In April 2022, the Court issued an order denying Celgene's motion to dismiss. That order addressed only Celgene's argument that certain of Humana's claims were barred by the statute of limitations. The Court's order did not address Celgene's other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS have filed a motion to dismiss Humana's amended complaint, which was fully briefed in November 2022. No trial date has been scheduled.

United HealthCare Services, Inc. ("UHS"), Blue Cross Blue Shield Association ("BCBSA"), BCBSM Inc., Health Care Service Corporation ("HCSC"), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation ("Cigna"), Molina Healthcare, Inc. ("Molina") and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, "MSP")) filed lawsuits making largely the same claims and allegations as were made in the now settled class action litigation and in the Humana opt-out action. Certain of the matters have made additional claims related to copay assistance for Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey. Celgene and BMS's motion to dismiss the Humana amended complaint applies to these other opt‑out actions as well, and these other opt‑out actions will proceed as described above with respect to that Humana opt-out action. No trial dates have been scheduled.

In May 2021, Molina sued Celgene and BMS in San Francisco Superior Court. Molina's complaint makes largely the same claims and allegations as were made in the now settled class action litigation. In June 2022, the San Francisco Superior Court dismissed 63 of Molina’s claims, which Molina later reasserted in the District of New Jersey as described above, and stayed the remaining 4 claims. No activity is expected in this case until disposition of the New Jersey actions.

Certain other entities that opted out of the now‑settled class action have also filed summonses related to two actions in the Philadelphia County Court of Common Pleas in connection with the allegations made by Humana and other opt‑out entities. Those actions have been placed in deferred status pending further developments in the above opt‑out cases.

In November 2022, certain specialty pharmacies filed an action as direct purchasers against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The action makes largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now settled class action litigation, and seek injunctive relief and damages under the Sherman Antitrust Act. Also in November 2022, a putative class of end-payor plaintiffs filed an action against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The class complaint brings claims based on Celgene's allegedly anticompetitive settlements of Revlimid patent litigation, seeking damages under state antitrust and consumer protection laws and injunctive relief under federal antitrust law. In March 2023, Celgene, BMS, and the generic defendants served consolidated motions to dismiss these two actions. No trial dates have been scheduled.

In May 2018, Humana filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana's complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey's Racketeer Influenced and Corrupt Organizations Act ("NJ RICO"). The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys' fees and costs. Humana subsequently dismissed its claims for breach of contract voluntarily. A trial for this matter began on January 31, 2023. On January 25, 2023, the Court granted Celgene's summary judgment motion on Humana's claims for violations of NJ RICO and dismissed those claims. On March 2, 2023, following a multi-week trial, the jury returned a full defense verdict in Celgene's favor on Humana's claims of fraud and negligent misrepresentation. The parties are awaiting the judge's decision on the remaining equitable claim of unjust enrichment, which is to be decided by the judge pursuant to Kentucky law.

In May 2020, Celgene filed suit against Humana Pharmacy, Inc. ("HPI"), a Humana subsidiary, in Delaware Superior Court. Celgene's complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI's breach as well as a declaratory judgment. On February 14, 2023, the Court granted summary judgment in favor of Celgene on its breach of contract claims. A trial limited to damages has been scheduled for July 31, 2023.

BeiGene Arbitration Matter
On July 5, 2017, Celgene Logistics Sàrl ("Celgene Logistics") and BeiGene, Ltd. (together with its assignees, "BeiGene"), entered into a License and Supply Agreement (the "LSA") pursuant to which BeiGene was granted, among other things, an exclusive license to distribute and commercialize Revlimid, Vidaza and Abraxane in China.

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

MSK Contract Litigation
On April 1, 2022, Memorial Sloan Kettering Cancer Center and Eureka Therapeutics, Inc. (collectively, "Plaintiffs") filed a complaint against BMS, Celgene and Juno (collectively, "Defendants"). In June 2022, Plaintiffs filed an amended complaint. Plaintiffs allege that Defendants breached a license agreement by allegedly failing to use commercially reasonable efforts to develop, manufacture, and commercialize a certain chimeric antigen receptor product and by failing to pay Plaintiffs a running royalty of at least 1.5% of worldwide sales of Abecma allegedly owed to Plaintiffs under the license agreement. Defendants disagree with plaintiffs' claims, and filed a motion to dismiss the amended complaint in July 2022. No trial date has been scheduled.

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

ENVIRONMENTAL PROCEEDINGS

As previously reported, BMS is a party to several environmental proceedings and other matters, and is responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at BMS's current or former sites or at waste disposal or reprocessing facilities operated by third parties.

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $89 million as of March 31, 2023, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q to enhance the understanding of our results of operations, financial condition and cash flows.

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are to continue to renew and diversify our portfolio through launching new medicines, advancing our early, mid and late-stage pipeline, and executing disciplined business development. Our focus is on discovering, developing and delivering transformational medicines for patients facing serious diseases in the following core therapeutic areas: (i) oncology with a priority in certain tumor types; (ii) hematology with opportunities to broaden our franchise and sustain a leadership position in multiple myeloma; (iii) immunology with priorities in relapsing multiple sclerosis, psoriasis, psoriatic arthritis, lupus, RA and inflammatory bowel disease; (iv) cardiovascular disease (v) fibrotic disease with priorities in lung and liver, and (vi) neuroscience with a focus on neurodegenerative disease. We remain committed to maintaining a strong investment grade credit rating and returning capital to shareholders. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2022 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In the first quarter of 2023, we received approvals in the EU and Japan for three products, which further expanded our geographical reach in immunology and hematology, including (i) approval of Opdivo in combination with chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC (Japan); (ii) EC approval for Sotyktu for moderate-to-severe plaque psoriasis and (iii) EC approval for an additional indication for anemia associated with non-transfusion-dependent beta thalassemia for Reblozyl.

Our revenues decreased by 3% during the first quarter of 2023 due to Revlimid generic erosion and 2% foreign exchange impact, partially offset by In-Line Products (primarily Opdivo and Eliquis) and New Product Portfolio (primarily Opdualag and Abecma). The $0.48 increase in GAAP EPS primarily resulted from specified items, including lower equity investment losses in the first quarter of 2023, higher litigation and other settlements income in the first quarter of 2023 and debt redemption charge in the first quarter of 2022. After adjusting for specified items, non-GAAP EPS increased $0.09 as a result of lower Acquired IPRD charges, lower weighted-average common shares outstanding, higher royalties and interest income partially offset by lower revenues.

	Three Months Ended March 31,
Dollars in millions, except per share data	2023	2022
Total Revenues	$11,337	$11,648

Diluted earnings per share
GAAP	$1.07	$0.59
Non-GAAP	2.05	1.96

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For further information and reconciliations relating to our non-GAAP financial measures refer to "—Non-GAAP Financial Measures."

Economic and Market Factors

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, some of the provisions of the IRA signed into law in August 2022, were as follows: (i) the government is to negotiate prices for certain high-cost Medicare Part D and Part B drugs, (ii) manufacturers are to pay an inflation-based rebate for Medicare Part B and Part D drugs, and (iii) Medicare Part D redesign. In addition, there were changes made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations, and a (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. Implementation of this legislation is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain. We continue to evaluate the impact of the IRA legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations. Furthermore, countries are expected to make changes to their tax laws and updates to international tax treaties to implement the agreement by the Organization for Economic Co-operation and Development to establish a global minimum tax. See risk factors on these items included under "Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins" and "—Changes to tax regulations could negatively impact our earnings" in our 2022 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2023 as of April 27, 2023:

Product	Date	Approval

Opdivo	March 2023	Japan's Ministry of Health, Labour and Welfare approval of Opdivo plus chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC.

Sotyktu	March 2023	EC approval of Sotyktu for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy.

Reblozyl	March 2023	EC approval of Reblozyl for the treatment in adult patients of anemia associated with non-transfusion-dependent beta thalassemia.

Refer to "—Product and Pipeline Developments" for the developments in our marketed products and late-stage pipeline since the start of the first quarter of 2023.

Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Divestitures, Licensing and Other Arrangements" for information on significant divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended March 31,
Dollars in millions	2023	2022	% Change	Foreign Exchange(b)
United States	$8,033	$7,694	4%	—
International	3,149	3,727	(16)%	(5)%
Other(a)	155	227	(32)%	—
Total	$11,337	$11,648	(3)%	(2)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues increased 4% during the first quarter of 2023 primarily due to Eliquis, Opdivo and our New Product Portfolio partially offset by Revlimid generic erosion. Average U.S. net selling prices increased 1% compared to the same period a year ago.

International

•International revenues decreased 16% during the first quarter of 2023 primarily due to Revlimid and Eliquis generic erosion, foreign exchange and lower average net selling prices partially offset by Opdivo and New Product Portfolio demand.

No single country outside the U.S. contributed more than 10% of total revenues during the first quarter of 2023 and 2022. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in millions	2023	2022	% Change
Gross product sales	$17,288	$16,650	4%
GTN adjustments
Charge-backs and cash discounts	(2,091)	(1,763)	19%
Medicaid and Medicare rebates	(2,482)	(2,084)	19%
Other rebates, returns, discounts and adjustments	(1,667)	(1,495)	12%
Total GTN adjustments	(6,240)	(5,342)	17%
Net product sales	$11,048	$11,308	(2)%

GTN adjustments percentage	36%	32%	4%
U.S.	41%	37%	4%
Non-U.S.	18%	16%	2%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $87 million and $74 million during the three months ended March 31, 2023 and 2022, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to product mix and higher government channel rebates.

Product Revenues

	Three Months Ended March 31,
Dollars in millions	2023	2022	% Change
In-Line Products
Eliquis	$3,423	$3,211	7%
U.S.	2,554	2,147	19%
Non-U.S.	869	1,064	(18)%

Opdivo	2,202	1,923	15%
U.S.	1,290	1,099	17%
Non-U.S.	912	824	11%

Pomalyst/Imnovid	832	826	1%
U.S.	545	557	(2)%
Non-U.S.	287	269	7%

Orencia	764	792	(4)%
U.S.	562	592	(5)%
Non-U.S.	202	200	1%

Sprycel	429	483	(11)%
U.S.	295	305	(3)%
Non-U.S.	134	178	(25)%

Yervoy	508	515	(1)%
U.S.	314	311	1%
Non-U.S.	194	204	(5)%

Mature and other products	467	537	(13)%
U.S.	182	180	1%
Non-U.S.	285	357	(20)%

Total In-Line Products	8,625	8,287	4%
U.S.	5,742	5,191	11%
Non-U.S.	2,883	3,096	(7)%

	Three Months Ended March 31,
Dollars in millions	2023	2022	% Change
New Product Portfolio
Reblozyl	206	156	32%
U.S.	158	134	18%
Non-U.S.	48	22	*

Abecma	147	67	*
U.S.	118	56	*
Non-U.S.	29	11	*

Opdualag	117	6	*
U.S.	116	6	*
Non-U.S.	1	—	N/A

Zeposia	78	36	*
U.S.	52	21	*
Non-U.S.	26	15	73%

Breyanzi	71	44	61%
U.S.	58	41	41%
Non-U.S.	13	3	*

Onureg	34	23	48%
U.S.	25	19	32%
Non-U.S.	9	4	*

Inrebic	25	18	39%
U.S.	17	15	13%
Non-U.S.	8	3	*

Camzyos	29	—	N/A
U.S.	29	—	N/A
Non-U.S.	—	—	N/A

Sotyktu	16	—	N/A
U.S.	15	—	N/A
Non-U.S.	1	—	N/A

Total New Product Portfolio	723	350	*
U.S.	588	292	*
Non-U.S.	135	58	*

Total In-Line Products and New Product Portfolio	9,348	8,637	8%
U.S.	6,330	5,483	15%
Non-U.S.	3,018	3,154	(4)%

	Three Months Ended March 31,
Dollars in millions	2023	2022	% Change
Recent LOE Products(a)
Revlimid	1,750	2,797	(37)%
U.S.	1,541	2,038	(24)%
Non-U.S.	209	759	(72)%

Abraxane	239	214	12%
U.S.	162	173	(6)%
Non-U.S.	77	41	88%

Total Recent LOE Products	1,989	3,011	(34)%
U.S.	1,703	2,211	(23)%
Non-U.S.	286	800	(64)%

Total Revenues	$11,337	$11,648	(3)%
U.S.	8,033	7,694	4%
Non-U.S.	3,304	3,954	(16)%
*    Change in excess of 100%.
(a)    Recent LOE Products includes products with significant decline in revenue from a prior reporting period as a result of a loss of exclusivity.

In-Line Products

Eliquis (apixaban) — an oral Factor Xa inhibitor, indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 19% during the first quarter of 2023 primarily due to higher demand and to a lesser extent higher average net selling prices.

•International revenues decreased 18% during the first quarter of 2023 primarily due to generic erosion in Canada and the UK, foreign exchange impacts of 5% and lower average net selling prices. Excluding foreign exchange impacts, revenues decreased by 13%.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, and court decisions in (i) the United Kingdom finding the UK apixaban composition of matter patent and related SPC invalid and (ii) the Netherlands denying a BMS request for a preliminary injunction that would have prevented an at-risk generic launch, generic manufacturers have begun marketing generic versions of Eliquis in the UK and the Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which has led to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

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

•U.S. revenues increased 17% during the first quarter of 2023 due to higher demand across multiple indications and to a lesser extent higher average net selling prices partially offset by declining second-line eligibility across tumor indications. The higher demand was related to the following indications: the Opdivo+Yervoy combinations for NSCLC, various gastric, esophageal and bladder cancers.

•International revenues increased 11% during the first quarter of 2023 due to higher demand as a result of additional indication launches and core indications partially offset by foreign exchange impacts of 7%. Excluding foreign exchange impacts, revenues increased 18%.

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

•U.S. revenues decreased 2% during the first quarter of 2023 due to lower demand partially offset by higher average net selling prices.

•International revenues increased 7% during the first quarter of 2023 primarily due to higher demand partially offset by lower average net selling prices and foreign exchange impacts of 5%. Excluding foreign exchange impacts, revenues increased by 12%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues decreased 5% during the first quarter of 2023 primarily due to lower average net selling prices.

•International revenues increased 1% during the first quarter of 2023 due to higher demand partially offset by foreign exchange impacts of 9%. Excluding foreign exchange impacts, revenues increased by 10%.

•BMS is not aware of any Orencia biosimilars on the market in the U.S., EU and Japan. Formulation and additional patents expire in 2026 and beyond.

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

•U.S. revenues decreased 3% during the first quarter of 2023 due to lower average net selling prices.

•International revenues decreased 25% during the first quarter of 2023 due to lower demand as a result of generic erosion and foreign exchange impacts of 6%. Excluding foreign exchange impacts, revenues decreased by 19%.

•In the U.S., BMS entered into settlement agreements with certain third parties to sell generic dasatinib products beginning in September 2024, or earlier in certain circumstances. In the EU, generic dasatinib products have entered the market. In Japan, the composition of matter patent has been extended to 2024 for the treatment of non-imatinib-resistant CML, but generics have been approved for other indications.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and esophageal cancer.

•U.S. revenues increased 1% during the first quarter of 2023.

•International revenues decreased 5% during the first quarter of 2023 primarily due to foreign exchange impacts of 8% partially offset by higher demand as a result of additional indication launches and core indications. Excluding foreign exchange impacts, revenues increased by 3%.

Mature and other products — includes all other products, including those which have lost exclusivity in major markets, OTC products, royalty revenue and mature products.

•International revenues decreased 20% during the first quarter of 2023 primarily due to continued generic erosion and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues decreased by 16%.

New Product Portfolio

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an ESA in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

•U.S. revenues increased 18% during the first quarter of 2023 primarily due to higher demand.

Abecma (idecabtagene vicleucel) — is a B-cell maturation antigen-directed genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Abecma was launched in May 2021.
•U.S. revenues increased 111% during the first quarter of 2023 primarily due to higher demand enabled by additional manufacturing capacity.

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

Recent LOE Products

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues decreased 24% during the first quarter of 2023 primarily due to generic erosion and to a lesser extent lower average net selling prices.

•International revenues decreased 72% during the first quarter of 2023 primarily due to generic erosion across several European countries and to a lesser extent lower average net selling prices and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased by 71%.

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

•U.S. revenues decreased 6% during the first quarter of 2023 due to the impact from authorized generic sales in 2023 and lower demand partially offset by manufacturing delays in the first quarter of 2022.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "— SEC Consent Order" in our 2022 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. There were no products in the U.S. wholesaler distribution channel with estimated levels of inventory in excess of one month as of March 31, 2023. Estimated levels of inventory outside of the U.S. in the direct distribution channel in excess of one month on hand were not material to our results of operations as of December 31, 2022.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 82% of total gross sales of U.S. products during the three months ended March 31, 2023. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Revlimid and Pomalyst are distributed in the U.S. primarily through contracted pharmacies under the Lenalidomide REMS (Revlimid) and Pomalyst REMS programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities' specifications to provide for the products' safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

Camzyos is only available through a restricted program called the Camzyos REMS Program. Product distribution is limited to REMS certified pharmacies, and enrolled pharmacies must only dispense to patients who are authorized to receive Camzyos.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the three months ended March 31, 2023 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in millions	2023	2022	% Change
Cost of products sold(a)	$2,566	$2,471	4%
Marketing, selling and administrative	1,762	1,831	(4)%
Research and development	2,321	2,260	3%
Acquired IPRD	75	333	(77)%
Amortization of acquired intangible assets	2,256	2,417	(7)%
Other (income)/expense, net	(413)	649	*
Total Expenses	$8,567	$9,961	(14)%
*    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $95 million during the first quarter of 2023 primarily due to higher profit sharing and royalties ($182 million) driven by Eliquis revenue growth and product mix partially offset by the elimination of the Puerto Rico excise tax and foreign exchange, including related hedging settlements.

Marketing, Selling and Administrative

Marketing, selling and administrative expense decreased $69 million during the first quarter of 2023 primarily due to the timing of charitable giving ($150 million) and foreign currency impacts partially offset by higher costs to support new product launches.

Research and Development

Research and development expense increased by $61 million during the first quarter of 2023 primarily due to the purchase of a priority review voucher ($95 million) expected to be used with an on-going development program and higher costs to support the overall portfolio partially offset by an inventory purchase price adjustment in 2022 ($87 million).

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Dragonfly milestone	$—	$175
Immatics upfront license fee	—	150
Evotec designation fee	50	—
Other	25	8
Acquired IPRD charges	$75	$333

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $161 million during the first quarter of 2023 primarily due to Abraxane marketed product right being fully amortized in the fourth quarter of 2022.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $1.1 billion during the first quarter of 2023 primarily due to equity investments, litigation and other settlements and other items discussed below.

	Three Months Ended March 31,
Dollars in millions	2023	2022
Interest expense	$288	$326
Royalty and licensing income	(363)	(306)
Royalty income - divestitures	(188)	(171)
Equity investment losses	155	644
Integration expenses	67	105
Loss on debt redemption	—	275
Divestiture gains	—	(211)
Litigation and other settlements	(325)	(37)
Investment income	(102)	(10)
Provision for restructuring	67	23
Other	(12)	11
Other (income)/expense, net	$(413)	$649

•Interest expense decreased in the first quarter of 2023 compared to the first quarter of 2022 due to additional debt maturities. Refer to "Item 8. Financial Statements and Supplementary Data—Note 10. Financing Arrangements" for further information.
•Royalties increased in the first quarter of 2023 primarily due to higher Keytruda* and diabetes business divestiture royalties. Refer to "Item 8. Financial Statements and Supplementary Data—Note 4. Divestitures, Licensing and Other Arrangements" for further information.
•Equity investments generated lower losses in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Integration expenses decreased in the first quarter of 2023 primarily due to lower consulting fees to implement Celgene integration initiatives related to processes and systems.
•Loss on debt redemption during the first quarter of 2022 resulted from the early redemption of long-term debt of $5.2 billion.
•Divestiture gains during the first quarter 2022 resulted from the divestiture of product rights for several mature products.
•Litigation and other settlements include $400 million of income related to the Nimbus' TYK2 program change of control provision and additional settlement costs related to commercial disputes regarding intellectual property matters in the first quarter of 2023 and $40 million of income resulting from a settlement resolving all legal claims and business interests relating to Nimbus' TYK2 inhibitor in the first quarter of 2022.
•Investment income increased during the first quarter of 2023 primarily due to higher interest rates.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities discussed further at "Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring".

Income Taxes

	Three Months Ended March 31,
Dollars in millions	2023	2022
Earnings before income taxes	$2,770	$1,687
Provision for income taxes	503	404
Effective tax rate	18.2%	23.9%

Impact of specified items	(2.7)%	(8.0)%
Effective tax rate excluding specified items	15.5%	15.9%

The 5.7% decrease in our effective tax rate is primarily due to jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits, partially offset by the impact of changes in our Puerto Rico tax decree that eliminated a previously creditable excise tax.

The 0.4% decrease in Non-GAAP tax rate was due to the aforementioned tax reserve releases, partially offset by changes to our Puerto Rico tax decree.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus Therapeutics TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on April 27, 2023 and are incorporated herein by reference.

Non-GAAP information is intended to portray the results of our baseline performance, supplement or enhance management, analysts and investors' overall understanding of our underlying financial performance and facilitate comparisons among current, past and future periods. This information is not intended to be considered in isolation or as a substitute for the related financial measures prepared in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to possible differences in method and in the items being adjusted. We encourage investors to review our consolidated financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Specified items were as follows:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Inventory purchase price accounting adjustments	$53	$52
Site exit and other costs	1	—
Cost of products sold	54	52

Site exit and other costs	—	2
Marketing, selling and administrative	—	2

IPRD impairments	20	40
Priority review voucher	95	—
Inventory purchase price accounting adjustments	—	87
Research and development	115	127

Amortization of acquired intangible assets	2,256	2,417

Interest expense(a)	(14)	(27)
Equity investment losses	150	643
Integration expenses	67	105
Divestiture gains	—	(211)
Loss on debt redemption	—	275
Litigation and other settlements	(335)	(40)
Provision for restructuring	67	23
Other	(5)	—
Other (income)/expense, net	(70)	768

Increase to pretax income	2,355	3,366

Income taxes on items above	(293)	(398)

Increase to net earnings	$2,062	$2,968
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in millions, except per share data	2023	2022
Net earnings attributable to BMS used for diluted EPS calculation – GAAP	2,262	$1,278
Specified items	2,062	2,968
Net earnings attributable to BMS used for diluted EPS calculation – Non-GAAP	$4,324	$4,246

Weighted-average common shares outstanding – diluted	2,113	2,164

Diluted earnings per share attributable to BMS – GAAP	$1.07	$0.59
Diluted EPS attributable to specified items	0.98	1.37
Diluted EPS attributable to BMS – Non-GAAP	$2.05	$1.96

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2023	December 31, 2022
Cash and cash equivalents	$8,995	$9,123
Marketable debt securities – current	274	130
Total cash, cash equivalents and marketable debt securities	9,269	9,253
Short-term debt obligations	(2,752)	(4,264)
Long-term debt	(35,078)	(35,056)
Net debt position	$(28,561)	$(30,067)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the first quarter of 2023, our net debt position decreased by $1.5 billion primarily driven by $3.0 billion of cash provided by operations partially offset by $1.4 billion of dividends and common stock repurchases.

During the first quarter of 2023, $1.6 billion of debt matured and was repaid including $750 million 2.750% Notes and $890 million 3.250% Notes.

Under our share repurchase program, we repurchased 3.7 million shares of common stock for $250 million in the first quarter of 2023. The remaining share repurchase capacity under the share repurchase program was $6.9 billion as of March 31, 2023.

During the first quarter of 2023, we paid dividends of $1.2 billion and declared dividend of $0.57 per common share. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Annual capital expenditures are expected to be approximately $1.2 billion and 1.4 billion in 2023 and 2024, respectively. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

There were no borrowings outstanding under our $5.0 billion revolving credit facility as of March 31, 2023 and December 31, 2022.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of March 31, 2023.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Cash flow provided by/(used in):
Operating activities	$2,970	$3,812
Investing activities	(210)	95
Financing activities	(3,050)	(5,653)

Operating Activities

The $842 million decrease in cash provided by operating activities compared to the first quarter of 2022 was due to changes in working capital requirements reflecting the timing of cash collections and payments in the ordinary course of business.

Investing Activities

The $305 million change in cash used in investing activities compared to 2022 was primarily due to changes in the amount of marketable debt securities held ($529 million), lower divestitures proceeds ($175 million) partially offset by lower Acquired IPRD payments ($316 million).

Financing Activities

The $2.6 billion decrease in cash used in financing activities compared to 2022 was primarily due to lower repurchases of common stock ($4.8 billion) partially offset by changes in net debt borrowings ($1.7 billion) and lower proceeds from stock option exercises ($425 million).

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the first quarter of 2023:

Product	Indication	Date	Developments

Opdivo	Melanoma	February 2023
Announced that the FDA has accepted the sBLA and the EMA has validated the Type II variation MAA for Opdivo as monotherapy in the adjuvant setting for the treatment of patients with completely resected stage IIB or IIC melanoma. The submissions were based on results from the Phase III CheckMate -76K trial. In the U.S., the FDA has assigned a PDUFA goal date of October 13, 2023.

	NSCLC	March 2023
Ono, our alliance partner for Opdivo in Japan, announced the Japan's Ministry of Health, Labour and Welfare's supplemental approval of Opdivo plus chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC. The approval is based on results from the Phase III CheckMate -816 trial.

March 2023
Announced three-year results from the Phase III CheckMate -816 trial, demonstrating sustained clinical benefits with three cycles of Opdivo in combination with platinum-based chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC. While overall survival (OS) remained immature at this analysis, there was a continued encouraging trend in OS favoring neoadjuvant Opdivo with chemotherapy over chemotherapy alone, long-term improvement in event-free survival (EFS) and time to distant metastasis.

	RCC	February 2023
Announced three-year results from the Phase III CheckMate -9ER demonstrating sustained overall survival and objective response rate benefits the treatment with Opdivo in combination with Cabometyx* (cabozantinib) versus sunitinib in the first-line treatment of advanced RCC. In addition, an exploratory biomarker analysis demonstrated that improvements in median progression-free survival and overall survival were sustained regardless of PD-L1 status.

	UC	February 2023
Announced three-year results from the Phase III CheckMate -274 trial demonstrating significant sustained clinical benefits with Opdivo for the adjuvant treatment of patients with surgically resected, high-risk muscle-invasive UC and continuous improvement in disease-free survival, non-urothelial tract recurrence-free survival, distant metastasis-free survival and second progression-free survival compared to placebo across all-randomized patients and in patients whose tumor cells express PD-L1 ≥1%.

Reblozyl	Beta Thalassemia	March 2023
Announced EC approval of Reblozyl for the treatment in adult patients of anemia associated with non-transfusion-dependent beta thalassemia. The approval is based on results from the Phase II BEYOND study.

Abecma	Multiple Myeloma	April 2023
Announced with our alliance partner, 2seventy bio, Inc., that the FDA accepted the sBLA for Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma who have received an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. The FDA has assigned a PDUFA goal date of December 16, 2023. The EMA has also validated our Type II variation for the extension of indication for Abecma to treat adult patients with relapsed or refractory multiple myeloma who have received an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Validation of the application confirms the submission is complete and begins the procedure and scientific assessment. In addition, the Japan's Ministry of Health, Labour and Welfare has accepted our sNDA for Abecma in patients who have received at least two prior therapies, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody, and have experienced disease progression or relapse after the last therapy. The three regulatory applications are based on results from the Phase III KarMMa-3 study.

Product	Indication	Date	Developments

Breyanzi	Lymphoma	March 2023
Announced that the CHMP of the EMA has recommended approval of Breyanzi for the treatment of adult patients with diffuse large B-cell lymphoma, high grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and follicular lymphoma grade 3B, who relapsed within 12 months from completion of, or are refractory to, first-line chemoimmunotherapy. The positive opinion is based on results from the Phase III TRANSFORM trial evaluating Breyanzi compared to the standard of care.

January 2023
Announced positive topline results from the Phase II portion of the TRANSCEND CLL 004, a Phase I/II, open-label, single-arm, multicenter study evaluating Breyanzi in adults with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma. The Phase II portion of the study met the primary endpoint of complete response rate compared to historical control.

Sotyktu	Plaque Psoriasis	March 2023
Announced EC approval of Sotyktu for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy. The approval was based on Phase III POETYK PSO-1 and POETYK PSO-2 clinical trials as well as additional data from the POETYK PSO long-term extension trial.

Camzyos	Obstructive HCM	April 2023
Announced that the CHMP of the EMA has recommended approval of Camzyos for the treatment of symptomatic (New York Heart Association class II-III) obstructive HCM in adult patients. The positive opinion is based on results from the Phase III EXPLORER-HCM and VALOR-HCM trials.

milvexian	Thrombosis	March 2023	Announced with our alliance partner Janssen Pharmaceuticals Inc., the launch of the Phase III Librexia program studying milvexian, an investigational oral factor XIa inhibitor (antithrombotic). The Librexia program will provide important data across three indication-seeking studies: Librexia STROKE, Librexia ACS and Librexia AF.

The Librexia STROKE trial will evaluate milvexian in addition to standard of care antiplatelet therapy for stroke prevention in patients after an acute ischemic stroke or high-risk transient ischemic attack. The Librexia ACS trial will evaluate event reduction in acute coronary syndromes in addition to standard of care antiplatelet therapy. The Librexia AF trial will investigate milvexian compared to apixaban in the prevention of stroke in patients with atrial fibrillation.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2023. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as "should," "could," "expect," "anticipate," "estimate," "target," "may," "project," "guidance," "intend," "plan," "believe," "will" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions of Celgene, MyoKardia, and Turning Point, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2022 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2022 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2022 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
January 1 to 31, 2023	24,631	$72.51	—	$7,169
February 1 to 28, 2023	19,132	72.05	—	7,169
March 1 to 31, 2023	6,292,071	66.34	3,749,847	6,919
Three months ended March 31, 2023	6,335,834		3,749,847
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations, including most recently, in February 2020, January 2021 and December 2021, in the amount $5.0 billion, $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was approximately $6.9 billion as of March 31, 2023. Refer to "Item 1. Financial Statements—Note 17. Equity" of the 2022 Form 10-K for information on the share repurchase program.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2022 Form 10-K	Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2022	LIBOR	London Interbank Offered Rate
AML	acute myeloid leukemia	LOE	loss of exclusivity
Amylin	Amylin Pharmaceuticals, Inc.	MAA	marketing authorization application
ANDA	Abbreviated New Drug Application	MDL	multi-district litigation
AstraZeneca	AstraZeneca PLC	MDS	myelodysplastic syndromes
ASR	accelerated share repurchase	MPM	malignant pleural mesothelioma
BLA	Biologics License Application	MyoKardia	MyoKardia, Inc.
CAR-T	chimeric antigen receptor T-cell	NDA	New Drug Application
CD38	cyclic ADP ribose hydrolase	NKT	natural killer T cells
Celgene	Celgene Corporation	NSCLC	non-small cell lung cancer
Celgene Acquisition Plan	Restructuring and integration plan implemented as a result of the acquisition of Celgene in 2019	NVAF	non-valvular atrial fibrillation
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OTC	over-the-counter
Cheplapharm	Cheplapharm Arzneimittel GmbH	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CHMP	Committee for Medicinal Products for Human Use	PD-1	programmed cell death protein 1
CML	chronic myeloid leukemia	PD-L1	programmed death-ligand 1
CRC	colorectal carcinoma	Pfizer	Pfizer, Inc.
Dragonfly	Dragonfly Therapeutics, Inc.	PsA	psoriatic arthritis
EC	European Commission	Quarterly Report on Form 10-Q	Quarterly Report of the Company on Form 10-Q for the quarterly period ended March 31, 2023
EMA	European Medicines Agency	R&D	research and development
EPS	earnings per share	RA	rheumatoid arthritis
Exchange Act	the Securities Exchange Act of 1934	RBC	red blood cell
EU	European Union	RCC	renal cell carcinoma
FASB	Financial Accounting Standards Board	REMS	risk evaluation and mitigation strategy
FDA	U.S. Food and Drug Administration	Sanofi	Sanofi S.A.
GAAP	generally accepted accounting principles	sBLA	supplemental Biologics License Application
GTN	gross-to-net	sNDA	supplemental New Drug Application
HCC	hepatocellular carcinoma	SEC	U.S. Securities and Exchange Commission
HCM	hypertrophic cardiomyopathy	SPC	Supplementary Protection Certificate
Immatics	Immatics Biotechnologies GmbH.	Takeda	Takeda Pharmaceutical Company Limited
IPRD	in-process research and development	Turning Point	Turning Point Therapeutics, Inc.
IRA	Inflation Reduction Act signed into law in August 2021	UC	ulcerative colitis
IRS	Internal Revenue Service	U.S.	United States
JIA	juvenile idiopathic arthritis	UK	United Kingdom
Juno	Juno Therapeutics, Inc.	VAT	value added tax
LAG-3	lymphocyte activation gene-3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 27, 2023	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	April 27, 2023	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer