Form 10-Q
period 2023-06-30
BRISTOL MYERS SQUIBB CO
filed 2023-07-27
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Route 206 & Province Line Road, Princeton, New Jersey 08543
(Address of principal executive offices) (Zip Code)
(609) 252-4621
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
At July 20, 2023, there were 2,089,102,921 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2023

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	49

Item 4.
Controls and Procedures	50

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	50

Item 1A.
Risk Factors	50

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 5.
Other Information	50

Item 6.
Exhibits	51

Summary of Abbreviated Terms	52
Signatures	53
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2023	2022	2023	2022
Net product sales	$10,917	$11,485	$21,965	$22,793
Alliance and other revenues	309	402	598	742
Total Revenues	11,226	11,887	22,563	23,535

Cost of products sold(a)	2,876	2,720	5,442	5,191
Marketing, selling and administrative	1,934	1,787	3,696	3,618
Research and development	2,258	2,321	4,579	4,581
Acquired IPRD	158	400	233	733
Amortization of acquired intangible assets	2,257	2,417	4,513	4,834
Other (income)/expense, net	(116)	284	(529)	933
Total Expenses	9,367	9,929	17,934	19,890

Earnings before income taxes	1,859	1,958	4,629	3,645
Income tax (benefit)/provision	(218)	529	285	933
Net earnings	2,077	1,429	4,344	2,712
Noncontrolling interest	4	8	9	13
Net earnings attributable to BMS	$2,073	$1,421	$4,335	$2,699

Earnings per common share:
Basic	$0.99	$0.67	$2.07	$1.26
Diluted	0.99	0.66	2.06	1.25
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2023	2022	2023	2022
Net earnings	$2,077	$1,429	$4,344	$2,712
Other comprehensive income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	3	301	(121)	332
Pension and postretirement benefits	(11)	25	(11)	46
Marketable debt securities	—	(1)	—	(2)
Foreign currency translation	(11)	(88)	26	(100)
Total Other comprehensive (loss)/income	(19)	237	(106)	276

Comprehensive income	2,058	1,666	4,238	2,988
Comprehensive income attributable to noncontrolling interest	4	8	9	13
Comprehensive income attributable to BMS	$2,054	$1,658	$4,229	$2,975
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$8,372	$9,123
Marketable debt securities	358	130
Receivables	10,112	9,886
Inventories	2,364	2,339
Other current assets	6,868	5,795
Total Current assets	28,074	27,273
Property, plant and equipment	6,355	6,255
Goodwill	21,163	21,149
Other intangible assets	31,303	35,859
Deferred income taxes	1,572	1,344
Other non-current assets	5,022	4,940
Total Assets	$93,489	$96,820

LIABILITIES
Current liabilities:
Short-term debt obligations	$3,020	$4,264
Accounts payable	3,069	3,040
Other current liabilities	14,061	14,586
Total Current liabilities	20,150	21,890
Deferred income taxes	751	2,166
Long-term debt	34,656	35,056
Other non-current liabilities	5,902	6,590
Total Liabilities	61,459	65,702

Commitments and Contingencies

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	45,299	45,165
Accumulated other comprehensive loss	(1,387)	(1,281)
Retained earnings	27,449	25,503
Less cost of treasury stock	(39,680)	(38,618)
Total BMS Shareholders’ equity	31,973	31,061
Noncontrolling interest	57	57
Total Equity	32,030	31,118
Total Liabilities and Equity	$93,489	$96,820
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net earnings	$4,344	$2,712
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	4,861	5,167
Deferred income taxes	(1,634)	(1,469)
Stock-based compensation	259	223
Impairment charges	67	83
Divestiture gains and royalties	(417)	(612)
Acquired IPRD	233	733
Equity investment losses	213	952
Other adjustments	(9)	219
Changes in operating assets and liabilities:
Receivables	(240)	117
Inventories	(298)	(12)
Accounts payable	22	4
Rebates and discounts	(418)	(410)
Income taxes payable	(1,235)	(370)
Other	(891)	(1,264)
Net cash provided by operating activities	4,857	6,073
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	327	3,788
Purchase of marketable debt securities	(555)	(3,292)
Proceeds from sales of equity investment securities	67	150
Capital expenditures	(537)	(525)
Divestiture and other proceeds	421	594
Acquisition and other payments, net of cash acquired	(262)	(909)
Net cash used in investing activities	(539)	(194)
Cash Flows From Financing Activities:
Short-term debt obligations, net	243	130
Issuance of long-term debt	—	5,926
Repayment of long-term debt	(1,879)	(8,646)
Repurchase of common stock	(1,155)	(5,000)
Dividends	(2,393)	(2,335)
Stock option proceeds and other, net	(39)	752
Net cash used in financing activities	(5,223)	(9,173)
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(62)
Decrease in cash, cash equivalents and restricted cash	(900)	(3,356)
Cash, cash equivalents and restricted cash at beginning of period	9,325	14,316
Cash, cash equivalents and restricted cash at end of period	$8,425	$10,960
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2023 and December 31, 2022, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022 included in the 2022 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Net product sales	$10,917	$11,485	$21,965	$22,793
Alliance revenues	179	199	323	387
Other revenues	130	203	275	355
Total Revenues	$11,226	$11,887	$22,563	$23,535

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Gross product sales	$18,111	$17,299	$35,399	$33,949
GTN adjustments (a)
Charge-backs and cash discounts	(2,279)	(1,750)	(4,370)	(3,513)
Medicaid and Medicare rebates	(3,143)	(2,624)	(5,625)	(4,708)
Other rebates, returns, discounts and adjustments	(1,772)	(1,440)	(3,439)	(2,935)
Total GTN adjustments	(7,194)	(5,814)	(13,434)	(11,156)
Net product sales	$10,917	$11,485	$21,965	$22,793
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $11 million and $98 million for the three and six months ended June 30, 2023 and $123 million and $197 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
In-Line Products
Eliquis	$3,204	$3,235	6,627	6,446
Opdivo	2,145	2,063	4,347	3,986
Pomalyst/Imnovid	847	908	1,679	1,734
Orencia	927	876	1,691	1,668
Sprycel	458	544	887	1,027
Yervoy	585	525	1,093	1,040
Mature and other products	472	512	939	1,049
Total In-Line Products	8,638	8,663	17,263	16,950
New Product Portfolio
Reblozyl	234	172	440	328
Abecma	132	89	279	156
Opdualag	154	58	271	64
Zeposia	100	66	178	102
Breyanzi	100	39	171	83
Onureg	44	32	78	55
Inrebic	27	23	52	41
Camzyos	46	3	75	3
Sotyktu	25	—	41	—
Total New Product Portfolio	862	482	1,585	832
Total In-Line Products and New Product Portfolio	9,500	9,145	18,848	17,782
Recent LOE Products(a)
Revlimid	1,468	2,501	3,218	5,298
Abraxane	258	241	497	455
Total Recent LOE Products	1,726	2,742	3,715	5,753
Total revenues	$11,226	$11,887	$22,563	$23,535

United States	$7,891	$8,268	$15,924	$15,962
International	3,160	3,427	6,309	7,154
Other(b)	175	192	330	419
Total revenues	$11,226	$11,887	$22,563	$23,535
(a)    Recent LOE Products include products with significant decline in revenue from the prior reporting period as a result of a loss of exclusivity.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $75 million and $241 million for the three and six months ended June 30, 2023 and $184 million and $331 million for the three and six months ended June 30, 2022, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Revenues from alliances
Net product sales	$3,320	$3,273	6,852	$6,512
Alliance revenues	179	199	323	387
Total alliance revenues	$3,499	$3,472	7,175	$6,899

To/(from) alliance partners
Cost of products sold	$1,614	$1,572	$3,320	$3,128
Marketing, selling and administrative	(64)	(53)	(138)	(107)
Research and development	36	12	80	34
Acquired IPRD	55	100	55	100
Other (income)/expense, net	(15)	(11)	(27)	(23)

Dollars in millions	June 30, 2023	December 31, 2022
Selected alliance balance sheet information
Receivables – from alliance partners	$287	$317
Accounts payable – to alliance partners	1,613	1,249
Deferred income – from alliances(a)	300	289
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2022 Form 10-K. Significant developments and updates related to alliances during the six months ended June 30, 2023 and 2022 are set forth below.

BridgeBio

During the second quarter of 2022, BMS and BridgeBio commenced a collaboration to develop and commercialize BBP-398, a SHP2 inhibitor, in oncology. The transaction included an upfront payment of $90 million expensed to Acquired IPRD during the second quarter of 2022. BridgeBio is eligible to receive contingent development, regulatory and sales-based milestones up to $815 million, as well as royalties on global net sales, excluding certain markets. BridgeBio is responsible for funding and completing ongoing BBP-398 Phase I monotherapy and combination therapy trials. BMS will lead and fund all other development and commercial activities. BridgeBio has an option to co-develop BBP-398 and receive higher royalties in the U.S.

Note 4. DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2023	2022	2023	2022	2023	2022
Diabetes business - royalties	$185	$185	$—	$—	$(218)	$(220)
Mature products and other	3	3	—	—	—	(1)
Total	$188	$188	$—	$—	$(218)	$(221)

	Six Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2023	2022	2023	2022	2023	2022
Diabetes business - royalties	$401	$357	$—	$—	$(406)	$(390)
Mature products and other (a)	7	228	—	(211)	—	(2)
Total	$408	$585	$—	$(211)	$(406)	$(392)
(a)    Includes cash proceeds of $221 million and a divestiture gain of $211 million related to the sale of several mature products to Cheplapharm in the first quarter of 2022.

Mature Products and Other

Manufacturing Operations

During the second quarter of 2022, BMS agreed to sell its manufacturing facility in Syracuse, New York to LOTTE Corporation and accounted for the business as held-for-sale resulting in a $63 million impairment charge recorded to Cost of products sold. Assets and liabilities reclassified to held-for-sale were included within Other current assets and Other current liabilities and were $172 million and $20 million, respectively, as of December 31, 2022. In January 2023, BMS completed the sale resulting in cash proceeds of $159 million, which was received in December 2022.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Keytruda* royalties	$(284)	$(243)	$(563)	$(464)
Tecentriq* royalties	(24)	(19)	(54)	(44)
Contingent milestone income	(5)	(5)	(36)	(46)
Amortization of deferred income	(15)	(11)	(27)	(23)
Other royalties and licensing income	(12)	(9)	(23)	(16)
Total	$(340)	$(287)	$(703)	$(593)

Keytruda* Patent License Agreement

In 2017, BMS and Ono entered a global patent license agreement with Merck related to Merck's PD-1 antibody Keytruda*. In accordance with the agreement, Merck is obligated to pay ongoing royalties on global sales of Keytruda* of 6.5% from January 1, 2017 through December 31, 2023, and 2.5% from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively after adjusting for each party's legal fees.

Immatics

During the first quarter of 2022, BMS obtained a global exclusive license to Immatics' TCR bispecific IMA401 program, which is being studied in oncology. BMS and Immatics collaborate on the development and BMS will be responsible for the commercialization of IMA401 worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Immatics has the option to co-fund U.S. development in exchange for enhanced U.S. royalty payments and/or to co-promote IMA401 in the U.S. The transaction included an upfront payment of $150 million which was expensed to Acquired IPRD in the first quarter of 2022. Immatics is eligible to receive contingent development, regulatory and sales-based milestones of up to $770 million as well as royalties on global net sales.

Dragonfly

During the first quarter of 2022, a Phase I development milestone for interleukin-12 ("IL-12") was achieved resulting in a $175 million payment to Dragonfly and an Acquired IPRD charge. During the first quarter of 2023, BMS notified Dragonfly of its termination of the global exclusive license related to Dragonfly’s IL-12. All rights to IL-12 were reverted back to Dragonfly effective April 18, 2023.

Other

Nimbus Change of Control Income

During the first quarter of 2022, BMS and Nimbus Therapeutics ("Nimbus") entered into a settlement resolving all legal claims and business interests pertaining to Nimbus' TYK2 inhibitor resulting in $40 million of income included in Other (income)/expense. The settlement also provides for BMS to receive additional amounts for contingent development, regulatory approval and sales-based milestones and 10% of any change in control proceeds received by Nimbus related to its TYK2 inhibitor. In February 2023, Takeda acquired 100% ownership of Nimbus' TYK2 inhibitor for approximately $4.0 billion in upfront proceeds plus contingent sales-based milestones aggregating up to $2.0 billion. As a result, $400 million of income related to the change of control provision was included in Other (income)/expense during the first quarter of 2023.

Royalty Extinguishment

During the second quarter of 2022, BMS amended the terms of a license arrangement and paid a third party $295 million, which was expensed to Acquired IPRD, to extinguish a future royalty obligation related to mavacamten prior to its FDA approval in April 2022.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Interest expense (Note 10)	$282	$313	$570	$639
Royalty and licensing income (Note 4)	(340)	(287)	(703)	(593)
Royalty income - divestiture (Note 4)	(218)	(221)	(406)	(392)
Equity investment losses (Note 9)	58	308	213	952
Integration expenses (Note 6)	59	124	126	229
(Gain)/Loss on debt redemption (Note 10)	—	(9)	—	266
Divestiture gains (Note 4)	—	—	—	(211)
Litigation and other settlements (a)	(7)	25	(332)	(12)
Investment income	(95)	(27)	(197)	(37)
Provision for restructuring (Note 6)	113	20	180	43
Other	32	38	20	49
Other (income)/expense, net	$(116)	$284	$(529)	$933
(a)    Includes $400 million of income recorded in connection with Nimbus' TYK2 program change of control provision during the first quarter of 2023. Refer to "—Note 4. Divestitures, Licensing and Other Arrangements" for further information.

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery (ii) enhancing our commercial operating model, and (iii) establishing a more responsive manufacturing network and expansion of cell therapy manufacturing capabilities. Charges of approximately $1.0 billion are expected to be incurred through 2025, consisting primarily of employee termination costs and to a lesser extent site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisition of Celgene (2019), MyoKardia (2020) and Turning Point (2022). As part of these plans, the Company expects to incur charges of approximately $3.8 billion. Cumulative charges of approximately $3.4 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. The remaining charges related to the acquisition of Celgene are primarily related to IT system integration which are expected to be incurred through 2024.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
2023 Restructuring Plan	$170	$—	$231	$—
Celgene and Other Acquisition Plans	64	148	138	278
Total charges	$234	$148	$369	$278

Employee termination costs	$109	$19	$174	$41
Other termination costs	4	1	6	2
Provision for restructuring	113	20	180	43
Integration expenses	59	124	126	229
Accelerated depreciation	12	4	13	6
Asset impairments	50	—	50	—
Other shutdown costs	—	—	—	—
Total charges	$234	$148	$369	$278

Cost of products sold	$36	$—	$37	$—
Marketing, selling and administrative	20	4	20	6
Research and Development	6	—	6	—
Other (income)/expense, net	172	144	306	272
Total charges	$234	$148	$369	$278

The following summarizes the charges and spending related to restructuring plan activities:

	Six Months Ended June 30,
Dollars in millions	2023	2022
Beginning balance	$47	$101
Provision for restructuring(a)	180	43
Foreign currency translation and other	1	(6)
Payments	(48)	(67)
Ending balance	$180	$71
(a)    Includes a reduction of the liability resulting from changes in estimates of $4 million and $8 million for the six months ended June 30, 2023 and 2022, respectively.

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Earnings before income taxes	$1,859	$1,958	$4,629	$3,645
Income tax (benefit)/provision	(218)	529	285	933
Effective tax rate	(11.7)%	27.0%	6.2%	25.6%

Provision for income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate during the three and six months ended June 30, 2023 was primarily impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments. In addition, the effective tax rate during the six months of 2023 was impacted by jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits, partially offset by the impact of changes in the Puerto Rico tax decree that eliminated a previously creditable excise tax. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code. Income tax payments were $3.1 billion and $2.7 billion for the six months ended June 30, 2023 and 2022, respectively.

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

It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2023 could decrease in the range of approximately $40 million to $60 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2023	2022	2023	2022
Net earnings attributable to BMS	$2,073	$1,421	$4,335	$2,699

Weighted-average common shares outstanding – basic	2,093	2,133	2,096	2,140
Incremental shares attributable to share-based compensation plans	9	16	11	17
Weighted-average common shares outstanding – diluted	2,102	2,149	2,107	2,157

Earnings per common share
Basic	$0.99	$0.67	$2.07	$1.26
Diluted	$0.99	0.66	$2.06	1.25

The total number of potential shares of common stock excluded from the diluted earnings per common share computation because of the antidilutive impact was not material for the three and six months ended June 30, 2023 and 2022.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2023			December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$6,644	$—	$—	$7,770	$—
Marketable debt securities
Certificates of deposit	—	358	—	—	32	—
Commercial paper	—	—	—	—	98	—
Derivative assets	—	357	—	—	305	—
Equity investments	336	512	—	424	680	—
Derivative liabilities	—	180	—	—	213	—
Contingent consideration liability
Contingent value rights	5	—	—	5	—	—
Other acquisition related contingent consideration	—	—	9	—	—	24

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2022 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of December 31, 2022 and the restrictions expired in April 2023.

Marketable Debt Securities

The following table summarizes marketable debt securities:

	June 30, 2023				December 31, 2022
Dollars in millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$358	$—	$—	$358	$32	$—	$—	$32
Commercial paper	—	—	—	—	98	—	—	98
Total marketable debt securities(a)	$358	$—	$—	$358	$130	$—	$—	$130
(a)    All marketable debt securities mature within one year as of June 30, 2023, and December 31, 2022.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	June 30, 2023	December 31, 2022
Equity investments with readily determinable fair values	$848	$1,104
Equity investments without readily determinable fair values	623	537
Limited partnerships and other equity method investments	520	546
Total equity investments	$1,991	$2,187

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Equity investments with readily determinable fair values
Net loss recognized	47	254	188	852
Less: net gain recognized on investments sold	(11)	(16)	(12)	(16)
Net unrealized loss recognized on investments still held	58	270	200	868

Equity investments without readily determinable fair values
Upward adjustments	—	—	(6)	(6)
Impairments and downward adjustments	—	—	—	2
Equity in net loss of affiliates	11	54	31	104

Total equity investment losses	58	308	213	952

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without readily determinable fair values still held as of June 30, 2023 were $186 million and $61 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives
Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of June 30, 2023, assuming market rates remain constant through contract maturities, we expect to reclassify pre-tax gains of $111 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $5.1 billion for the euro contracts and $1.2 billion for Japanese yen contracts as of June 30, 2023.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of June 30, 2023.

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

Net Investment Hedges

Cross-currency swap contracts of $1.7 billion as of June 30, 2023 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $650 million and euro of $780 million as of June 30, 2023.

During the first quarter of 2023, the Company de-designated its remaining net investment hedge in debt denominated in euros of €375 million. The related net investment hedge was entered into to hedge euro currency exposures of the net investment in certain foreign affiliates and was recognized in Long-term debt. The effective portion of foreign exchange gain or loss on the remeasurement of debt denominated in euros was included in the foreign currency translation component of AOCL with the related offset in Long-term debt.

During the three and six months ended June 30, 2023, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

Fair Value Hedges

Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability in the consolidated balance sheets. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in investing activities.

The following table summarizes the fair value and the notional values of outstanding derivatives:

	June 30, 2023				December 31, 2022
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,831	$243	$1,656	$(79)	$5,771	$271	$2,281	$(80)
Cross-currency swap contracts	1,210	20	—	—	—	—	584	(7)
Designated as net investment hedges
Cross-currency swap contracts	561	13	1,167	(48)	72	1	1,157	(78)
Designated as fair value hedges
Interest rate swap contracts	—	—	3,755	(23)	—	—	255	(18)
Not designated as hedges
Foreign currency exchange contracts	2,370	66	2,334	(30)	1,564	33	1,703	(19)
Total return swap contracts (c)	374	15	—	—	—	—	322	(11)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(90)	$(44)	$(210)	$(60)
Cross-currency swap contracts	—	(5)	—	(28)
Interest rate swap contracts	—	(4)	—	(7)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(131)	$(18)	$(213)	$(75)
Cross-currency swap contracts	—	(4)	—	(8)
Interest rate swap contracts	—	(7)	—	(18)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income	$60	$481	$53	$601
Reclassified to Cost of products sold	(90)	(131)	(210)	(213)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income	34	—	28	—
Reclassified to Other (income)/expense, net	4	—	(9)	—
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	—	—	—	(3)
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income	34	51	35	64
Non-derivatives designated as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other comprehensive income	—	68	(10)	83

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	June 30, 2023	December 31, 2022
Non-U.S. short-term debt obligations	$125	$176
Current portion of Long-term debt	2,414	3,897
Other	481	191
Total	$3,020	$4,264

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	June 30, 2023	December 31, 2022
Principal value	$36,379	$38,234

Adjustments to principal value:
Fair value of interest rate swap contracts	(23)	(18)
Unamortized basis adjustment from swap terminations	88	97
Unamortized bond discounts and issuance costs	(271)	(284)
Unamortized purchase price adjustments of Celgene debt	897	924
Total	$37,070	$38,953

Current portion of Long-term debt	$2,414	$3,897
Long-term debt	34,656	35,056
Total	$37,070	$38,953

The fair value of Long-term debt was $33.5 billion as of June 30, 2023 and $34.9 billion as of December 31, 2022 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the six months ended June 30, 2023, $1.9 billion of debt matured and was repaid including $750 million 2.750% Notes, $890 million 3.250% Notes and $239 million 7.150% Notes.

During the six months ended June 30, 2022, $2.0 billion of debt matured and was repaid including $1.5 billion 2.600% Notes and $500 million Floating Rate Notes.

During the six months ended June 30, 2022, BMS issued an aggregate principal amount of $6.0 billion of debt with net proceeds of $5.9 billion. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest. In addition, BMS purchased an aggregate principal amount of $6.0 billion of certain of its debt securities for $6.6 billion of cash in tender offers and "make-whole" redemptions. In connection with these transactions, a $266 million net loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

Interest payments were $639 million and $720 million for the six months ended June 30, 2023 and 2022, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of June 30, 2023, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2028, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of June 30, 2023 and December 31, 2022.

Note 11. RECEIVABLES

Dollars in millions	June 30, 2023	December 31, 2022
Trade receivables	$8,827	$8,848
Less: charge-backs and cash discounts	(676)	(675)
Less: allowance for expected credit loss	(26)	(22)
Net trade receivables	8,125	8,151
Alliance, royalties, VAT and other	1,987	1,735
Receivables	$10,112	$9,886

Non-U.S. receivables sold on a nonrecourse basis were $503 million and $674 million for the six months ended June 30, 2023 and 2022, respectively. Receivables from the three largest customers in the U.S. represented 70% and 66% of total trade receivables as of June 30, 2023 and December 31, 2022, respectively.

Note 12. INVENTORIES

Dollars in millions	June 30, 2023	December 31, 2022
Finished goods	$594	$509
Work in process	2,039	1,850
Raw and packaging materials	451	464
Total inventories	$3,084	$2,823

Inventories	$2,364	$2,339
Other non-current assets	720	484

The fair value adjustment related to the Celgene acquisition was $84 million as of December 31, 2022, which was fully amortized as of June 30, 2023.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	June 30, 2023	December 31, 2022
Land	$162	$162
Buildings	6,039	5,920
Machinery, equipment and fixtures	3,434	3,284
Construction in progress	1,197	1,053
Gross property, plant and equipment	10,832	10,419
Less accumulated depreciation	(4,477)	(4,164)
Property, plant and equipment	$6,355	$6,255
Depreciation expense was $151 million and $297 million for the three and six months ended June 30, 2023 and $141 million and $286 million for the three and six months ended June 30, 2022, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2022	$21,149
Currency translation and other adjustments	14
Balance at June 30, 2023	$21,163

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	June 30, 2023			December 31, 2022
Dollars in Millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Licenses	5 – 15 years	$400	$(144)	$256	$400	$(128)	$272
Acquired marketed product rights	3 – 15 years	59,577	(35,545)	24,032	60,477	(31,949)	28,528
Capitalized software	3 – 10 years	1,602	(1,127)	475	1,555	(1,056)	499
IPRD		6,540	—	6,540	6,560	—	6,560
Total		$68,119	$(36,816)	$31,303	$68,992	$(33,133)	$35,859

Amortization expense of Other intangible assets was $2.3 billion and $4.6 billion during the three and six months ended June 30, 2023 and $2.4 billion and $4.9 million for the three and six months ended June 30, 2022, respectively.

IPRD impairment charges were $20 million during the six months ended June 30, 2023 and $40 million during the six months ended June 30, 2022. These IPRD impairments were included in Research and development expense and represented full write-downs.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	June 30, 2023	December 31, 2022
Income taxes	$4,542	$3,547
Research and development	736	579
Contract assets	405	504
Restricted cash(a)	53	148
Other	1,132	1,017
Other current assets	$6,868	$5,795

Dollars in millions	June 30, 2023	December 31, 2022
Equity investments	$1,991	$2,187
Inventories	720	484
Operating leases	1,274	1,220
Pension and postretirement	298	285
Research and development	470	496
Restricted cash(a)	—	54
Other	269	214
Other non-current assets	$5,022	$4,940
(a)    Restricted cash primarily consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted. As of June 30, 2022 restricted cash was $210 million.

Dollars in millions	June 30, 2023	December 31, 2022
Rebates and discounts	$6,313	$6,702
Income taxes	1,526	942
Employee compensation and benefits	770	1,425
Research and development	1,339	1,359
Dividends	1,191	1,196
Interest	304	321
Royalties	417	431
Operating leases	168	136
Other	2,033	2,074
Other current liabilities	$14,061	$14,586

Dollars in millions	June 30, 2023	December 31, 2022
Income taxes	$3,166	$3,992
Pension and postretirement	398	402
Operating leases	1,342	1,261
Deferred income	305	283
Deferred compensation	398	349
Other	293	303
Other non-current liabilities	$5,902	$6,590

Note 16. EQUITY

The following table summarizes changes in equity for the six months ended June 30, 2023:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57
Net earnings	—	—	—	—	2,262	—	—	5
Other comprehensive loss	—	—	—	(87)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,197)	—	—	—
Share repurchase program	—	—	—	—	—	4	(250)	—
Stock compensation	—	—	(25)	—	—	(6)	60	—
Balance at March 31, 2023	2,923	$292	$45,140	$(1,368)	$26,568	823	$(38,808)	$62
Net earnings	—	—	—	—	2,073	—	—	4
Other comprehensive loss	—	—	—	(19)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,192)	—	—	—
Share repurchase program	—	—	—	—	—	13	(911)	—
Stock compensation	—	—	159	—	—	(2)	39	—
Distributions	—	—	—	—	—	—	—	(9)
Balance at June 30, 2023	2,923	292	45,299	(1,387)	27,449	834	(39,680)	57

The following table summarizes changes in equity for the six months ended June 30, 2022:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
Net earnings	—	—	—	—	1,278	—	—	5
Other comprehensive income	—	—	—	39	—	—	—	—
Cash dividends declared $0.54 per share	—	—	—	—	(1,150)	—	—	—
Share repurchase program	—	—	(750)	—	—	65	(4,250)	—
Stock compensation	—	—	145	—	—	(18)	322	—
Balance at March 31, 2022	2,923	$292	$43,756	$(1,229)	$23,948	794	$(35,187)	$65
Net earnings	—	—	—	—	1,421	—	—	8
Other comprehensive income	—	—	—	237	—	—	—	—
Cash dividends declared $0.54 per share	—	—	—	—	(1,152)	—	—	—
Stock repurchase program	—	—	300	—	—	2	(300)	—
Stock compensation	—	—	319	—	—	(8)	195	—
Distributions	—	—	—	—	—	—	—	(12)
Balance at June 30, 2022	2,923	292	44,375	(992)	24,217	788	(35,292)	61

BMS repurchased 17 million shares of its common stock for $1.2 billion during the six months ended June 30, 2023. The remaining share repurchase capacity under the BMS share repurchase program was approximately $6.0 billion as of June 30, 2023.

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

The following table summarizes the changes in Other comprehensive income by component:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income	$94	$(16)	$78	$81	$(13)	$68
Reclassified to net earnings(a)	(86)	11	(75)	(219)	30	(189)
Derivatives qualifying as cash flow hedges	8	(5)	3	(138)	17	(121)

Pension and postretirement benefits
Actuarial (losses)/gains	(13)	2	(11)	(13)	2	(11)

Foreign currency translation	(4)	(7)	(11)	31	(5)	26

Other comprehensive income	$(9)	$(10)	$(19)	$(120)	$14	$(106)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income	$481	$(65)	$416	$601	$(81)	$520
Reclassified to net earnings(a)	(131)	16	(115)	(216)	28	(188)
Derivatives qualifying as cash flow hedges	350	(49)	301	385	(53)	332

Pension and postretirement benefits
Actuarial gains/(losses)	20	(3)	17	40	(7)	33
Amortization(b)	6	(1)	5	12	(3)	9
Settlements(b)	4	(1)	3	5	(1)	4
Pension and postretirement benefits	30	(5)	25	57	(11)	46

Marketable debt securities
Unrealized (losses)/gains	—	(1)	(1)	(2)	—	(2)

Foreign currency translation	(64)	(24)	(88)	(70)	(30)	(100)

Other comprehensive income	$316	$(79)	$237	$370	$(94)	$276
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income, net of taxes, were as follows:

Dollars in millions	June 30, 2023	December 31, 2022
Derivatives qualifying as cash flow hedges	$111	$232
Pension and postretirement benefits	(634)	(623)
Foreign currency translation(a)	(864)	(890)
Accumulated other comprehensive loss	$(1,387)	$(1,281)
(a)Includes net investment hedge gains of $144 million and $125 million as of June 30, 2023 and December 31, 2022, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Cost of products sold	$13	$11	$24	$19
Marketing, selling and administrative	56	48	107	96
Research and development	68	57	128	108
Total Stock-based compensation expense	$137	$116	$259	$223

Income tax benefit(a)	$27	$22	$52	$44
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $2 million and $20 million for the three and six months ended June 30, 2023, and $19 million and $59 million for the three and six months ended June 30, 2022, respectively.

The number of units granted and the weighted-average fair value on the grant date for the six months ended June 30, 2023 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	9.0	$60.59
Market share units	1.0	58.18
Performance share units	1.5	64.18

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,031	$80	$144
Expected weighted-average period in years of compensation cost to be recognized	3.0	3.1	2.0

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

INTELLECTUAL PROPERTY

Anti-PD-1, Anti-PD-L1 and CTLA-4 — U.S.
In September 2015, Dana-Farber Cancer Institute ("Dana-Farber") filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber sought to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in the case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In May 2019, the District Court issued a decision ruling that the two scientists should be added as inventors to the patents, which decision was affirmed on appeal. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss that complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber's claims for damages before May 17, 2019—the date of the District Court's ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. On January 25, 2023, the Court held a hearing on a motion filed by BMS requesting that the Court enter summary judgment in BMS's favor. In April 2023, BMS and Dana-Farber entered into a settlement agreement and these litigations were dismissed.

On March 17, 2022, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca UK Ltd (collectively, "AZ") alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes certain claims of U.S. Patent Nos. 9,580,505, 9,580,507, 10,138,299, 10,308,714, 10,266,594, 10,266,595, 10,266,596 and 10,323,092. On April 25, 2023, BMS filed an additional lawsuit against AZ in U.S. District Court for the District of Delaware alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes U.S. Patent No. 9,402,899.

On January 23, 2023, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca AB (collectively, "AZ AB") alleging that AZ AB's marketing of the CTLA-4 antibody Imjudo infringes certain claims of U.S. Patent Nos. 9,320,811 and 9,273,135.

On July 24, 2023, BMS entered into an agreement with AZ and AZ AB (the "AZ Parties") to settle all outstanding claims between them in the CTLA-4 litigation and the two PD-L1 antibody litigations described above. Under the agreement, the AZ Parties are to pay an aggregate of $560 million to BMS in four payments through September 2026, which will be subject to sharing arrangements with Ono and Dana-Farber. BMS's share is approximately $418 million, of which the net present value will be reflected in income during the third quarter of 2023.

Eliquis - Europe
Lawsuits have been filed by generic companies in various countries in Europe seeking revocation of our composition of matter patents and SPCs relating to Eliquis, and trials or preliminary proceedings have been held in certain of those cases.

In Denmark, BMS filed a request for a preliminary injunction against Teva, but the request was denied in December 2022, based on the finding that there is no imminent threat of a launch by Teva in Denmark.

In Finland, the court granted our request that a preliminary injunction be entered prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement.

In France, a trial was held regarding Teva's challenge to the validity of the French composition of matter patent and related SPC, and a decision was issued on June 8, 2023, confirming their validity and rejecting Teva's claims.

In Ireland, the court granted our request that a preliminary injunction be entered restraining Teva from making, offering, putting on the market and/or using and/or importing or stocking for the aforesaid purposes, generic Eliquis products. A trial regarding Teva's challenge to the validity of the Irish composition of matter patent and related SPC began on July 4, 2023, and is expected to conclude on July 28, 2023, with a decision expected sometime in the fourth quarter of 2023.

In the Netherlands, our requests that preliminary injunctions be entered to prevent at-risk generic launches by Sandoz, Stada and Teva prior to full trials on the validity of the Dutch composition of matter patent and SPC were denied by the lower courts. We appealed those denials, and a combined appellate hearing was held on June 29, 2023.

In Norway, a trial was held regarding Teva's challenge to the validity of the Norwegian composition of matter patent and related SPC, and a decision was issued on May 23, 2023, confirming their validity and rejecting Teva's claims.

In Sweden, a trial was held regarding Teva's challenge to the validity of the Swedish apixaban composition of matter patent and related SPC, and a decision was issued on November 2, 2022, confirming their validity and rejecting Teva's claims.

In the UK, Sandoz and Teva filed lawsuits in the United Kingdom seeking revocation of the UK apixaban composition of matter patent and related Supplementary Protection Certificate ("SPC"). BMS subsequently filed counterclaims for infringement in both actions. A combined trial took place in February 2022 and in a judgment issued on April 7, 2022, the judge found the UK apixaban composition of matter patent and related SPC invalid. BMS appealed the judgment and on May 4, 2023, the Court of Appeal upheld the lower court's decision finding the patent and SPC invalid. On June 1, 2023, BMS filed an application to appeal to the UK Supreme Court.

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

Eliquis - U.S.
On February 24, 2023 and March 4, 2023, BMS received Notice Letters from Biocon and ScieGen, respectively, notifying BMS that they had filed ANDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis in the U.S. In response, in April 2023, BMS filed patent infringement actions against Biocon and ScieGen in the U.S. District Court for the District of Delaware. On April 25, 2023, BMS entered into a confidential settlement agreement with ScieGen, settling all outstanding claims in the litigation with ScieGen. On June 16, 2023, BMS entered into a settlement agreement with Biocon settling all outstanding claims in the litigation with Biocon. The settlements with ScieGen and Biocon do not affect BMS's projected exclusivity period for Eliquis.

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

In March 2023, BMS received an additional Notice Letter from Accord notifying BMS that Accord had filed an ANDA containing a paragraph IV certification challenging U.S. Patent No. 11,571,436 (the "'436 Patent"), a newly-listed FDA Orange-Book formulation patent covering Onureg, which expires in 2029. In response, BMS filed an additional patent infringement action against Accord in the U.S. District Court for the District of Delaware. A trial for the consolidated actions has been scheduled to begin on May 20, 2024.

In February 2023, Apotex Inc. filed a request for inter partes review ("IPR") of the '628 Patent. BMS's preliminary response to Apotex's IPR request was filed on May 15, 2023. On July 20, 2023, the USPTO granted Apotex's request to institute an IPR of the '628 Patent.

In May 2023, BMS received a Notice Letter from MSN Laboratories Private Limited ("MSN") notifying BMS that MSN had filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging the '628 Patent and the '436 Patent. In response, BMS filed a patent infringement action against MSN in the U.S. District Court for the District of Delaware. No trial date has been set.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited ("GenRx") obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex ("GenRx-Apotex"). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi's Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi's injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia ("Full Court") appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($297 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing concluded in February 2021. On June 26, 2023, the appeal court issued a ruling in BMS and Sanofi's favor, upholding the lower court's decision.

Revlimid - U.S.
In April 2023, Celgene received a Notice Letter from Deva Holdings A.S. ("Deva") notifying Celgene that Deva has filed an ANDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, on May 31, 2023, Celgene initiated a patent infringement action against Deva in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. Deva has not yet responded to the complaint. No schedule has been entered by the Court.

Sprycel - U.S.
In January 2022, BMS received a Notice Letter from Xspray Pharma AB ("Xspray"), Nanocopoeia, LLC ("Nanocopoeia") and Handa Oncology, LLC ("Handa"), respectively, notifying BMS that each had filed a 505(b)(2) NDA application containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. In May 2022, BMS filed a patent infringement action against Nanocopoeia in the U.S. District Court for the District of Minnesota. In November 2022, BMS filed a patent infringement action against Handa in the U.S. District Court for the Northern District of California. No trial dates have been scheduled in any of these actions. Both Xspray and Nanocopoeia filed motions for a judgment based on the pleadings. On March 24, 2023, the Minnesota court denied Nanocopoeia's motion. On April 25, 2023, the New Jersey court denied Xspray's motion. On June 16, 2023, BMS entered into a confidential settlement agreement with Handa, settling all outstanding claims in the litigation.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS appealed the decision. On March 15, 2023, the Hawaii Supreme Court issued its decision, reversing in part and affirming in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination. A bench trial is scheduled to begin on September 25, 2023.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. Cases have been filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, the vast majority of cases have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders and all remaining cases in the U.S. MDL litigation have since been resolved. Eleven inactive cases remain in New Jersey State court. There are also eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases in Canada, only two are active (the class actions in Quebec and Ontario), both of which class actions have now been certified.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all the federal Onglyza* cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco ("JCCP"). On September 24, 2021, the JCCP court granted defendants' motion to exclude plaintiffs' only general causation expert and on January 5, 2022, the MDL court likewise granted defendants' motion to exclude plaintiffs' expert. On March 30, 2022, the JCCP court granted summary judgment to defendants, thus effectively dismissing the 18 claims previously pending in California state court. The decision was affirmed by the California Court of Appeal on April 19, 2023. Plaintiffs filed a petition for review by the California Supreme Court on May 29, 2023, which remains pending. Defendants filed a summary judgment motion in the MDL as well, which the MDL court granted on August 2, 2022. Plaintiffs filed their Notice of Appeal on December 2, 2022. As part of BMS's global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the "Celgene Securities Class Action"). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene's 2020 outlook and projected sales of Otezla*, and (3) the new drug application for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff''s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In March 2023, the Court granted the defendants leave to file a motion for summary judgment, the briefing for which was completed in June 2023.

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

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement ("CVR Agreement") entered into in connection with the closing of BMS's acquisition of Celgene Corporation in November 2019. The successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use "diligent efforts" to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the successor trustee. The successor trustee seeks damages in an amount to be determined at trial and other relief, including interest and attorneys' fees. BMS disputes the successor trustee's allegations. BMS filed a motion to dismiss the successor trustee's complaint, which was denied on June 24, 2022.

In October 2021, alleged former Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") relating to the joint proxy statement. That action later was consolidated with another action filed in the same court, and a consolidated complaint thereafter was filed asserting claims on behalf of a class of CVR acquirers, whether in the BMS merger with Celgene or otherwise, for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and sections 10(b), 14(a) and 20(2) of the Exchange Act. The complaint alleges that the February 22, 2019 joint proxy statement was materially false or misleading because it failed to disclose that BMS allegedly had no intention to obtain FDA approval for liso-cel (Breyanzi) by the applicable milestone date in the CVR Agreement and that certain statements made by BMS or certain BMS officers in periodic SEC filings, earnings calls, press releases, and investor presentations between December 2019 and November 2020 were materially false or misleading for the same reason. Defendants moved to dismiss the complaint. On March 1, 2023, the Court entered an opinion and order granting defendants' motion and dismissed the complaint in its entirety. The claims under Sections 11, 12(a)(2), and 15 of the Securities Act and Section 14(a) of the Exchange Act were dismissed with prejudice. The claims under Sections 10(a) and 20(a) of the Exchange Act were dismissed with leave to file a further amended complaint which plaintiffs filed on April 14, 2023. Defendants moved to dismiss the amended complaint and briefing on the motion was completed on June 23, 2023. The motion is currently pending before the Court.

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. Defendants have moved to stay the action pending resolution of the federal action or, in the alternative, to dismiss the complaint. In lieu of responding to the motion, the plaintiff filed an amended complaint on June 15, 2023. Defendants again filed a motion to stay or, in the alternative, to dismiss the amended complaint on July 13, 2023.

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

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against the U.S. Department of Health & Human Services and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the IRA. A program in the IRA requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell their most innovative and effective medicines at government-dictated prices. BMS argues that this program violates the Fifth Amendment, which requires the government to pay just compensation if it takes property for public use, by requiring pharmaceutical manufacturers to provide innovative medicines to third parties at prices set by the government, without any requirement that those prices reflect fair market value. BMS also argues that the IRA violates the First Amendment right to free speech by requiring manufacturers to state publicly that the government's price setting is a true negotiation that resulted in a fair price, even if it was not.

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

In March 2019, Humana Inc. ("Humana"), which opted out of the above settlement, filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana's complaint makes largely the same claims and allegations as were made in the now settled Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys' fees and costs. In May 2019, Celgene filed a motion to dismiss Humana's complaint. In April 2022, the Court issued an order denying Celgene's motion to dismiss. That order addressed only Celgene's argument that certain of Humana's claims were barred by the statute of limitations. The Court's order did not address Celgene's other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS subsequently filed a motion to dismiss Humana's amended complaint, which was fully briefed in November 2022. No trial date has been scheduled.

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

In November 2022, certain specialty pharmacies filed an action as direct purchasers against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The action makes largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now settled class action litigation, and seek injunctive relief and damages under the Sherman Antitrust Act. Also in November 2022, a putative class of end-payor plaintiffs filed an action against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The class complaint brings claims based on Celgene's allegedly anticompetitive settlements of Revlimid patent litigation, seeking damages under state antitrust and consumer protection laws and injunctive relief under federal antitrust law. Celgene, BMS and the generic defendants have filed consolidated motions to dismiss these two actions, and the motions were fully briefed in May 2023. No trial dates have been scheduled.

In May 2018, Humana filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana's complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey's Racketeer Influenced and Corrupt Organizations Act ("NJ RICO"). The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys' fees and costs. Humana subsequently dismissed its claims for breach of contract voluntarily. A trial for this matter began on January 31, 2023. On January 25, 2023, the Court granted Celgene's summary judgment motion on Humana's claims for violations of NJ RICO and dismissed those claims. On March 2, 2023, following a multi-week trial, the jury returned a full defense verdict in Celgene's favor on Humana's claims of fraud and negligent misrepresentation. In May 2020, Celgene filed suit against Humana Pharmacy, Inc. ("HPI"), a Humana subsidiary, in Delaware Superior Court. Celgene's complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI's breach as well as a declaratory judgment. On February 14, 2023, the Court granted summary judgment in favor of Celgene on its breach of contract claims. In July 2023, BMS and Humana entered into a settlement agreement settling all outstanding claims in both the Kentucky and HPI litigations.

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

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $84 million as of June 30, 2023, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are to continue to renew and diversify our portfolio through launching new medicines, advancing our early, mid and late-stage pipeline, and executing disciplined business development. Our focus is on discovering, developing and delivering transformational medicines for patients facing serious diseases in the following core therapeutic areas: (i) oncology with a priority in certain tumor types; (ii) hematology with opportunities to broaden our franchise and sustain a leadership position in multiple myeloma; (iii) immunology with priorities in relapsing multiple sclerosis, psoriasis, psoriatic arthritis, lupus, RA and inflammatory bowel disease, liver and lung; (iv) cardiovascular disease; and (v) neuroscience with a focus on neurodegenerative disease. We are working on accelerating our drug development and delivery of our innovative medicines to patients, enhancing our commercial operating model, as well as enhancing flexibility and reliability of our manufacturing network. We are committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. We remain committed to maintaining a strong investment grade credit rating and returning capital to shareholders. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2022 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In 2023, we received approvals for initial and/or additional indications or formulations for the following marketed products both in the EU and Japan, which further expanded our geographical reach in immunology and hematology, including: (i) approvals in Japan and by the EC of Opdivo in combination with chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC (ii) EC approval of Camzyos for the treatment of symptomatic obstructive HCM; (iii) EC approval of Breyanzi for the treatment of diffuse large B-cell lymphoma; (iv) EC approval for Sotyktu for moderate-to-severe plaque psoriasis; and (v) EC approval for an additional indication for anemia associated with non-transfusion-dependent beta thalassemia for Reblozyl. In addition, we continue expanding our commercial CAR-T manufacturing network through the FDA approval of our Devens, MA facility in June 2023.

Our revenues decreased by 4% for the six months ended June 30, 2023 due to lower Revlimid sales and 1% foreign exchange impact, partially offset by In-Line Products (primarily Opdivo and Eliquis) and New Product Portfolio (primarily Opdualag, Abecma and Reblozyl). The $0.81 increase in GAAP EPS primarily resulted from a deferred income tax benefit related to a non-U.S. tax ruling, lower equity investment losses in 2023, lower Acquired IPRD charges, partially offset by lower revenues. After adjusting for specified items, non-GAAP EPS decreased $0.09 as a result of lower revenues, partially offset by lower Acquired IPRD charges, lower weighted-average common shares outstanding, higher interest income and royalties.

Our revenues decreased by 6% during the three months ended June 30, 2023 primarily due to lower Revlimid sales driven by generic erosion and an increase in patients receiving free drug product for Revlimid, and to a lesser extent, Pomalyst, from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates product.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2023	2022	2023	2022
Total Revenues	$11,226	$11,887	$22,563	$23,535

Diluted earnings per share
GAAP	$0.99	$0.66	$2.06	$1.25
Non-GAAP	1.75	1.93	3.80	3.89

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For further information and reconciliations relating to our non-GAAP financial measures refer to "—Non-GAAP Financial Measures."

Economic and Market Factors

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, some of the provisions of the IRA signed into law in August 2022, were as follows: (i) the government requires pharmaceutical manufacturers like BMS, under the threat of significant penalties, to sell certain innovative Medicare Part D and Part B medicines at government-set discounted prices, (ii) manufacturers are to pay an inflation-based rebate for Medicare Part B and Part D medicines, and (iii) Medicare Part D redesign. In addition, there were changes made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations, and a (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. Implementation of this legislation is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain. We continue to evaluate the impact of the IRA on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations. See "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Other Litigation" for further information. Furthermore, countries are expected to make changes to their tax laws and updates to international tax treaties to implement the agreement by the Organization for Economic Co-operation and Development to establish a global minimum tax. See risk factors on these items included under "Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins" and "—Changes to tax regulations could negatively impact our earnings" in our 2022 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2023 as of July 27, 2023:

Product	Date	Approval

Opdivo	June 2023
EC approval of Opdivo in combination with platinum-based chemotherapy for the neoadjuvant treatment of resectable NSCLC at a high risk of recurrence in adult patients with tumor cell PD-L1 expression > 1%.

Camzyos	June 2023	EC approval of Camzyos for the treatment of symptomatic (New York Heart Association, class II-III) obstructive HCM.

Breyanzi	May 2023
EC approval of Breyanzi for the treatment of adult patients with diffuse large B-cell lymphoma, high grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and follicular lymphoma grade 3B, who relapsed within 12 months from completion of, or are refractory to, first-line chemoimmunotherapy.

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

Refer to "—Product and Pipeline Developments" for the developments in our marketed products and late-stage pipeline since the start of the second quarter of 2023.

Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Divestitures, Licensing and Other Arrangements" for information on significant divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	2023	2022	% Change	Foreign Exchange(b)	2023	2022	% Change	Foreign Exchange(b)
United States	$7,891	$8,268	(5)%	—	$15,924	$15,962	—	—
International	3,160	3,427	(8)%	(2)%	6,309	7,154	(12)%	(3)%
Other(a)	175	192	(9)%	—	330	419	(21)%	—
Total	$11,226	$11,887	(6)%	(1)%	$22,563	$23,535	(4)%	(1)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues decreased 5% during the second quarter of 2023 primarily due to lower Revlimid sales driven by generic erosion and an increase in patients receiving free drug product for Revlimid, and to a lesser extent, Pomalyst, from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates product, partially offset by our New Product Portfolio and In-Line Products. Year-to-date, lower Revlimid sales was fully offset by New Product Portfolio and In-Line Products. Average U.S. net selling prices decreased 1% year-to-date compared to the same period a year ago.

International

•International revenues decreased 8% during the second quarter of 2023 and 12% year-to-date primarily due to Revlimid and Eliquis generic erosion, lower average net selling prices and foreign exchange, partially offset by Opdivo and New Product Portfolio.

No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2023 and 2022. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
Gross product sales	$18,111	$17,299	5%	$35,399	$33,949	4%
GTN adjustments
Charge-backs and cash discounts	(2,279)	(1,750)	30%	(4,370)	(3,513)	24%
Medicaid and Medicare rebates	(3,143)	(2,624)	20%	(5,625)	(4,708)	19%
Other rebates, returns, discounts and adjustments	(1,772)	(1,440)	23%	(3,439)	(2,935)	17%
Total GTN adjustments	(7,194)	(5,814)	24%	(13,434)	(11,156)	20%
Net product sales	$10,917	$11,485	(5)%	$21,965	$22,793	(4)%

GTN adjustments percentage	40%	34%	6%	38%	33%	5%
U.S.	45%	38%	7%	43%	38%	5%
Non-U.S.	20%	16%	4%	19%	16%	3%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $11 million and $98 million for the three and six months ended June 30, 2023 and $123 million and $197 million for the three and six months ended June 30, 2022, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to product mix and higher government channel rebates.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
In-Line Products
Eliquis	$3,204	$3,235	(1)%	$6,627	$6,446	3%
U.S.	2,340	2,192	7%	4,894	4,339	13%
Non-U.S.	864	1,043	(17)%	1,733	2,107	(18)%

Opdivo	2,145	2,063	4%	4,347	3,986	9%
U.S.	1,230	1,205	2%	2,520	2,304	9%
Non-U.S.	915	858	7%	1,827	1,682	9%

Pomalyst/Imnovid	847	908	(7)%	1,679	1,734	(3)%
U.S.	570	616	(7)%	1,115	1,173	(5)%
Non-U.S.	277	292	(5)%	564	561	1%

Orencia	927	876	6%	1,691	1,668	1%
U.S.	707	654	8%	1,269	1,246	2%
Non-U.S.	220	222	(1)%	422	422	—

Sprycel	458	544	(16)%	887	1,027	(14)%
U.S.	328	372	(12)%	623	677	(8)%
Non-U.S.	130	172	(24)%	264	350	(25)%

Yervoy	585	525	11%	1,093	1,040	5%
U.S.	369	326	13%	683	637	7%
Non-U.S.	216	199	9%	410	403	2%

Mature and other products	472	512	(8)%	939	1,049	(10)%
U.S.	197	194	2%	379	374	1%
Non-U.S.	275	318	(14)%	560	675	(17)%

Total In-Line Products	8,638	8,663	—	17,263	16,950	2%
U.S.	5,741	5,559	3%	11,483	10,750	7%
Non-U.S.	2,897	3,104	(7)%	5,780	6,200	(7)%

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
New Product Portfolio
Reblozyl	234	172	36%	440	328	34%
U.S.	179	144	24%	337	278	21%
Non-U.S.	55	28	96%	103	50	*

Abecma	132	89	48%	279	156	79%
U.S.	115	72	60%	233	128	82%
Non-U.S.	17	17	—	46	28	64%

Opdualag	154	58	*	271	64	*
U.S.	152	58	*	268	64	*
Non-U.S.	2	—	N/A	3	—	N/A

Zeposia	100	66	52%	178	102	75%
U.S.	75	48	56%	127	69	84%
Non-U.S.	25	18	39%	51	33	55%

Breyanzi	100	39	*	171	83	*
U.S.	83	33	*	141	74	91%
Non-U.S.	17	6	*	30	9	*

Onureg	44	32	38%	78	55	42%
U.S.	31	25	24%	56	44	27%
Non-U.S.	13	7	86%	22	11	100%

Inrebic	27	23	17%	52	41	27%
U.S.	19	20	(5)%	36	35	3%
Non-U.S.	8	3	*	16	6	*

Camzyos	46	3	*	75	3	*
U.S.	46	3	*	75	3	*
Non-U.S.	—	—	N/A	—	—	N/A

Sotyktu	25	—	N/A	41	—	N/A
U.S.	24	—	N/A	39	—	N/A
Non-U.S.	1	—	N/A	2	—	N/A

Total New Product Portfolio	862	482	79%	1,585	832	91%
U.S.	724	403	80%	1,312	695	89%
Non-U.S.	138	79	75%	273	137	99%

Total In-Line Products and New Product Portfolio	9,500	9,145	4%	18,848	17,782	6%
U.S.	6,465	5,962	8%	12,795	11,445	12%
Non-U.S.	3,035	3,183	(5)%	6,053	6,337	(4)%

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
Recent LOE Products(a)
Revlimid	1,468	2,501	(41)%	3,218	5,298	(39)%
U.S.	1,237	2,130	(42)%	2,778	4,168	(33)%
Non-U.S.	231	371	(38)%	440	1,130	(61)%

Abraxane	258	241	7%	497	455	9%
U.S.	189	176	7%	351	349	1%
Non-U.S.	69	65	6%	146	106	38%

Total Recent LOE Products	1,726	2,742	(37)%	3,715	5,753	(35)%
U.S.	1,426	2,306	(38)%	3,129	4,517	(31)%
Non-U.S.	300	436	(31)%	586	1,236	(53)%

Total Revenues	$11,226	$11,887	(6)%	22,563	23,535	(4)%
U.S.	7,891	8,268	(5)%	15,924	15,962	—
Non-U.S.	3,335	3,619	(8)%	6,639	7,573	(12)%
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

•U.S. revenues increased 7% during the second quarter of 2023 and primarily due to higher demand, partially offset by lower average net selling prices, including GTN adjustments in 2023.

•U.S. revenues increased 13% year-to-date primarily due to higher demand. Eliquis growth rates were lower in the second quarter of 2023 compared to year-to-date primarily due to lower average net selling prices resulting from changes in payer channel mix. A majority of Eliquis patients enter the coverage gap during the third and fourth quarters which is expected to result in lower revenues during the second half of the year.

•International revenues decreased 17% during the second quarter of 2023 and 18% year-to-date primarily due to lower average net selling price and generic erosion in Canada and the UK. Year-to-date was also impacted by foreign exchange of 3%. Excluding foreign exchange impacts, revenues decreased by 17% and 15%, respectively.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, and court decisions in (i) the United Kingdom finding the UK apixaban composition of matter patent and related SPC invalid and (ii) the Netherlands denying a BMS request for a preliminary injunction that would have prevented an at-risk generic launch, generic manufacturers have begun marketing generic versions of Eliquis in the UK and the Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which has led to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. Most recently, in France, Norway and Sweden, courts held in BMS's favor, confirming the validity of the composition of matter patent and related SPCs in those countries. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

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

•U.S. revenues increased 2% during the second quarter of 2023 primarily due to higher average net selling prices.

•U.S. revenues increased 9% year-to-date due to higher demand across multiple indications and to a lesser extent higher average net selling prices. The higher demand was related to the following indications: the Opdivo+Yervoy combinations for NSCLC, various gastric, esophageal and bladder cancers. Opdivo growth rates were lower during the second quarter of 2023 compared to year-to-date primarily due to customer buying patterns.

•International revenues increased 7% during the second quarter of 2023 and 9% year-to-date due to higher demand as a result of additional indication launches and core indications partially offset by foreign exchange impacts of 3% and 5%, respectively, and lower average net selling prices. Excluding foreign exchange impacts, revenues increased 10% and 14%, respectively.

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

•U.S. revenues decreased 7% during the second quarter of 2023 and 5% year-to-date due to an increase in the number of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, partially offset by higher average net selling prices.

•International revenues decreased 5% during the second quarter of 2023 primarily due to lower average net selling prices and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased by 4%.

•International revenues increased 1% year-to-date primarily due to higher demand partially offset by lower average net selling prices and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased by 4%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 8% during the second quarter of 2023 and 2% year-to-date primarily due to higher demand partially offset by lower average net selling prices.

•International revenues decreased 1% during the second quarter of 2023 due to lower average net selling prices and foreign exchange impacts of 3%, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 2%.

•International revenues remained constant year-to-date with higher demand being offset by foreign exchange impacts of 6% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 6%.

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

•U.S. revenues decreased 12% during the second quarter of 2023 and 8% year-to-date primarily due to lower average net selling prices.

•International revenues decreased 24% during the second quarter of 2023 and 25% year-to-date primarily due to lower demand as a result of generic erosion and foreign exchange impacts of 2% and 5%, respectively. Excluding foreign exchange impacts, revenues decreased by 22% and 20%, respectively.

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

•U.S. revenues increased 13% during the second quarter of 2023 and 7% year-to-date due to higher demand.

•International revenues increased 9% during the second quarter of 2023 and 2% year-to-date primarily due to higher demand as a result of additional indication launches and core indications, partially offset by lower average net selling prices and foreign exchange impacts of 2% and 5%, respectively. Excluding foreign exchange impacts, revenues increased by 11% and 7%, respectively.

Mature and other products — includes all other products, including those which have lost exclusivity in major markets, OTC products, royalty revenue and mature products.

•International revenues decreased 14% during the second quarter of 2023 and 17% year-to-date primarily due to continued generic erosion, lower average net selling prices and foreign exchange impacts of 2% and 3%, respectively. Excluding foreign exchange impacts, revenues decreased by 12% and 14%, respectively.

New Product Portfolio

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an ESA in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions. Reblozyl was launched in November 2019.

•U.S. revenues increased 24% during the second quarter of 2023 and 21% year-to-date primarily due to higher demand.

Abecma (idecabtagene vicleucel) — is a B-cell maturation antigen-directed genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Abecma was launched in May 2021.
•U.S. revenues increased 60% during the second quarter of 2023 and 82% year-to-date primarily due to higher demand enabled by additional manufacturing capacity.

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

•U.S. revenues decreased 42% during the second quarter of 2023 and 33% year-to-date primarily due to generic erosion and an increase in the number of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, and to a lesser extent lower average net selling prices.

•International revenues decreased 38% during the second quarter of 2023 and 61% year-to-date primarily due to generic erosion across several European countries and to a lesser extent lower average net selling prices, as well as foreign exchange impacts of 2% in the second quarter and year-to-date. Excluding foreign exchange impacts, revenues decreased by 36% and 59%, respectively.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. In the EU, generic lenalidomide products have entered the market. Global revenues for Revlimid are expected to decline to approximately $5.5 billion in 2023.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues increased 7% during the second quarter of 2023 primarily due to higher branded sales resulting from lower authorized generic sales during the second quarter of 2023. U.S. revenues year-over-year remained relatively flat.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "— SEC Consent Order" in our 2022 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. There were no products in the U.S. wholesaler distribution channel with estimated levels of inventory in excess of one month as of June 30, 2023. Estimated levels of inventory outside of the U.S. in the direct distribution channel in excess of one month on hand were not material to our results of operations as of March 31, 2023.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 85% of total gross sales of U.S. products during the six months ended June 30, 2023. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the six months ended June 30, 2023 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
Cost of products sold(a)	$2,876	$2,720	6%	$5,442	$5,191	5%
Marketing, selling and administrative	1,934	1,787	8%	3,696	3,618	2%
Research and development	2,258	2,321	(3)%	4,579	4,581	—
Acquired IPRD	158	400	(61)%	233	733	(68)%
Amortization of acquired intangible assets	2,257	2,417	(7)%	4,513	4,834	(7)%
Other (income)/expense, net	(116)	284	*	(529)	933	*
Total Expenses	$9,367	$9,929	(6)%	$17,934	$19,890	(10)%
*    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $156 million in the second quarter of 2023 primarily due to product mix and higher CAR-T cell therapy inventory charges, partially offset by lower inventory purchase price adjustments and the elimination of the Puerto Rico excise tax.

Cost of products sold increased by $251 million year-to-date, primarily due to product mix, higher CAR-T cell therapy inventory charges, higher profit sharing and royalties ($212 million year-to-date) partially offset by lower inventory purchase price adjustments and the elimination of the Puerto Rico excise tax and foreign exchange.

Marketing, Selling and Administrative

Marketing, selling and administrative expense increased by $147 million in the second quarter of 2023 primarily due to higher advertising, promotion and sales force costs to support new product launches, as well as higher consulting costs supporting corporate initiatives.

Marketing, selling and administrative expense increased $78 million year-to-date primarily due to higher advertising, promotion and sales force costs to support new product launches and higher consulting costs supporting corporate initiatives, partially offset by timing of charitable giving ($150 million).

Research and Development

Research and development expense decreased by $63 million in the second quarter of 2023 and $2 million year-to-date.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Mavacamten royalty extinguishment	$—	$295	$—	$295
Dragonfly milestone	—	—	—	175
Prothena opt-in license fee	55	—	55	—
Immatics upfront license fee	15	—	15	150
Evotec designation and opt-in license fees	40	—	90	—
BridgeBio upfront license fee	—	90	—	90
Other	48	15	73	23
Acquired IPRD charges	$158	$400	$233	$733

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $160 million in the second quarter of 2023 and $321 million year-to-date primarily due to Abraxane marketed product right being fully amortized in the fourth quarter of 2022.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $400 million in the second quarter of 2023 and $1.5 billion year-to-date primarily due to equity investments, litigation and other settlements and other items discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Interest expense	$282	$313	$570	$639
Royalty and licensing income	(340)	(287)	(703)	(593)
Royalty income - divestitures	(218)	(221)	(406)	(392)
Equity investment losses	58	308	213	952
Integration expenses	59	124	126	229
(Gain)/Loss on debt redemption	—	(9)	—	266
Divestiture gains	—	—	—	(211)
Litigation and other settlements	(7)	25	(332)	(12)
Investment income	(95)	(27)	(197)	(37)
Provision for restructuring	113	20	180	43
Other	32	38	20	49
Other (income)/expense, net	$(116)	$284	$(529)	$933

•Interest expense decreased in the second quarter of 2023 and year-to-date compared to 2022 due to additional debt maturities. Refer to "Item 1. Financial Statements and Supplementary Data—Note 10. Financing Arrangements" for further information.
•Royalties increased in the second quarter of 2023 and year-to-date primarily due to higher Keytruda* and diabetes business divestiture royalties. Refer to "Item 8. Financial Statements and Supplementary Data—Note 4. Divestitures, Licensing and Other Arrangements" for further information.
•Equity investments generated lower losses in the second quarter of 2023 and year-to-date compared to 2022 primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Integration expenses decreased in the second quarter of 2023 and year-to-date primarily due to lower consulting fees to implement Celgene integration initiatives related to processes and systems.
•(Gain)/Loss on debt redemption resulted from the early redemption of long-term debt during the first six months ended June 30, 2022, as further discussed in "Item 1. Financial Statements and Supplementary Data—Note 10. Financing Arrangements".
•Divestiture gains resulted from the divestiture of product rights for several mature products during the first quarter of 2022.
•Litigation and other settlements include $400 million of income related to the Nimbus' TYK2 program change of control provision and additional settlement costs related to commercial disputes regarding intellectual property matters during the first six months of 2023.
•Investment income increased during the second quarter of 2023 and year-to-date primarily due to higher interest rates.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including a new plan in 2023 discussed further in "Item 1. Financial Statements and Supplementary Data—Note 6. Restructuring".

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Earnings before income taxes	$1,859	$1,958	$4,629	$3,645
Income tax (benefit)/provision	(218)	529	285	933
Effective tax rate	(11.7)%	27.0%	6.2%	25.6%

Impact of specified items	(28.6)%	10.0%	(10.0)%	9.2%
Effective tax rate excluding specified items	16.9%	17.0%	16.2%	16.4%

Provision for income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate during the second quarter of 2023 was primarily impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments. In addition, the effective tax rate during the first six months of 2023 was impacted by jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits, partially offset by the impact of changes in the Puerto Rico tax decree that eliminated a previously creditable excise tax. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code.

The changes in the non-GAAP effective tax rate were due to the changes in the aforementioned Puerto Rico tax decree, jurisdictional earnings mix and the tax reserve releases in the first quarter of 2023.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus Therapeutics TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on July 27, 2023 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2023	2022	2023	2022
Inventory purchase price accounting adjustments	$31	$102	$84	$154
Site exit and other costs	36	43	37	43
Cost of products sold	67	145	121	197

Site exit and other costs	20	4	20	6
Marketing, selling and administrative	20	4	20	6

IPRD impairments	—	—	20	40
Priority review voucher	—	—	95	—
Inventory purchase price accounting adjustments	—	21	—	108
Site exit and other costs	6	—	6	—
Research and development	6	21	121	148

Amortization of acquired intangible assets	2,257	2,417	4,513	4,834

Interest expense(a)	(13)	(21)	(27)	(48)
Equity investment losses	58	307	208	950
Integration expenses	59	124	126	229
(Gains)/loss on debt redemption	—	(9)	—	266
Divestiture gains	—	—	—	(211)
Litigation and other settlements	—	—	(335)	(40)
Provision for restructuring	113	20	180	43
Other	—	42	(5)	42
Other (income)/expense, net	217	463	147	1,231

Increase to pretax income	2,567	3,050	4,922	6,416

Income taxes on items above	(311)	(321)	(604)	(719)
Income taxes attributed to non-U.S. tax ruling	(656)	—	(656)	—
Income taxes	(967)	(321)	(1,260)	(719)

Increase to net earnings	$1,600	$2,729	$3,662	$5,697
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2023	2022	2023	2022
Net earnings attributable to BMS
GAAP	$2,073	$1,421	$4,335	$2,699
Specified items	1,600	2,729	3,662	5,697
Non-GAAP	$3,673	$4,150	$7,997	$8,396

Weighted-average common shares outstanding – diluted	2,102	2,149	2,107	2,157

Diluted earnings per share attributable to BMS
GAAP	$0.99	$0.66	$2.06	$1.25
Specified items	0.76	1.27	1.74	2.64
Non-GAAP	$1.75	$1.93	$3.80	$3.89

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	June 30, 2023	December 31, 2022
Cash and cash equivalents	$8,372	$9,123
Marketable debt securities – current	358	130
Total cash, cash equivalents and marketable debt securities	8,730	9,253
Short-term debt obligations	(3,020)	(4,264)
Long-term debt	(34,656)	(35,056)
Net debt position	$(28,946)	$(30,067)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the first six months of 2023, our net debt position decreased by $1.1 billion primarily driven by $4.9 billion of cash provided by operations partially offset by $3.5 billion of dividend payments and common stock repurchases.

During the first six months of 2023, $1.9 billion of debt matured and was repaid including $750 million 2.750% Notes, $890 million 3.250% Notes and $239 million 7.150% Notes.

Under our share repurchase program, we repurchased 17 million shares of common stock for $1.2 billion during the six months ended June 30, 2023. The remaining share repurchase capacity under the share repurchase program was $6.0 billion as of June 30, 2023. A $4.0 billion accelerated share repurchase program was announced in July 2023, which is expected to be executed during the third quarter of 2023.

Dividends payments were $2.4 billion during the six months ended June 30, 2023. Dividend paid per common share was $0.57 during the first and second quarters of 2023. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Annual capital expenditures are expected to be approximately $1.2 billion and $1.5 billion in 2023 and 2024, respectively. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

There were no borrowings outstanding under our $5.0 billion revolving credit facility as of June 30, 2023 and December 31, 2022.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of June 30, 2023.

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in millions	2023	2022
Cash flow provided by/(used in):
Operating activities	$4,857	$6,073
Investing activities	(539)	(194)
Financing activities	(5,223)	(9,173)

Operating Activities

The $1.2 billion decrease in cash provided by operating activities compared to 2022 was primarily due to lower cash collections of $1.1 billion (net of rebates and discounts) and higher tax payments ($400 million), partially offset by lower nonrefundable advance payments for research and development services ($400 million).

Investing Activities

The $345 million increase in cash used in investing activities compared to 2022 was primarily due to changes in the amount of marketable debt securities held ($724 million), lower divestitures proceeds ($173 million) partially offset by lower Acquired IPRD payments and other investments (647 million).

Financing Activities

The $4.0 billion decrease in cash used in financing activities compared to 2022 was primarily due to lower repurchases of common stock ($3.8 billion), lower net debt borrowings ($954 million), partially offset by lower proceeds from stock option exercises ($791 million).

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the second quarter of 2023:

Product	Indication	Date	Developments

Opdivo	Bladder	July 2023
Announced results from the sub-study of the Phase III CheckMate -901 trial which showed that Opdivo in combination with cisplatin-based chemotherapy followed by Opdivo monotherapy demonstrated statistically significant benefits in overall survival and progression-free survival compared to standard-of-care cisplatin-based combinations as a first-line treatment for patients with unresectable or metastatic urothelial carcinoma who are eligible for cisplatin-based chemotherapy, no new safety concerns have been identified.

	Melanoma	July 2023
Announced that the CHMP of the EMA has recommended approval of Opdivo as a monotherapy for the adjuvant treatment of adults and adolescents 12 years of age and older with completely resected stage IIB or IIC melanoma. The opinion is based on results from the Phase III CheckMate -76K trial.

	NSCLC	June 2023
Announced EC approval of Opdivo in combination with platinum-based chemotherapy for the neoadjuvant treatment of resectable NSCLC at a high risk of recurrence in adult patients with tumor cell PD-L1 expression > 1%. The approval is based on results from the Phase III CheckMate -816 trial.

	Prostate Cancer	July 2023
Announced that results from the Phase III CheckMate -7DX trial evaluating Opdivo in combination with docetaxel in patients with advanced or metastatic castration-resistant prostate cancer did not meet the primary endpoints of radiographic progressive free survival at final analysis, nor overall survival at an interim analysis. No safety concerns were reported. Based on the recommendation from the data monitoring committee, the Company has decided to discontinue the study.

Opdivo+Yervoy	NSCLC	June 2023
Announced four-year follow-up results from the Phase III CheckMate -9LA trial demonstrating durable, long-term survival benefits with Opdivo plus Yervoy with two cycles of chemotherapy compared to four cycles of chemotherapy alone in previously untreated patients with metastatic NSCLC.

Reblozyl	MDS	May 2023
Announced that the results from the Phase III COMMANDS trial evaluating Reblozyl versus epoetin alfa, an erythropoiesis-stimulating agent (ESA) for the treatment of anemia in adult patients with very low-, low- or intermediate-risk MDS who require red blood cell transfusions and are ESA-naïve, showed that nearly twice as many patients treated with Reblozyl, achieved transfusion independence with concurrent hemoglobin increase versus epoetin alfa, including clinically relevant subgroups. Reblozyl demonstrated a durable response rate with nearly 2.5 years median transfusion independence.

Product	Indication	Date	Developments

Reblozyl	MDS	May 2023
Announced that the FDA has accepted the sBLA and the EMA has validated the Type II Variation Application for Reblozyl to expand its current indication to include treatment of anemia without previous use of erythropoiesis-stimulating agents (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require red blood cell transfusions. In the U.S., the FDA has granted the application Priority Review and assigned a PDUFA goal date of August 28, 2023. The submissions are based on results from the Phase III COMMANDS trial.

In addition, the Japan's Ministry of Health, Labor and Welfare has accepted our New Drug Application (JNDA) for Reblozyl as a treatment of anemia in adult patients with MDS, including myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis, based on the MEDALIST trial, a Japan local Phase II trial, and the results of COMMANDS clinical trial.

Abecma	Multiple Myeloma	April 2023
Announced with our alliance partner, 2seventy bio, Inc., that the FDA accepted the sBLA for Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma who have received an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. The FDA has assigned a PDUFA goal date of December 16, 2023.

The EMA has also validated our Type II variation for the extension of indication for Abecma to treat adult patients with relapsed or refractory multiple myeloma who have received an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Validation of the application confirms the submission is complete and begins the procedure and scientific assessment. In addition, the Japan's Ministry of Health, Labour and Welfare has accepted our sNDA for Abecma in patients who have received at least two prior therapies, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody, and have experienced disease progression or relapse after the last therapy. The three regulatory applications are based on results from the Phase III KarMMa-3 trial.

Breyanzi	Lymphoma	May 2023
Announced results from the Phase I/II TRANSCEND CLL 004 trial evaluating Breyanzi in adults with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma showing that Breyanzi delivered statistically significant complete response rates in 18.4% of patients in the primary efficacy analysis set. Among patients who achieved a complete response, no disease progression or deaths were observed, with median duration of response not reached.

May 2023
Announced EC approval of Breyanzi for the treatment of adult patients with diffuse large B-cell lymphoma, high grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and follicular lymphoma grade 3B, who relapsed within 12 months from completion of, or are refractory to, first-line chemoimmunotherapy. The approval is based on results from the Phase III TRANSFORM trial.

May 2023
Announced results from the Phase II TRANSCEND FL trial evaluating Breyanzi in patients with relapsed or refractory follicular lymphoma (FL) and the Phase I TRANSCEND NHL trial evaluating Breyanzi in patients with relapsed or refractory B-cell non-Hodgkin lymphoma, including mantle cell lymphoma (MCL) showing both studies met the primary endpoint of overall response rate, with Breyanzi demonstrating statistically significant and meaningful responses in relapsed or refractory FL and MCL.

Camzyos	Obstructive HCM	June 2023
Announced EC approval of Camzyos for the treatment of symptomatic (New York Heart Association, class II-III) obstructive HCM in adult patients. The approval is based on results from the Phase III EXPLORER-HCM and VALOR-HCM trials.

June 2023
Announced FDA approval of the sNDA to add positive data from the Phase III VALOR-HCM trial to the U.S. Prescribing Information for Camzyos. Data added to the label showed that treatment with Camzyos significantly reduced the composite endpoint of guideline-based eligibility for septal reduction therapy (SRT) at Week 16 or the decision to proceed with SRT to or at Week 16.

milvexian	Thrombosis	May 2023	Announced with our alliance partner Janssen Pharmaceuticals Inc., that all three prospective indications for milvexian, an investigational oral factor XIa inhibitor, have been granted Fast Track Designation by the FDA. The designations cover all three indication-seeking studies within the Phase III Librexia development program: Librexia STROKE, Librexia ACS and Librexia AF, which are all dosing patients.

Product	Indication	Date	Developments

repotrectinib	NSCLC	May 2023	Announced that the FDA accepted the NDA for repotrectinib, a next-generation tyrosine kinase inhibitor for the treatment of patients with ROS1-positive locally advanced or metastatic NSCLC. The application is based on the Phase I/II TRIDENT-1 trial. The FDA granted the application Priority Review and assigned a PDUFA goal date of November 27, 2023.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2023. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as "should," "could," "expect," "anticipate," "estimate," "target," "may," "project," "guidance," "intend," "plan," "believe," "will" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions of Celgene, MyoKardia and Turning Point, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2022 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2022 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
April 1 to 30, 2023	8,774	$69.58	—	$6,919
May 1 to 31, 2023	13,363,617	67.98	13,310,986	6,014
June 1 to 30, 2023	74,267	64.69	—	6,014
Three months ended June 30, 2023	13,446,658		13,310,986
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations, including most recently, in February 2020, January 2021 and December 2021, in the amount $5.0 billion, $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was approximately $6.0 billion as of June 30, 2023. Refer to "Item 8. Financial Statements and Supplementary Data—Note 17. Equity" in our 2022 Form 10-K for information on the share repurchase program.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Frequency of Say on Pay

As previously reported in our Form 8-K filed on May 4, 2023, the 2023 Annual Meeting of Shareholders was held on May 2, 2023 (the “2023 Annual Meeting”). The shareholders voted on the matters set forth in such Form 8-K, including Item (b)(3) related to the say-on-frequency advisory vote. Based on consideration of the voting results set forth in Item (b)(3) in the Form 8-K, and as was recommended with respect to this proposal by our Board of Directors in the proxy statement for the 2023 Annual Meeting, the Company’s Board of Directors has determined that an advisory vote by the shareholders regarding named executive officer compensation as set forth in the proxy statement will be conducted on an annual basis. This disclosure is intended to satisfy the requirements of Item 5.07(d) of Form 8-K.

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

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Onglyza is a trademark of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp; Otezla is a trademark of Amgen Inc.; and Plavix is a trademark of Sanofi; Tecentriq is a trademark of Genentech, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022	MCL	mantle cell lymphoma
AML	acute myeloid leukemia	MDL	multi-district litigation
ANDA	Abbreviated New Drug Application	MDS	myelodysplastic syndromes
AstraZeneca	AstraZeneca PLC	MPM	malignant pleural mesothelioma
ASR	accelerated share repurchase	MyoKardia	MyoKardia, Inc.
BLA	Biologics License Application	NDA	New Drug Application
CAR-T	chimeric antigen receptor T-cell	NKT	natural killer T cells
CD38	cyclic ADP ribose hydrolase	NSCLC	non-small cell lung cancer
Celgene	Celgene Corporation	NVAF	non-valvular atrial fibrillation
Celgene and Other Acquisition Plans	Restructuring and integration plan implemented as a result of the acquisition of Celgene in 2019, MyoKardia in 2020 and Turning Point in 2022	Nimbus	Nimbus Therapeutics
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OTC	over-the-counter
Cheplapharm	Cheplapharm Arzneimittel GmbH	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CHMP	Committee for Medicinal Products for Human Use	PD-1	programmed cell death protein 1
CML	chronic myeloid leukemia	PD-L1	programmed death-ligand 1
CRC	colorectal carcinoma	Pfizer	Pfizer, Inc.
Dragonfly	Dragonfly Therapeutics, Inc.	PsA	psoriatic arthritis
EC	European Commission	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 30, 2023
EMA	European Medicines Agency	R&D	research and development
EPS	earnings per share	RA	rheumatoid arthritis
Exchange Act	the Securities Exchange Act of 1934	RBC	red blood cell
EU	European Union	RCC	renal cell carcinoma
FASB	Financial Accounting Standards Board	REMS	risk evaluation and mitigation strategy
FDA	U.S. Food and Drug Administration	Sanofi	Sanofi S.A.
FL	follicular lymphoma	sBLA	supplemental Biologics License Application
GAAP	generally accepted accounting principles	sNDA	supplemental New Drug Application
GTN	gross-to-net	SEC	U.S. Securities and Exchange Commission
HCC	hepatocellular carcinoma	SPC	Supplementary Protection Certificate
HCM	hypertrophic cardiomyopathy	SRT	septal reduction therapy
Immatics	Immatics Biotechnologies GmbH.	Takeda	Takeda Pharmaceutical Company Limited
IPRD	in-process research and development	Turning Point	Turning Point Therapeutics, Inc.
IRA	Inflation Reduction Act of 2022	UC	ulcerative colitis
IRS	Internal Revenue Service	UK	United Kingdom
JIA	juvenile idiopathic arthritis	U.S.	United States
Juno	Juno Therapeutics, Inc.	USPTO	U.S. Patent and Trademark Office
LAG-3	lymphocyte activation gene-3	VAT	value added tax
LOE	loss of exclusivity

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 27, 2023	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	July 27, 2023	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer