Form 10-Q
period 2023-09-30
BRISTOL MYERS SQUIBB CO
filed 2023-10-26
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
At October 20, 2023, there were 2,034,757,742 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2023

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	54

Item 4.
Controls and Procedures	55

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	55

Item 1A.
Risk Factors	55

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 5.
Other Information	55

Item 6.
Exhibits	56

Summary of Abbreviated Terms	57
Signatures	58
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2023	2022	2023	2022
Net product sales	$10,645	$10,813	$32,610	$33,606
Alliance and other revenues	321	405	919	1,147
Total Revenues	10,966	11,218	33,529	34,753

Cost of products sold(a)	2,506	2,353	7,948	7,544
Marketing, selling and administrative	2,003	1,930	5,699	5,548
Research and development	2,242	2,418	6,821	6,999
Acquired IPRD	80	30	313	763
Amortization of acquired intangible assets	2,256	2,418	6,769	7,252
Other (income)/expense, net	(258)	(140)	(787)	793
Total Expenses	8,829	9,009	26,763	28,899

Earnings before income taxes	2,137	2,209	6,766	5,854
Income tax provision	203	601	488	1,534
Net earnings	1,934	1,608	6,278	4,320
Noncontrolling interest	6	2	15	15
Net earnings attributable to BMS	$1,928	$1,606	$6,263	$4,305

Earnings per common share:
Basic	$0.94	$0.75	$3.01	$2.01
Diluted	0.93	0.75	2.99	2.00
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2023	2022	2023	2022
Net earnings	$1,934	$1,608	$6,278	$4,320
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	114	286	(7)	618
Pension and postretirement benefits	2	18	(9)	64
Marketable debt securities	(2)	—	(2)	(2)
Foreign currency translation	(13)	(153)	13	(253)
Total Other comprehensive income/(loss)	101	151	(5)	427

Comprehensive income	2,035	1,759	6,273	4,747
Comprehensive income attributable to noncontrolling interest	6	2	15	15
Comprehensive income attributable to BMS	2,029	1,757	6,258	4,732
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$7,514	$9,123
Marketable debt securities	171	130
Receivables	10,304	9,886
Inventories	2,436	2,339
Other current assets	7,207	5,795
Total Current assets	27,632	27,273
Property, plant and equipment	6,481	6,255
Goodwill	21,147	21,149
Other intangible assets	28,950	35,859
Deferred income taxes	1,514	1,344
Marketable debt securities	325	—
Other non-current assets	5,214	4,940
Total Assets	$91,263	$96,820

LIABILITIES
Current liabilities:
Short-term debt obligations	$5,467	$4,264
Accounts payable	2,813	3,040
Other current liabilities	15,182	14,586
Total Current liabilities	23,462	21,890
Deferred income taxes	399	2,166
Long-term debt	32,137	35,056
Other non-current liabilities	6,203	6,590
Total Liabilities	62,201	65,702

Commitments and Contingencies

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	44,849	45,165
Accumulated other comprehensive loss	(1,286)	(1,281)
Retained earnings	28,218	25,503
Less cost of treasury stock	(43,075)	(38,618)
Total BMS Shareholders’ equity	28,998	31,061
Noncontrolling interest	64	57
Total Equity	29,062	31,118
Total Liabilities and Equity	$91,263	$96,820
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net earnings	$6,278	$4,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	7,296	7,755
Deferred income taxes	(1,961)	(2,114)
Stock-based compensation	391	338
Impairment charges	226	144
Divestiture gains and royalties	(639)	(820)
Acquired IPRD	313	763
Equity investment losses	213	966
Other adjustments	260	179
Changes in operating assets and liabilities:
Receivables	(487)	(557)
Inventories	(554)	(28)
Accounts payable	(246)	(296)
Rebates and discounts	1,115	730
Income taxes payable	(1,647)	(310)
Other	(950)	(1,310)
Net cash provided by operating activities	9,608	9,760
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	692	5,205
Purchase of marketable debt securities	(1,057)	(3,566)
Proceeds from sales of equity investments	215	213
Capital expenditures	(879)	(772)
Divestiture and other proceeds	668	815
Acquisition and other payments, net of cash acquired	(588)	(4,170)
Net cash used in investing activities	(949)	(2,275)
Cash Flows From Financing Activities:
Short-term debt obligations, net	233	58
Issuance of long-term debt	—	5,926
Repayment of long-term debt	(1,879)	(11,431)
Repurchase of common stock	(5,155)	(5,585)
Dividends	(3,584)	(3,489)
Stock option proceeds and other, net	2	805
Net cash used in financing activities	(10,383)	(13,716)
Effect of exchange rates on cash, cash equivalents and restricted cash	(33)	(128)
Decrease in cash, cash equivalents and restricted cash	(1,757)	(6,359)
Cash, cash equivalents and restricted cash at beginning of period	9,325	14,316
Cash, cash equivalents and restricted cash at end of period	$7,568	$7,957
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2023 and December 31, 2022, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022 included in the 2022 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Net product sales	$10,645	$10,813	$32,610	$33,606
Alliance revenues	138	173	461	560
Other revenues	183	232	458	587
Total Revenues	$10,966	$11,218	$33,529	$34,753

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Gross product sales	$18,648	$17,606	$54,047	$51,555
GTN adjustments (a)
Charge-backs and cash discounts	(2,373)	(1,907)	(6,743)	(5,420)
Medicaid and Medicare rebates	(3,730)	(3,295)	(9,355)	(8,003)
Other rebates, returns, discounts and adjustments	(1,900)	(1,591)	(5,339)	(4,526)
Total GTN adjustments	(8,003)	(6,793)	(21,437)	(17,949)
Net product sales	$10,645	$10,813	$32,610	$33,606
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $18 million and $116 million for the three and nine months ended September 30, 2023 and $10 million and $207 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
In-Line Products
Eliquis	$2,705	$2,655	9,332	9,101
Opdivo	2,275	2,047	6,622	6,033
Pomalyst/Imnovid	872	886	2,551	2,620
Orencia	925	883	2,616	2,551
Sprycel	517	560	1,404	1,587
Yervoy	579	523	1,672	1,563
Mature and other products	476	514	1,415	1,563
Total In-Line Products	8,349	8,068	25,612	25,018
New Product Portfolio
Reblozyl	248	190	688	518
Abecma	93	107	372	263
Opdualag	166	84	437	148
Zeposia	123	69	301	171
Breyanzi	92	44	263	127
Onureg	43	32	121	87
Inrebic	29	21	81	62
Camzyos	68	5	143	8
Sotyktu	66	1	107	1
Total New Product Portfolio	928	553	2,513	1,385
Total In-Line Products and New Product Portfolio	9,277	8,621	28,125	26,403
Recent LOE Products(a)
Revlimid	1,429	2,420	4,647	7,718
Abraxane	260	177	757	632
Total Recent LOE Products	1,689	2,597	5,404	8,350
Total revenues	$10,966	$11,218	$33,529	$34,753

United States	$7,628	$7,941	$23,552	$23,903
International	3,153	3,062	9,462	10,216
Other(b)	185	215	515	634
Total revenues	$10,966	$11,218	$33,529	$34,753
(a)    Recent LOE Products include products with significant decline in revenue from the prior reporting period as a result of a loss of exclusivity.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $114 million and $355 million for the three and nine months ended September 30, 2023 and $119 million and $450 million for the three and nine months ended September 30, 2022, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Revenues from alliances
Net product sales	$2,762	$2,722	$9,614	$9,234
Alliance revenues	138	173	461	560
Total alliance revenues	$2,900	$2,895	$10,075	$9,794

To/(from) alliance partners
Cost of products sold	$1,330	$1,328	$4,650	$4,456
Marketing, selling and administrative	(52)	(53)	(190)	(160)
Research and development	1	6	81	40
Acquired IPRD	—	—	55	100
Other (income)/expense, net	(10)	(18)	(37)	(41)

Dollars in millions	September 30, 2023	December 31, 2022
Selected alliance balance sheet information
Receivables – from alliance partners	$209	$317
Accounts payable – to alliance partners	1,288	1,249
Deferred income – from alliances(a)	289	289
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2022 Form 10-K. Significant developments and updates related to alliances during the nine months ended September 30, 2023 and 2022 are set forth below.

BridgeBio

During the second quarter of 2022, BMS and BridgeBio commenced a collaboration to develop and commercialize BBP-398, a SHP2 inhibitor, in oncology. The transaction included an upfront payment of $90 million expensed to Acquired IPRD during the second quarter of 2022. BridgeBio is eligible to receive contingent development, regulatory and sales-based milestones up to $815 million, as well as royalties on global net sales, excluding certain markets. BridgeBio is responsible for funding and completing ongoing BBP-398 Phase I monotherapy and combination therapy trials. BMS is responsible for leading and funding all other development and commercial activities. BridgeBio has an option to co-develop BBP-398 and receive higher royalties in the U.S.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Mirati

In October 2023, BMS entered into a definitive merger agreement to acquire Mirati, a commercial stage targeted oncology company with a pipeline of clinical and commercial oncology medicines. The acquisition will provide BMS with rights to Krazati* (adagrasib) and MRTX1719, among other assets. Krazati* is a best-in-class inhibitor of KRASG12C mutation, which was approved by the FDA as a second-line treatment for patients with NSCLC and is in clinical development in combination with a PD-1 inhibitor as a first-line therapy for patients with NSCLC, as well as in other indications. MRTX1719, is a potential first-in-class MTA-cooperative PRMT5 inhibitor in Phase 1 development. BMS also will gain access to several other promising clinical and pre-clinical stage assets, including additional KRAS inhibitors and enabling programs.

BMS will acquire all of the issued and outstanding shares of Mirati's common stock for $58.00 per share in an all-cash transaction for a total consideration of $4.8 billion, including cash settlements of equity stock awards. Mirati shareholders will also receive one non-tradeable contingent value right for each share of Mirati common stock held, potentially worth $12.00 per share in cash for a total value of approximately $1.0 billion. The payout of the contingent value right is subject to the FDA acceptance of an NDA for MRTX1719 for the treatment of specific indications within seven years of the closing of the transaction. The transaction is expected to be accounted for as a business combination and is anticipated to close by the first half of 2024, subject to fulfillment of customary closing conditions, including approval of Mirati's shareholders and receipt of required regulatory approvals. The acquisition will be funded through a combination of cash-on-hand and debt proceeds.

Turning Point

In the third quarter of 2022, BMS acquired Turning Point for $4.1 billion of cash (or $3.3 billion net of cash acquired). Turning Point was a clinical-stage precision oncology company with a pipeline of investigational medicines designed to target the common mutations and alterations that drive cancer growth. The acquisition provided BMS rights to Turning Point's lead asset, repotrectinib, and other clinical and pre-clinical stage assets.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2023	2022	2023	2022	2023	2022
Diabetes business - royalties	$220	$205	$—	$—	$(217)	$(205)
Mature products and other	3	1	—	—	—	—
Total	$223	$206	—	$—	$(217)	(205)

	Nine Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2023	2022	2023	2022	2023	2022
Diabetes business - royalties	$621	$562	$—	$—	$(623)	$(595)
Mature products and other (a)	10	229	—	(211)	—	(2)
Total	$631	$791	$—	$(211)	$(623)	$(597)
(a)    Includes cash proceeds of $221 million and a divestiture gain of $211 million related to the sale of several mature products to Cheplapharm in the first quarter of 2022.

Mature Products and Other

Manufacturing Operations

During the second quarter of 2022, BMS agreed to sell its manufacturing facility in Syracuse, New York to LOTTE Corporation and accounted for the business as held-for-sale resulting in a $43 million impairment charge recorded to Cost of products sold. Assets and liabilities reclassified to held-for-sale were included within Other current assets and Other current liabilities and were $172 million and $20 million, respectively, as of December 31, 2022. In January 2023, BMS completed the sale resulting in cash proceeds of $159 million, which was received in December 2022.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Keytruda* royalties	$(315)	$(268)	$(878)	$(732)
Tecentriq* royalties	(24)	(24)	(78)	(68)
Contingent milestone income	—	—	(36)	(46)
Amortization of deferred income	(12)	(18)	(39)	(41)
Biohaven sublicense income	—	(55)	—	(55)
Other royalties and licensing income	(14)	(9)	(37)	(25)
Total	$(365)	$(374)	$(1,068)	$(967)

LianBio

During October 2023, BMS reacquired the rights for mavacamten in China and certain other Asian territories from LianBio for $350 million in cash. The cost for the reacquired rights will be reflected in Acquired IPRD during the fourth quarter of 2023 as mavacamten is currently in development and not approved for commercial use in China.

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

Dragonfly

During the first quarter of 2022, a Phase I development milestone for interleukin-12 ("IL-12") was achieved resulting in a $175 million payment to Dragonfly and an Acquired IPRD charge. During the first quarter of 2023, BMS notified Dragonfly of its termination of the global exclusive license related to Dragonfly’s IL-12. All rights to IL-12 were reverted back to Dragonfly effective April 2023.

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

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Interest expense (Note 10)	$280	$299	$850	$938
Royalty and licensing income (Note 4)	(365)	(374)	(1,068)	(967)
Royalty income - divestiture (Note 4)	(217)	(205)	(623)	(597)
Equity investment losses (Note 9)	—	14	213	966
Integration expenses (Note 6)	54	114	180	343
Loss on debt redemption (Note 10)	—	—	—	266
Divestiture gains (Note 4)	—	—	—	(211)
Litigation and other settlements	(61)	44	(393)	32
Investment income	(107)	(52)	(304)	(89)
Provision for restructuring (Note 6)	141	17	321	60
Other	17	3	37	52
Other (income)/expense, net	$(258)	$(140)	$(787)	$793

Litigation and Other Settlements

BeiGene Settlement

In August 2023, BMS and BeiGene, Ltd. ("BeiGene") entered into an agreement that settled all on-going disputes and claims between the parties, including those related to the Abraxane license and supply agreements and related arbitration proceedings as further described in "—Note 18. Legal Proceedings and Contingencies".

The agreement also provided for the termination of all contractual relationships between the parties, including the license and supply arrangements pertaining to Revlimid and Vidaza effective as of December 31, 2023, subject to BeiGene’s right to continue to sell all remaining inventory beyond that date. In consideration for the above, BMS agreed to transfer 23.3 million of BeiGene ordinary shares of common stock held under a share subscription agreement back to BeiGene resulting in $322 million of expense that was included in Other (income)/expense, net during the three months ended September 30, 2023. The expense was determined based on the closing price of the shares on the date of the transfer. In addition, the remaining BeiGene ordinary shares owned by BMS under the share subscription agreement were converted to American Depository Shares, which were subsequently sold during the three months ended September 30, 2023.

AstraZeneca Settlement

In July 2023, BMS entered into an agreement with AZ to settle all outstanding claims between the parties in the CTLA-4 litigation and the two PD-L1 antibody litigations, as further described in "—Note 18. Legal Proceedings and Contingencies". AZ will pay an aggregate of $560 million to BMS in four payments through September 2026, which will be subject to sharing arrangements with Ono and Dana-Farber. BMS's share is approximately $418 million, of which the net present value of $384 million was reflected in Other (income)/expense during the three months ended September 30, 2023.

Nimbus Change of Control Income

During the nine months ended September 30, 2023, $400 million of income was recorded in Other (income)/expense in connection with Nimbus' TYK2 program change of control provision. Refer to "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.

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

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisition of Celgene (2019), MyoKardia (2020) and Turning Point (2022). As part of these plans, the Company expects to incur charges of approximately $3.8 billion. Cumulative charges of approximately $3.5 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. The remaining charges related to the acquisition of Celgene are primarily related to IT system integration which are expected to be incurred through 2024.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
2023 Restructuring Plan	$149	$—	$380	$—
Celgene and Other Acquisition Plans	131	131	269	409
Total charges	$280	$131	$649	$409

Employee termination costs	$135	$16	$309	$57
Other termination costs	6	1	12	3
Provision for restructuring	141	17	321	60
Integration expenses	54	114	180	343
Accelerated depreciation	15	—	28	6
Asset impairments (a)	70	—	120	—
Total charges	$280	$131	$649	$409

Cost of products sold	$16	$—	$53	$—
Marketing, selling and administrative	65	—	85	6
Research and development	4	—	10	—
Other (income)/expense, net	195	131	501	403
Total charges	$280	$131	$649	$409
(a) Includes $65 million impairment charge for a facility lease that commenced during the three months ended September 2023.

The following summarizes the charges and spending related to restructuring plan activities:

	Nine Months Ended September 30,
Dollars in millions	2023	2022
Beginning balance	$47	$101
Provision for restructuring(a)	321	60
Foreign currency translation and other	(3)	(10)
Payments	(142)	(106)
Ending balance	$223	$45
(a)    Includes a reduction of the liability resulting from changes in estimates of $5 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Earnings before income taxes	$2,137	$2,209	$6,766	$5,854
Income tax provision	203	601	488	1,534
Effective tax rate	9.5%	27.2%	7.2%	26.2%

Provision for income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The reduction in the effective tax rate during the three months ended September 30, 2023 was primarily due to recently issued Section 174 guidance regarding deductibility of certain non-U.S. research and development expenses. The revised guidance resulted in a reduction of previously estimated income taxes attributed to 2022 which was reflected in the current quarter as well as a reduction in the estimated annual effective rates for 2023. Previously estimated income taxes for 2022 were reduced by approximately $240 million upon finalization of the U.S. Federal tax return primarily due to the aforementioned revised Section 174 guidance that was issued during the third quarter of 2023. In addition, the effective tax rate during the first nine months of 2023 was impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments, jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits, partially offset by the impact of changes in the Puerto Rico tax decree that eliminated a previously creditable excise tax. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code. Income tax payments were $4.1 billion and $3.9 billion for the nine months ended September 30, 2023 and 2022, respectively.

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

It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2023 could decrease in the range of approximately $40 million to $60 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2023	2022	2023	2022
Net earnings attributable to BMS	$1,928	$1,606	$6,263	$4,305

Weighted-average common shares outstanding – basic	2,057	2,133	2,083	2,137
Incremental shares attributable to share-based compensation plans	7	15	10	17
Weighted-average common shares outstanding – diluted	2,064	2,148	2,093	2,154

Earnings per common share
Basic	$0.94	$0.75	$3.01	$2.01
Diluted	0.93	0.75	2.99	2.00

The total number of potential shares of common stock excluded from the diluted earnings per common share computation because of the antidilutive impact was not material for the three and nine months ended September 30, 2023 and 2022.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2023			December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$5,545	$—	$—	$7,770	$—
Marketable debt securities
Certificates of deposit	—	2	—	—	32	—
Commercial paper	—	29	—	—	98	—
Corporate debt securities	—	442	—	—	—	—
U.S. Treasury securities	—	23	—	—	—	—
Derivative assets	—	467	—	—	305	—
Equity investments	291	55	—	424	680	—
Derivative liabilities	—	120	—	—	213	—
Contingent consideration liability
Contingent value rights	4	—	—	5	—	—
Other acquisition related contingent consideration	—	—	9	—	—	24

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

Marketable Debt Securities

The following table summarizes marketable debt securities:

	September 30, 2023				December 31, 2022
Dollars in millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$2	$—	$—	$2	$32	$—	$—	$32
Commercial paper	29	—	—	29	98	—	—	98
Corporate debt securities	445	—	(3)	442	—	—	—	—
U.S. Treasury securities	23	—	—	23	—	—	—	—
Total marketable debt securities(a)	$499	$—	$(3)	$496	$130	$—	$—	$130
(a)    All marketable debt securities mature within three years as of September 30, 2023, and one year as of December 31, 2022.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	September 30, 2023	December 31, 2022
Equity investments with readily determinable fair values	$346	$1,104
Equity investments without readily determinable fair values	654	537
Limited partnerships and other equity method investments	557	546
Total equity investments	$1,557	$2,187

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Equity investments with readily determinable fair values
Net loss recognized	15	75	203	927
Less: net (gain) loss recognized on investments sold	(86)	(1)	2	(17)
Net unrealized loss recognized on investments still held	101	76	201	944

Equity investments without readily determinable fair values
Upward adjustments	(3)	(64)	(9)	(70)
Impairments and downward adjustments	6	—	6	2
Equity in net (income)/loss of affiliates	(18)	3	13	107

Total equity investment losses	—	14	213	966

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without readily determinable fair values still held as of September 30, 2023 were $189 million and $67 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives
Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of September 30, 2023, assuming market rates remain constant through contract maturities, we expect to reclassify pre-tax gains of $179 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $5.0 billion for the euro contracts and $1.1 billion for Japanese yen contracts as of September 30, 2023.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of September 30, 2023.

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

Net Investment Hedges

Cross-currency swap contracts and foreign currency forward contracts of $1.8 billion as of September 30, 2023 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap and foreign currency forward contracts was primarily attributed to the Japanese yen of $650 million and euro of $794 million as of September 30, 2023.

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

During the three and nine months ended September 30, 2023, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	September 30, 2023				December 31, 2022
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$6,420	$326	$926	$(26)	$5,771	$271	$2,281	$(80)
Cross-currency swap contracts	584	12	626	(14)	—	—	584	(7)
Designated as net investment hedges
Foreign currency exchange contracts	416	20	—	—	—	—	—	—
Cross-currency swap contracts	481	23	947	(18)	72	1	1,157	(78)
Designated as fair value hedges
Interest rate swap contracts	—	—	3,755	(24)	—	—	255	(18)
Not designated as hedges
Foreign currency exchange contracts	2,048	86	1,486	(21)	1,564	33	1,703	(19)
Total return swap contracts (c)	—	—	359	(17)	—	—	322	(11)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(51)	$(40)	$(261)	$(100)
Cross-currency swap contracts	—	26	—	(2)
Interest rate swap contracts	—	—	—	(7)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(195)	$(61)	$(408)	$(136)
Cross-currency swap contracts	—	13	—	5
Interest rate swap contracts	—	(5)	—	(23)
The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income	$173	$548	$226	$1,149
Reclassified to Cost of products sold	(51)	(195)	(261)	(408)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income	(23)	(43)	5	(43)
Reclassified to Other (income)/expense, net	35	20	26	20
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	—	—	—	(3)
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income	59	71	94	135
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income	18	—	18	—
Non-derivatives designated as net investment hedges
Non-U.S. dollar borrowings gain/(loss):
Recognized in Other comprehensive income	—	40	(10)	123

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	September 30, 2023	December 31, 2022
Non-U.S. short-term debt obligations	$164	$176
Current portion of Long-term debt	4,873	3,897
Other	430	191
Total	$5,467	$4,264

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	September 30, 2023	December 31, 2022
Principal value	$36,329	$38,234
Adjustments to principal value:
Fair value of interest rate swap contracts	(24)	(18)
Unamortized basis adjustment from swap terminations	85	97
Unamortized bond discounts and issuance costs	(265)	(284)
Unamortized purchase price adjustments of Celgene debt	885	924
Total	$37,010	$38,953

Current portion of Long-term debt	$4,873	$3,897
Long-term debt	32,137	35,056
Total	$37,010	$38,953

The fair value of Long-term debt was $31.7 billion as of September 30, 2023 and $34.9 billion as of December 31, 2022 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the nine months ended September 30, 2023, $1.9 billion of debt matured and was repaid including $750 million 2.750% Notes, $890 million 3.250% Notes and $239 million 7.150% Notes.

During the nine months ended September 30, 2022, $4.8 billion of debt matured and was repaid including $1.5 billion 2.600% Notes, $500 million Floating Rate Notes, $750 million 2.000% Notes, $1.0 billion 3.250% Notes and $1.0 billion 3.550% Notes.

During the nine months ended September 30, 2022, BMS issued an aggregate principal amount of $6.0 billion of debt with net proceeds of $5.9 billion. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest. In addition, BMS purchased an aggregate principal amount of $6.0 billion of certain of its debt securities for $6.6 billion of cash in tender offers and "make-whole" redemptions. In connection with these transactions, a $266 million net loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

Interest payments were $932 million and $1.1 billion for the nine months ended September 30, 2023 and 2022, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of September 30, 2023, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2028, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of September 30, 2023 and December 31, 2022.

Note 11. RECEIVABLES

Dollars in millions	September 30, 2023	December 31, 2022
Trade receivables	$9,095	$8,848
Less: charge-backs and cash discounts	(661)	(675)
Less: allowance for expected credit loss	(27)	(22)
Net trade receivables	8,407	8,151
Alliance, royalties, VAT and other	1,897	1,735
Receivables	$10,304	$9,886

Non-U.S. receivables sold on a nonrecourse basis were $769 million and $809 million for the nine months ended September 30, 2023 and 2022, respectively. Receivables from the three largest customers in the U.S. represented 71% and 66% of total trade receivables as of September 30, 2023 and December 31, 2022, respectively.

Note 12. INVENTORIES

Dollars in millions	September 30, 2023	December 31, 2022
Finished goods	$533	$509
Work in process	2,289	1,850
Raw and packaging materials	461	464
Total inventories	$3,283	$2,823

Inventories	$2,436	$2,339
Other non-current assets	847	484

The fair value adjustment related to the Celgene acquisition was $84 million as of December 31, 2022 and was fully amortized in the second quarter of 2023.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	September 30, 2023	December 31, 2022
Land	$162	$162
Buildings	6,280	5,920
Machinery, equipment and fixtures	3,576	3,284
Construction in progress	1,114	1,053
Gross property, plant and equipment	11,132	10,419
Less accumulated depreciation	(4,651)	(4,164)
Property, plant and equipment	$6,481	$6,255
Depreciation expense was $151 million and $448 million for the three and nine months ended September 30, 2023 and $148 million and $434 million for the three and nine months ended September 30, 2022, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2022	$21,149
Currency translation and other adjustments	(2)
Balance at September 30, 2023	$21,147

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	September 30, 2023			December 31, 2022
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Licenses	5 – 15 years	$363	$(144)	$219	$400	$(128)	$272
Acquired marketed product rights	3 – 15 years	59,577	(37,794)	21,783	60,477	(31,949)	28,528
Capitalized software	3 – 10 years	1,639	(1,171)	468	1,555	(1,056)	499
IPRD		6,480	—	6,480	6,560	—	6,560
Total		$68,059	$(39,109)	$28,950	$68,992	$(33,133)	$35,859

Amortization expense of Other intangible assets was $2.3 billion and $6.9 billion during the three and nine months ended September 30, 2023 and $2.5 billion and $7.4 billion for the three and nine months ended September 30, 2022, respectively.

The other intangible assets impairments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
IPRD	$60	$58	$80	$98
Licenses	29	—	29	—
Total	$89	$58	$109	$98

IPRD impairment charges were recognized following decisions to discontinue development of investigational compounds in connection with the prioritization of pipeline opportunities and were recorded in Research and development expense. Licenses impairment charges were recognized for out-licensed assets following assessments of future economic benefits and were included in Other Income/(expense), net. The impairments represented full write-downs.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	September 30, 2023	December 31, 2022
Income taxes	$4,933	$3,547
Research and development	714	579
Contract assets	410	504
Restricted cash(a)	54	148
Other	1,096	1,017
Other current assets	$7,207	$5,795

Dollars in millions	September 30, 2023	December 31, 2022
Equity investments (Note 9)	$1,557	$2,187
Operating leases	1,367	1,220
Inventories	847	484
Pension and postretirement	296	285
Research and development	427	496
Restricted cash(a)	—	54
Receivables and convertible notes	432	—
Other	288	214
Other non-current assets	$5,214	$4,940
(a)    Restricted cash primarily consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted. As of September 30, 2022, restricted cash of $223 million was included in Cash, cash equivalents and restricted cash in the consolidated statement of cash flows.

Dollars in millions	September 30, 2023	December 31, 2022
Rebates and discounts	$7,782	$6,702
Income taxes	1,458	942
Employee compensation and benefits	876	1,425
Research and development	1,307	1,359
Dividends	1,160	1,196
Interest	371	321
Royalties	427	431
Operating leases	150	136
Other	1,651	2,074
Other current liabilities	$15,182	$14,586

Dollars in millions	September 30, 2023	December 31, 2022
Income taxes	$3,215	$3,992
Pension and postretirement	386	402
Operating leases	1,513	1,261
Deferred income	316	283
Deferred compensation	384	349
Other	389	303
Other non-current liabilities	$6,203	$6,590

Note 16. EQUITY

The following table summarizes changes in equity for the nine months ended September 30, 2023:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57
Net earnings	—	—	—	—	2,262	—	—	5
Other comprehensive loss	—	—	—	(87)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,197)	—	—	—
Share repurchase program	—	—	—	—	—	4	(250)	—
Stock compensation	—	—	(25)	—	—	(6)	60	—
Balance at March 31, 2023	2,923	$292	$45,140	$(1,368)	$26,568	823	$(38,808)	$62
Net earnings	—	—	—	—	2,073	—	—	4
Other comprehensive loss	—	—	—	(19)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,192)	—	—	—
Share repurchase program	—	—	—	—	—	13	(911)	—
Stock compensation	—	—	159	—	—	(2)	39	—
Distributions	—	—	—	—	—	—	—	(9)
Balance at June 30, 2023	2,923	292	45,299	(1,387)	27,449	834	(39,680)	57
Net Earnings	—	—	—	—	1,928	—	—	7
Other comprehensive income	—	—	—	101	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,159)	—	—	—
Stock repurchase program	—	—	(600)	—	—	56	(3,433)	—
Stock compensation	—	—	146	—	—	(1)	27	—
Convertible debt	—	—	4	—	—	—	11	—
Balance at September 30, 2023	2,923	$292	$44,849	$(1,286)	$28,218	889	$(43,075)	$64

The following table summarizes changes in equity for the nine months ended September 30, 2022:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
Net earnings	—	—	—	—	1,278	—	—	5
Other comprehensive income	—	—	—	39	—	—	—	—
Cash dividends declared $0.54 per share	—	—	—	—	(1,150)	—	—	—
Share repurchase program	—	—	(750)	—	—	65	(4,250)	—
Stock compensation	—	—	145	—	—	(18)	322	—
Balance at March 31, 2022	2,923	$292	$43,756	$(1,229)	$23,948	794	$(35,187)	$65
Net earnings	—	—	—	—	1,421	—	—	8
Other comprehensive income	—	—	—	237	—	—	—	—
Cash dividends declared $0.54 per share	—	—	—	—	(1,152)	—	—	—
Stock repurchase program	—	—	300	—	—	2	(300)	—
Stock compensation	—	—	319	—	—	(8)	195	—
Distributions	—	—	—	—	—	—	—	(12)
Balance at June 30, 2022	2,923	292	44,375	(992)	24,217	788	(35,292)	61
Net Earnings	—	—	—	—	1,606	—	—	2
Other comprehensive income	—	—	—	151	—	—	—	—
Cash dividends declared $0.54 per share	—	—	—	—	(1,148)	—	—	—
Stock repurchase program	—	—	450	—	—	12	(1,151)	—
Stock compensation	—	—	131	—	—	(1)	32	—
Balance at September 30, 2022	2,923	$292	$44,956	$(841)	$24,675	799	$(36,411)	$63

During the third quarter of 2023, BMS entered into accelerated share repurchase ("ASR") agreements to repurchase an aggregate amount of $4.0 billion of the Company's common stock. The ASR agreements were funded with cash on-hand and are expected to settle in the fourth quarter of 2023. Approximately 56 million shares of common stock (85% of the $4.0 billion aggregate repurchase price) were received by BMS and included in treasury stock as of September 30, 2023. The total number of shares to be repurchased under the ASR agreements will be based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. In addition, as part of its share repurchase program, BMS repurchased 17 million shares of its common stock for $1.2 billion during the nine months ended September 30, 2023. The remaining share repurchase capacity under the BMS share repurchase program was approximately $2.0 billion as of September 30, 2023.

During the first quarter of 2022, BMS entered into ASR agreements to repurchase an aggregate amount of $5.0 billion of the Company's common stock. The ASR agreements were funded with cash on-hand and 65 million shares of common stock (85% of the $5.0 billion aggregate repurchase price) were received by BMS and included in treasury stock. The remaining amounts in the ASR agreements were settled in two tranches during the second and third quarters of 2022 and 4 million shares of common stock were received by BMS and transferred to treasury stock.

The following table summarizes the changes in Other comprehensive income by component:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income/(loss)	$150	$(18)	$132	$231	$(31)	$200
Reclassified to net earnings(a)	(16)	(2)	(18)	(235)	28	(207)
Derivatives qualifying as cash flow hedges	134	(20)	114	(4)	(3)	(7)

Pension and postretirement benefits
Actuarial gains/(losses)	3	(1)	2	(10)	1	(9)

Marketable debt securities
Unrealized losses	(3)	1	(2)	(3)	1	(2)

Foreign currency translation	4	(17)	(13)	35	(22)	13

Other comprehensive income/(loss)	$138	$(37)	$101	$18	$(23)	$(5)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income	$505	$(66)	$439	$1,106	$(147)	$959
Reclassified to net earnings(a)	(175)	22	(153)	(391)	50	(341)
Derivatives qualifying as cash flow hedges	330	(44)	286	715	(97)	618

Pension and postretirement benefits
Actuarial gains	14	(4)	10	54	(11)	43
Amortization(b)	7	(1)	6	19	(4)	15
Settlements(b)	2	—	2	7	(1)	6
Pension and postretirement benefits	23	(5)	18	80	(16)	64

Marketable debt securities
Unrealized losses	—	—	—	(2)	—	(2)

Foreign currency translation	(131)	(22)	(153)	(201)	(52)	(253)

Other comprehensive income	$222	$(71)	$151	$592	$(165)	$427
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

Dollars in millions	September 30, 2023	December 31, 2022
Derivatives qualifying as cash flow hedges	$225	$232
Pension and postretirement benefits	(632)	(623)
Marketable debt securities	(2)	—
Foreign currency translation(a)	(877)	(890)
Accumulated other comprehensive loss	$(1,286)	$(1,281)
(a)Includes net investment hedge gains of $205 million and $125 million as of September 30, 2023 and December 31, 2022, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Cost of products sold	$14	$11	$38	$30
Marketing, selling and administrative	55	48	162	144
Research and development	63	56	191	164
Total Stock-based compensation expense	$132	$115	$391	$338

Income tax benefit(a)	$28	$23	$80	$67
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $1 million and $21 million for the three and nine months ended September 30, 2023, and $4 million and $63 million for the three and nine months ended September 30, 2022, respectively.

The number of units granted and the weighted-average fair value on the grant date for the nine months ended September 30, 2023 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	9.3	$60.52
Market share units	1.0	58.18
Performance share units	1.5	64.18

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$893	$63	$115
Expected weighted-average period in years of compensation cost to be recognized	2.8	2.9	1.8

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

Anti-PD-L1 and CTLA-4 — U.S.
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

On July 24, 2023, BMS entered into an agreement with AZ and AZ AB to settle all outstanding claims between them in the CTLA-4 litigation and the two PD-L1 antibody litigations described above. Refer to "—Note 5. Other (Income)/Expense, Net" for further information.

Eliquis - Europe
Lawsuits have been filed by generic companies in various countries in Europe seeking revocation of our composition-of-matter patents and Supplementary Protection Certificates ("SPCs") relating to Eliquis, and trials or preliminary proceedings have been held in certain of those cases.

In Finland, the court granted our request for a preliminary injunction prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement. A trial regarding Teva's challenge to the validity of the Finnish composition-of-matter patent and related SPC concluded on July 5, 2023, and a decision is expected sometime in the fourth quarter of 2023.

In France, a trial was held regarding Teva's challenge to the validity of the French composition-of-matter patent and related SPC, and a decision was issued on June 8, 2023, confirming their validity and rejecting Teva's claims. Teva has appealed the decision.

In Ireland, the court granted our request for a preliminary injunction prohibiting Teva from making, offering, putting on the market and/or using and/or importing or stocking for the aforesaid purposes, generic Eliquis products. The trial court's preliminary injunction decision was subsequently upheld by the Irish Court of Appeal. A trial regarding Teva's challenge to the validity of the Irish composition-of-matter patent and related SPC concluded on July 28, 2023, and a decision is expected sometime in the fourth quarter of 2023.

In the Netherlands, our requests for preliminary injunctions to prevent at-risk generic launches by Sandoz, Stada and Teva prior to full trials on the validity of the Dutch composition-of-matter patent and SPC were initially denied by the lower courts. However, in a judgment issued on August 15, 2023, the Dutch Court of Appeal overturned the decisions of the lower court, issued preliminary injunctions against Sandoz, Stada and Teva and ordered those companies to recall any generic Eliquis product from the Dutch market. Full trials regarding challenges to the validity of the Dutch composition-of-matter patent and related SPC by Sandoz began on October 13, 2023, and those related to Teva are scheduled to begin on January 12, 2024.

In Norway, a trial was held regarding Teva's challenge to the validity of the Norwegian composition-of-matter patent and related SPC, and a decision was issued on May 23, 2023, confirming their validity and rejecting Teva's claims. Teva has appealed the decision.

In Portugal, there are patent validity and infringement proceedings pending with multiple companies seeking to market generic versions of Eliquis. A trial regarding Mylan's challenge to the validity of the Portuguese composition-of-matter patent is scheduled to conclude November 29, 2023. In early September, Teva launched a generic Eliquis product on the Portuguese market. On September 15, 2023, BMS filed a request for a preliminary injunction against Teva at the Portuguese Intellectual Property Court.

In Spain, a trial regarding Teva's challenge to the validity of the Spanish composition-of-matter patent and related SPC was held on October 18-19, 2023.

In Sweden, a trial was held regarding Teva's challenge to the validity of the Swedish composition-of-matter patent and related SPC, and a decision was issued on November 2, 2022, confirming their validity and rejecting Teva's claims. Teva has appealed the decision.

In Switzerland, a trial regarding Teva's challenge to the validity of the Swiss composition-of-matter patent and related SPC is scheduled to begin on November 29, 2023.

In the UK, Sandoz and Teva filed lawsuits in the United Kingdom seeking revocation of the UK composition-of-matter patent and related SPC. BMS subsequently filed counterclaims for infringement in both actions. A combined trial took place in February 2022, and in a judgment issued on April 7, 2022, the judge found the UK apixaban composition-of-matter patent and related SPC invalid. BMS appealed the judgment and on May 4, 2023, the Court of Appeal upheld the lower court's decision. On June 1, 2023, BMS filed an application to appeal to the UK Supreme Court. Following the first instance decision in the UK, generic manufacturers have begun marketing generic versions of Eliquis in the UK.

In addition to the above, challenges to the validity of the composition-of-matter patent and related SPC are pending in Denmark, Italy, Poland, Czechia, Slovakia, Hungary, Bulgaria, Croatia, Greece and Lithuania.

Generic manufacturers may seek to market generic versions of Eliquis in additional countries in Europe prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe.

Inrebic - U.S.
In September 2023, BMS received a Notice Letter from Teva notifying BMS that Teva had filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Inrebic in the U.S. and challenging certain patents listed in the Orange Book for Inrebic. In response, in October 2023, BMS filed a patent infringement action against Teva in the U.S. District Court for the District of New Jersey.

Onureg – U.S.
BMS has received Notice Letters from Accord Healthcare, Inc. ("Accord"), MSN Laboratories Private Limited ("MSN"), Teva Pharmaceuticals, Inc. ("Teva") and Natco Pharma Limited ("Natco"), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging U.S. Patent Nos. 11,571,436 (the "'436 Patent") and 8,846,628 (the "'628 Patent"), FDA Orange Book-listed formulation patents covering Onureg, which expire in 2029 and 2030, respectively. In response, BMS has filed a patent infringement action against Accord, MSN, Teva and Natco in the U.S. District Court for the District of Delaware. In August 2023, the Accord and MSN actions were consolidated, and a trial has been scheduled to begin on September 23, 2024. No trial dates have been scheduled for the Teva or Natco actions.

In February 2023, Apotex Inc. filed a request for inter partes review ("IPR") of the '628 Patent. On July 20, 2023, the USPTO granted Apotex's request to institute an IPR of the '628 Patent.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited ("GenRx") obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex ("GenRx-Apotex"). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi's Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi's injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia ("Full Court") appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($289 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing concluded in February 2021. On June 26, 2023, the appeal court issued a ruling in BMS and Sanofi's favor, upholding the lower court's decision. The Australian government is seeking leave to appeal the decision to the High Court of Australia.

Revlimid - U.S.
In April 2023, Celgene received a Notice Letter from Deva Holdings A.S. ("Deva") notifying Celgene that Deva has filed an ANDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, on May 31, 2023, Celgene initiated a patent infringement action against Deva in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. On October 23, 2023, BMS entered into a confidential settlement agreement with Deva, settling all outstanding claims in the litigation with Deva. In September 2023, Celgene received a Notice Letter from Accord Healthcare, Inc. ("Accord") notifying Celgene that Accord has filed an ANDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, on October 19, 2023, Celgene initiated a patent infringement action against Accord in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. On October 19, 2023, BMS entered into a confidential settlement agreement with Accord, settling all outstanding claims in the litigation with Accord.

Sprycel - U.S.
BMS has received Notice Letters from Xspray Pharma AB ("Xspray"), Nanocopoeia, LLC ("Nanocopoeia"), Handa Oncology, LLC ("Handa") and Zydus Pharmaceuticals ("Zydus"), each notifying BMS that it has filed applications containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. In May 2022, BMS filed a patent infringement action against Nanocopoeia in the U.S. District Court for the District of Minnesota. In November 2022, BMS filed a patent infringement action against Handa in the U.S. District Court for the Northern District of California. On March 24, 2023, the Minnesota court denied a motion that Nanocopoeia had filed seeking a judgment based on the pleadings. On June 16, 2023, BMS entered into a confidential settlement agreement with Handa, settling all outstanding claims in the litigation. On September 13, 2023, BMS entered into a confidential settlement agreement with XSpray, settling all outstanding claims in the litigation. On October 10, 2023, BMS entered into a confidential settlement agreement with Nanocopoeia, settling all outstanding claims in the litigation. In October 2023, BMS filed a patent infringement action against Zydus in the U.S. District Court for the District of New Jersey.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS appealed the decision. On March 15, 2023, the Hawaii Supreme Court issued its decision, reversing in part and affirming in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination. A new bench trial concluded on October 16, 2023.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. Cases were filed in state and federal courts in the United States. Pursuant to a previously disclosed master settlement agreement and settlement related court orders, the vast majority of the cases in the United States were resolved or dismissed. Eleven inactive cases remain pending in state courts in New Jersey. There are also eleven cases pending in Canada (four class actions and seven individual injury claims), two of which are active (the certified class actions in Quebec and Ontario).

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all the federal Onglyza* cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims were pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco ("JCCP"). The JCCP court granted summary judgment to defendants in March 2022, a decision which was affirmed by the California Court of Appeal. The California Supreme Court declined to review the decision in July 2023. In the MDL, the court granted defendants' motion to exclude plaintiffs' only general causation expert on January 5, 2022 and granted summary judgment on August 2, 2022. Plaintiffs filed their Notice of Appeal on December 2, 2022. The appeal remains pending in the Sixth Circuit. As part of BMS's global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the "Celgene Securities Class Action"). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene's 2020 outlook and projected sales of Otezla*, and (3) the new drug application for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff''s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In March 2023, the Court granted the defendants leave to file a motion for summary judgment, the briefing for which was completed in June 2023. On September 8, 2023, the Court granted in part and denied in part defendants' motion for summary judgment.

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

The California Public Employees' Retirement System in April 2021 (the "CalPERS Action"); DFA Investment Dimensions Group Inc., on behalf of certain of its funds; and American Century Mutual Funds, Inc., on behalf of certain of its funds, in July 2021 (respectively the "DFA Action" and the "American Century Action"), and GIC Private Limited in September 2021 (the "GIC Action"), filed separate individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions. In October 2021, these actions were consolidated for pre-trial proceedings with the Schwab Action. The Court also consolidated any future direct actions raising common questions of law and fact with the Schwab Action (the "Consolidated Schwab Action"). On October 2, 2023, defendants filed a motion for partial summary judgment in the Consolidated Schwab Action.

No trial dates have been scheduled in any of the above Celgene Securities Litigations.

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement ("CVR Agreement") entered into in connection with the closing of BMS's acquisition of Celgene Corporation in November 2019. The successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use "diligent efforts" to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby allegedly avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the successor trustee. The successor trustee seeks damages in an amount to be determined at trial and other relief, including interest and attorneys' fees. BMS disputes the successor trustee's allegations. BMS filed a motion to dismiss the successor trustee's complaint, which was denied on June 24, 2022.

In October 2021, alleged former Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") relating to the joint proxy statement. That action later was consolidated with another action filed in the same court, and a consolidated complaint thereafter was filed asserting claims on behalf of a class of CVR acquirers, whether in the BMS merger with Celgene or otherwise, for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and sections 10(b), 14(a) and 20(2) of the Exchange Act. The complaint alleged that the February 22, 2019 joint proxy statement was materially false or misleading because it failed to disclose that BMS allegedly had no intention to obtain FDA approval for liso-cel (Breyanzi) by the applicable milestone date in the CVR Agreement and that certain statements made by BMS or certain BMS officers in periodic SEC filings, earnings calls, press releases, and investor presentations between December 2019 and November 2020 were materially false or misleading for the same reason. Defendants moved to dismiss the complaint. On March 1, 2023, the Court entered an opinion and order granting defendants' motion and dismissed the complaint in its entirety. The claims under Sections 11, 12(a)(2), and 15 of the Securities Act and Section 14(a) of the Exchange Act were dismissed with prejudice. The claims under Sections 10(a) and 20(a) of the Exchange Act were dismissed with leave to file a further amended complaint, which plaintiffs filed on April 14, 2023. Defendants moved to dismiss the amended complaint and briefing on the motion was completed on June 23, 2023. The motion is currently pending before the Court.

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. Defendants have moved to stay the action pending resolution of the federal action or, in the alternative, to dismiss the complaint. In lieu of responding to the motion, the plaintiff filed an amended complaint on June 15, 2023. Defendants again filed a motion to stay or, in the alternative, to dismiss the amended complaint on July 13, 2023. Briefing on that motion was completed on August 24, 2023.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene's former chairman and chief executive officer. Defendants moved to stay the action pending resolution of the federal action and, in the alternative, to dismiss the complaint. On February 17, 2023, the Court granted defendants' motion to stay and declined to reach the merits of defendants' motion to dismiss. On October 9, 2023, the plaintiff filed a motion to vacate the stay.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against the U.S. Department of Health & Human Services and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. On August 29, 2023, the government selected Eliquis for this program. In its lawsuit, BMS argues that this program violates the Fifth Amendment, which requires the government to pay just compensation if it takes property for public use, by requiring pharmaceutical manufacturers to provide medicines to third parties at prices set by the government, without any requirement that those prices reflect fair market value. BMS also argues that this program violates the First Amendment right to free speech by requiring manufacturers to state publicly that the government's price setting is a true negotiation that resulted in a fair price, even if it was not. On August 16, 2023, BMS filed a motion for summary judgment.

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

In March 2019, Humana Inc. ("Humana"), which opted out of the above settlement, filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana's complaint makes largely the same claims and allegations as were made in the now settled Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys' fees and costs. In May 2019, Celgene filed a motion to dismiss Humana's complaint. In April 2022, the Court issued an order denying Celgene's motion to dismiss. That order addressed only Celgene's argument that certain of Humana's claims were barred by the statute of limitations. The Court's order did not address Celgene's other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS subsequently filed a motion to dismiss Humana's amended complaint. On August 18, and September 8, 2023, the Court held argument on Celgene and BMS' motion. No trial date has been scheduled.

United HealthCare Services, Inc. ("UHS"), Blue Cross Blue Shield Association ("BCBSA"), BCBSM Inc., Health Care Service Corporation ("HCSC"), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation ("Cigna"), Molina Healthcare, Inc. ("Molina") and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, "MSP")) filed lawsuits making largely the same claims and allegations as were made in the now-settled class action litigation and in the Humana opt-out action. Certain of the matters have made additional claims related to copay assistance for Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey. Celgene and BMS's motion to dismiss the Humana amended complaint applies to these other opt‑out actions as well, and these other opt‑out actions will proceed as described above with respect to that Humana opt-out action. No trial dates have been scheduled.

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

In October 2023, two healthcare systems—the Mayo Clinic and LifePoint Corporate Services, General Partnership—filed a lawsuit against Celgene, BMS and certain generic manufacturers in the U.S. District Court for the Northern District of California. Plaintiffs pursue claims based on their alleged purchases of and reimbursement for Revlimid and generic lenalidomide, and also claim to proceed based on assignments of claims from their subsidiaries and affiliates. The action makes largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now-settled class action litigation, and seeks injunctive relief and damages under the Sherman Antitrust Act and parallel state laws. No trial date has been scheduled.

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

BeiGene initiated an arbitration proceeding against Celgene Logistics and BMS at the International Chamber of Commerce in June 2020, asserting various claims, including breach of contract under the LSA. In October 2021, Celgene Logistics delivered notice to BeiGene terminating the LSA with respect to Abraxane. On August 1, 2023, BMS, Celgene Logistics, and certain of their affiliates entered into a Settlement and Termination Agreement with BeiGene relating to the termination of the parties' ongoing contractual relationships, the arbitration proceeding, other contracts entered into by the parties, as well as resolving other disputes and potential disputes between the parties. The arbitration was subsequently dismissed.

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

Pomalyst Antitrust Class Action
In September 2023, certain health insurance companies filed an action on behalf of a putative class of end-payor plaintiffs against Celgene, BMS, and certain generic pharmaceutical manufacturers in the U.S. District Court for the Southern District of New York. The class complaint asserts claims under federal antitrust law and state antitrust, consumer protection, and unjust enrichment laws based on allegations that Celgene and BMS engaged in anticompetitive conduct related to pomalidomide in the United States, including by allegedly engaging in fraud before the USPTO in the acquisition of patents that cover the use of pomalidomide, by filing sham patent litigations against generic pharmaceutical companies seeking to market generic pomalidomide, and by entering into unlawful patent litigation settlements with certain generic pharmaceutical companies seeking to market generic pomalidomide. No trial date has been scheduled.

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

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $81 million as of September 30, 2023, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are to continue to renew and diversify our portfolio through launching new medicines, advancing our early, mid and late-stage pipeline, and executing disciplined business development. Our focus is on discovering, developing and delivering transformational medicines for patients facing serious diseases in the following core therapeutic areas: (i) oncology with a priority in certain tumor types; (ii) hematology with opportunities to broaden our franchise and sustain a leadership position in multiple myeloma; (iii) immunology with priorities in psoriasis, lupus, RA, inflammatory bowel diseases and fibrotic lung diseases; (iv) cardiovascular disease; and (v) neuroscience with a focus on neurodegenerative disease. We are working on accelerating our drug development and delivery of our innovative medicines to patients, enhancing our commercial operating model, as well as enhancing flexibility and reliability of our manufacturing network. We are committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. We remain committed to maintaining a strong investment grade credit rating and returning capital to shareholders. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2022 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In 2023, we received approvals for initial and additional indications for the following marketed products in major markets (the U.S., EU and Japan), which further expanded our geographical reach in immunology, hematology and oncology including: (i) U.S. and EC approval of Opdivo expanding upon the existing adjuvant treatment for melanoma patients; (ii) FDA approval of Reblozyl in the first-line setting for the treatment of anemia in MDS and EC approval for an additional indication for anemia associated with non-transfusion-dependent beta thalassemia; (iii) approvals in Japan and by the EC of Opdivo in combination with chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC; (iv) approval of Camzyos for the treatment of symptomatic obstructive HCM by the EC; (v) approval of Breyanzi for the second-line treatment of diffuse large B-cell lymphoma by the EC; and (vi) approval for Sotyktu for moderate-to-severe plaque psoriasis by the EC. We continue expanding our commercial CAR-T manufacturing network through the FDA approval of our Devens, MA facility in June 2023. In October 2023, we entered into a definitive merger agreement to acquire Mirati, a commercial stage targeted oncology company with a pipeline of commercial, clinical and pre-clinical stage oncology medicines and assets, including Krazati*, a best-in-class inhibitor of KRASG12C mutation, which was approved by the FDA as a second-line treatment for patients with NSCLC, and MRTX1719, a potential first-in-class MTA-cooperative PRMT5 inhibitor in Phase 1 development, among others.

Revenues decreased by 4% for the nine months ended September 30, 2023 primarily due to lower Revlimid sales driven by the previously disclosed generic erosion and increase in patients receiving free drug product for Revlimid, and to a lesser extent, Pomalyst, from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates product, and foreign exchange impacts of 1% partially offset by higher sales in our New Product Portfolio and In-Line Products (primarily Opdivo). The $0.99 increase in GAAP EPS was primarily driven by the impact of certain specified items, including lower losses on equity investments and amortization of intangible assets, litigation and other settlement income and a deferred income tax benefit related to a non-U.S. tax ruling. After adjusting for specified items, non-GAAP EPS decreased $0.08 primarily as a result of lower revenues, partially offset by lower Acquired IPRD charges, net interest expense, effective income tax rate and weighted average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2023	2022	2023	2022
Total Revenues	$10,966	$11,218	$33,529	$34,753

Diluted earnings per share
GAAP	$0.93	$0.75	$2.99	$2.00
Non-GAAP	2.00	1.99	5.80	5.88

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2023 as of October 26, 2023:

Product	Date	Approval

Opdivo	October 2023	FDA approval of Opdivo for the adjuvant treatment of adult and pediatric patients 12 years and older with completely resected stages IIB and IIC melanoma.

Reblozyl	August 2023
FDA approval of Reblozyl as first-line treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may also require red blood cell transfusions.

Opdivo	August 2023	EC approval of Opdivo for the adjuvant treatment of adult and pediatric patients 12 years and older with completely resected stages IIB and IIC melanoma.

Opdivo	June 2023
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

Refer to "—Product and Pipeline Developments" for the developments in our marketed products and late-stage pipeline since the start of the third quarter of 2023.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	2023	2022	% Change	Foreign Exchange(b)	2023	2022	% Change	Foreign Exchange(b)
United States	$7,628	$7,941	(4)%	—%	$23,552	$23,903	(1)%	—%
International	3,153	3,062	3%	1%	9,462	10,216	(7)%	(2)%
Other(a)	185	215	(14)%	N/A	515	634	(19)%	N/A
Total	$10,966	$11,218	(2)%	1%	$33,529	$34,753	(4)%	(1)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues decreased 4% during the third quarter of 2023 and 1% year-to-date, primarily due to lower Revlimid sales driven by the previously disclosed generic erosion and increase in patients receiving free drug product for Revlimid, and to a lesser extent, Pomalyst, from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates product, partially offset by an increase in demand for our In-Line Products and New Product Portfolio. Average U.S. net selling prices decreased 1% year-to-date compared to the same period a year ago.

International

•International revenues increased 3% during the third quarter of 2023 primarily due to Opdivo and New Product Portfolio and foreign exchange, partially offset by lower average net selling prices.

•International revenues decreased 7% year-to-date primarily due to Revlimid and Eliquis generic erosion, lower average net selling prices and foreign exchange, partially offset by Opdivo and New Product Portfolio.

No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2023 and 2022. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
Gross product sales	$18,648	$17,606	6%	$54,047	$51,555	5%
GTN adjustments
Charge-backs and cash discounts	(2,373)	(1,907)	24%	(6,743)	(5,420)	24%
Medicaid and Medicare rebates	(3,730)	(3,295)	13%	(9,355)	(8,003)	17%
Other rebates, returns, discounts and adjustments	(1,900)	(1,591)	19%	(5,339)	(4,526)	18%
Total GTN adjustments	(8,003)	(6,793)	18%	(21,437)	(17,949)	19%
Net product sales	$10,645	$10,813	(2)%	$32,610	$33,606	(3)%

GTN adjustments percentage	43%	38%	5%	40%	35%	5%
U.S.	49%	43%	6%	45%	40%	5%
Non-U.S.	20%	18%	2%	20%	17%	3%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $18 million and $116 million for the three and nine months ended September 30, 2023 and $10 million and $207 million for the three and nine months ended September 30, 2022, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to product mix and higher government channel rebates.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
In-Line Products
Eliquis	$2,705	$2,655	2%	$9,332	$9,101	3%
U.S.	1,799	1,729	4%	6,693	6,068	10%
Non-U.S.	906	926	(2)%	2,639	3,033	(13)%

Opdivo	2,275	2,047	11%	6,622	6,033	10%
U.S.	1,352	1,243	9%	3,872	3,547	9%
Non-U.S.	923	804	15%	2,750	2,486	11%

Pomalyst/Imnovid	872	886	(2)%	2,551	2,620	(3)%
U.S.	610	640	(5)%	1,725	1,813	(5)%
Non-U.S.	262	246	7%	826	807	2%

Orencia	925	883	5%	2,616	2,551	3%
U.S.	719	682	5%	1,988	1,928	3%
Non-U.S.	206	201	2%	628	623	1%

Sprycel	517	560	(8)%	1,404	1,587	(12)%
U.S.	406	402	1%	1,029	1,079	(5)%
Non-U.S.	111	158	(30)%	375	508	(26)%

Yervoy	579	523	11%	1,672	1,563	7%
U.S.	362	322	12%	1,045	959	9%
Non-U.S.	217	201	8%	627	604	4%

Mature and other products	476	514	(7)%	1,415	1,563	(9)%
U.S.	191	191	—%	570	565	1%
Non-U.S.	285	323	(12)%	845	998	(15)%

Total In-Line Products	8,349	8,068	3%	25,612	25,018	2%
U.S.	5,439	5,209	4%	16,922	15,959	6%
Non-U.S.	2,910	2,859	2%	8,690	9,059	(4)%

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
New Product Portfolio
Reblozyl	248	190	31%	688	518	33%
U.S.	200	156	28%	537	434	24%
Non-U.S.	48	34	41%	151	84	80%

Abecma	93	107	(13)%	372	263	41%
U.S.	69	75	(8)%	302	203	49%
Non-U.S.	24	32	(25)%	70	60	17%

Opdualag	166	84	98%	437	148	*
U.S.	162	84	93%	430	148	*
Non-U.S.	4	—	N/A	7	—	N/A

Zeposia	123	69	78%	301	171	76%
U.S.	96	50	92%	223	119	87%
Non-U.S.	27	19	42%	78	52	50%

Breyanzi	92	44	*	263	127	*
U.S.	77	35	*	218	109	100%
Non-U.S.	15	9	67%	45	18	*

Onureg	43	32	34%	121	87	39%
U.S.	30	24	25%	86	68	26%
Non-U.S.	13	8	63%	35	19	84%

Inrebic	29	21	38%	81	62	31%
U.S.	19	17	12%	55	52	6%
Non-U.S.	10	4	*	26	10	*

Camzyos	68	5	*	143	8	*
U.S.	67	5	*	142	8	*
Non-U.S.	1	—	N/A	1	—	N/A

Sotyktu	66	1	*	107	1	*
U.S.	62	1	*	101	1	*
Non-U.S.	4	—	N/A	6	—	N/A

Total New Product Portfolio	928	553	68%	2,513	1,385	81%
U.S.	782	447	75%	2,094	1,142	83%
Non-U.S.	146	106	38%	419	243	72%

Total In-Line Products and New Product Portfolio	9,277	8,621	8%	28,125	26,403	7%
U.S.	6,221	5,656	10%	19,016	17,101	11%
Non-U.S.	3,056	2,965	3%	9,109	9,302	(2)%

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
Recent LOE Products(a)
Revlimid	1,429	2,420	(41)%	4,647	7,718	(40)%
U.S.	1,226	2,170	(44)%	4,004	6,338	(37)%
Non-U.S.	203	250	(19)%	643	1,380	(53)%

Abraxane	260	177	47%	757	632	20%
U.S.	181	115	57%	532	464	15%
Non-U.S.	79	62	27%	225	168	34%

Total Recent LOE Products	1,689	2,597	(35)%	5,404	8,350	(35)%
U.S.	1,407	2,285	(38)%	4,536	6,802	(33)%
Non-U.S.	282	312	(10)%	868	1,548	(44)%

Total Revenues	$10,966	$11,218	(2)%	$33,529	$34,753	(4)%
U.S.	$7,628	$7,941	(4)%	$23,552	$23,903	(1)%
Non-U.S.	$3,338	$3,277	2%	$9,977	$10,850	(8)%
*    Change in excess of 100%.
(a)    Recent LOE Products includes products with significant decline in revenue from a prior reporting period as a result of a loss of exclusivity.

In-Line Products

Eliquis (apixaban) — an oral Factor Xa inhibitor, indicated for the reduction in risk of stroke/systemic embolism in non-valvular atrial fibrillation and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 4% during the third quarter of 2023 and 10% year-to-date primarily due to higher demand, partially offset by lower average net selling prices, including higher GTN adjustments due to product mix in 2023. A majority of Eliquis patients enter the coverage gap during the third and fourth quarters, which is expected to result in lower revenues during the second half of the year.

•International revenues decreased 2% during the third quarter of 2023 and 13% year-to-date primarily due to lower average net selling price, generic erosion in the UK and Canada partially offset by foreign exchange impact of 4% in the third quarter. Generic erosion had a more significant impact in the first half of 2023. The decrease in international revenues year-to-date included foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased by 6% and 12%, respectively.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe and the court decision in the United Kingdom finding the UK apixaban composition-of-matter patent and related SPC invalid, generic manufacturers have begun marketing generic versions of Eliquis in the UK and in Portugal, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which has led to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. Most recently, in France, Norway and Sweden, courts held in BMS's favor, confirming the validity of the composition of matter patent and related SPCs in those countries. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and natural killer T cells that has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, hepatocellular carcinoma, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

•U.S. revenues increased 9% during both the third quarter of 2023 and year-to-date primarily due to higher demand across multiple indications and to a lesser extent higher average net selling prices. The higher demand was related to the following indications: the Opdivo+Yervoy combinations for NSCLC, various gastric, esophageal and bladder cancers.

•International revenues increased 15% during the third quarter of 2023 and 11% year-to-date due to higher demand as a result of additional indication launches and core indications and to a lesser extent lower average net selling prices. The year-to-date revenue increase was partially offset by foreign exchange impact of 3%. Excluding foreign exchange impacts, revenues increased 15% and 14%, respectively.

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

•U.S. revenues decreased 5% during both the third quarter of 2023 and year-to-date due to an increase in the number of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, partially offset by higher average net selling prices.

•International revenues increased 7% during the third quarter of 2023 and 2% year-to-date primarily due to higher demand and foreign exchange impacts of 3% partially offset by lower average net selling prices in the third quarter. The year-to-date revenues increase was partially offset by lower average net selling prices and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues increased by 4% in both periods.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and psoriatic arthritis and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•U.S. revenues increased 5% during the third quarter of 2023 and 3% year-to-date primarily due to higher demand. Year-to-date was also impacted by lower average net selling prices.

•International revenues increased 2% during the third quarter of 2023 and 1% year-to-date due to higher demand and in the third quarter, foreign exchange impacts of 1%. The year-to-date revenue increase was also partially offset by foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased by 1% and 4%, respectively.

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

•U.S. revenues increased 1% during the third quarter of 2023 due to increased demand partially offset by lower average net selling prices.
•U.S. revenues decreased 5% year-to-date due to lower average selling price driven by unfavorable prior period GTN adjustments.

•International revenues decreased 30% during the third quarter of 2023 and 26% year-to-date primarily due to lower demand as a result of generic erosion, lower average net selling price and foreign exchange impacts of 1% and 3%, respectively. Excluding foreign exchange impacts, revenues decreased by 29% and 23%, respectively.

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

•U.S. revenues increased 12% during the third quarter of 2023 and 9% year-to-date primarily due to higher demand and average net selling prices.

•International revenues increased 8% during the third quarter of 2023 and 4% year-to-date primarily due to higher demand as a result of additional indication launches and core indications and foreign exchange impacts of 2% during the third quarter of 2023. The year-to-date increase was partially offset by lower average net selling price and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased by 6% and 7%, respectively.

Mature and other products — includes all other products, including those which have lost exclusivity in major markets, OTC products, royalty revenue and mature products.

•International revenues decreased 12% during the third quarter of 2023 and 15% year-to-date primarily due to continued generic erosion, lower average net selling prices and foreign exchange impacts of 1% and 2%, respectively. Excluding foreign exchange impacts, revenues decreased by 11% and 13%, respectively.

New Product Portfolio

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in i) adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions, ii) adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require red blood cell transfusions, as well as iii) adult patients without previous erythropoiesis stimulating agent use (ESA-naïve) with very low- to intermediate-risk MDS who may require regular red blood cell transfusions, regardless of ring sideroblast status. Reblozyl was launched in November 2019.

•U.S. revenues increased 28% during the third quarter of 2023 and 24% year-to-date primarily due to higher demand.

Abecma (idecabtagene vicleucel) — is a B-cell maturation antigen-directed ("BCMA") genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody. Abecma was launched in May 2021.

•U.S. revenues decreased 8% during the third quarter of 2023 resulting from a planned facility maintenance and lower demand due to increased competition in BCMA targeted therapies, partially offset by higher average net selling prices.

•U.S. revenues increased 49% year-to-date primarily due to higher demand enabled by additional manufacturing capacity.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a lymphocyte activation gene-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma. Opdualag was launched in March 2022.

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

Onureg (azacitidine) — an oral hypomethylating agent that incorporates into DNA and RNA, indicated for continued treatment of adult patients with acute myeloid leukemia who achieved first complete remission or complete remission with incomplete blood count recovery following intensive induction chemotherapy and are not able to complete intensive curative therapy. Onureg was launched in September 2020.

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

•U.S. revenues decreased 44% during the third quarter of 2023 and 37% year-to-date primarily due to generic erosion and an increase in the number of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, and to a lesser extent lower average net selling prices.

•International revenues decreased 19% during the third quarter of 2023 and 53% year-to-date primarily due to generic erosion across several European countries and foreign exchange impacts of 1%. The year-to-date decrease was also impacted by lower average net selling prices. Excluding foreign exchange impacts, revenues decreased by 18% and 52%, respectively.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. In the EU, generic lenalidomide products have entered the market. Global revenues for Revlimid are expected to decline to approximately $6.0 billion in 2023.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues increased 57% during the third quarter of 2023 and 15% year-to-date primarily due to higher branded sales resulting from lower authorized generic sales.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "— SEC Consent Order" in our 2022 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of September 30, 2023, for our U.S. distribution channels, and June 30, 2023, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 86% of total gross sales of U.S. products during the nine months ended September 30, 2023. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the nine months ended September 30, 2023 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2023	2022	% Change	2023	2022	% Change
Cost of products sold(a)	$2,506	$2,353	7%	$7,948	$7,544	5%
Marketing, selling and administrative	2,003	1,930	4%	5,699	5,548	3%
Research and development	2,242	2,418	(7)%	6,821	6,999	(3)%
Acquired IPRD	80	30	*	313	763	(59)%
Amortization of acquired intangible assets	2,256	2,418	(7)%	6,769	7,252	(7)%
Other (income)/expense, net	(258)	(140)	84%	(787)	793	*
Total Expenses	$8,829	$9,009	(2)%	$26,763	$28,899	(7)%
*    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $153 million in the third quarter of 2023 and $404 million year-to-date primarily due to lower hedging settlement gains ($143 million in the quarter and $147 million year-to-date) and higher royalty and profit sharing ($28 million in the quarter and $270 million year-to-date). Year-to-date also included the offsetting impacts of higher CAR-T cell therapy inventory charges and the elimination of the Puerto Rico excise tax ($164 million).

Marketing, Selling and Administrative

Marketing, selling and administrative expense increased by $73 million in the third quarter of 2023 primarily driven by higher advertising and promotion costs to support new product launches, a lease impairment in 2023 ($65 million) and timing of charitable giving ($90 million), partially offset by the cash settlement of Turning Point unvested stock awards ($73 million) in 2022.

Marketing, selling and administrative expense increased by $151 million year-to-date primarily due to higher advertising and promotion costs to support new product launches, and consulting costs supporting corporate initiatives, a lease impairment in 2023 ($65 million), partially offset by timing of charitable giving ($60 million) and cash settlement of Turning Point unvested stock awards ($73 million).

Research and Development

Research and development expense decreased by $176 million in the third quarter of 2023 and $178 million year-to-date, primarily due to lower clinical grants and supplies in 2023 and the cash settlement of Turning Point unvested stock awards ($80 million) in 2022. Year-to-date also included the impacts of the unwinding of inventory purchase price adjustments for clinical use ($130 million) in 2022, partially offset by the purchase of a priority review voucher ($95 million) in 2023.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Mavacamten royalty extinguishment	$—	$—	$—	$295
Dragonfly milestone	—	—	—	175
Prothena opt-in license fee	—	—	55	—
Immatics upfront license fee	—	—	15	150
Evotec designation and opt-in license fees	—	—	90	—
BridgeBio upfront license fee	—	—	—	90
Zenas upfront license fee	50	—	50	—
Other	30	30	103	53
Acquired IPRD charges	$80	$30	$313	$763

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $162 million in the third quarter of 2023 and $483 million year-to-date primarily due to Abraxane marketed product right being fully amortized in the fourth quarter of 2022.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $118 million in the third quarter of 2023 and $1.6 billion year-to-date primarily litigation and other settlements, equity investments and other items discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Interest expense	$280	$299	$850	$938
Royalty and licensing income	(365)	(374)	(1,068)	(967)
Royalty income - divestitures	(217)	(205)	(623)	(597)
Equity investment losses	—	14	213	966
Integration expenses	54	114	180	343
Loss on debt redemption	—	—	—	266
Divestiture gains	—	—	—	(211)
Litigation and other settlements	(61)	44	(393)	32
Investment income	(107)	(52)	(304)	(89)
Provision for restructuring	141	17	321	60
Other	17	3	37	52
Other (income)/expense, net	$(258)	$(140)	$(787)	$793

•Interest expense decreased in the third quarter of 2023 and year-to-date compared to 2022 due to additional debt maturities. Refer to "Item 1. Financial Statements and Supplementary Data—Note 10. Financing Arrangements" for further information.
•Royalties increased in the third quarter of 2023 and year-to-date primarily due to higher Keytruda* and diabetes business divestiture royalties. Refer to "Item 1. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.
•Equity investments generated lower losses in the third quarter of 2023 and year-to-date compared to 2022 primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 1. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Integration expenses decreased in the third quarter of 2023 and year-to-date primarily due to lower consulting fees to implement Celgene integration initiatives related to processes and systems.
•Loss on debt redemption resulted from the early redemption of long-term debt during the nine months ended September 30, 2022, as further discussed in "Item 1. Financial Statements and Supplementary Data—Note 10. Financing Arrangements".
•Divestiture gains resulted from the divestiture of certain mature product rights during the first quarter of 2022.
•Litigation and other settlements include $384 million of income related to the AZ settlement, partially offset by $322 million expense recorded in connection with the BeiGene settlement in 2023. In addition, year-to-date 2023 included $400 million of income related to the Nimbus' TYK2 program change of control provision incurred during the second quarter. Refer to "Item 1. Financial Statements and Supplementary Data—Note 5. Other (Income)/Expense, Net" for further information.
•Investment income increased during the third quarter of 2023 and year-to-date primarily due to higher interest rates.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including a new plan in 2023 discussed further in "Item 1. Financial Statements and Supplementary Data—Note 6. Restructuring".

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022
Earnings before income taxes	$2,137	$2,209	$6,766	$5,854
Income tax provision	203	601	488	1,534
Effective tax rate	9.5%	27.2%	7.2%	26.2%

Impact of specified items	(2.1)%	10.3%	(7.5)%	9.6%
Effective tax rate excluding specified items	11.6%	16.9%	14.7%	16.6%

Provision for income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The reduction in the effective tax rate during the third quarter of 2023 was primarily due to recently issued Section 174 guidance regarding deductibility of certain non-U.S. research and development expenses. The revised guidance resulted in a reduction of previously estimated income taxes attributed to 2022, which was reflected in the current quarter as well as a reduction in the estimated annual effective rates for 2023. Previously estimated income taxes for 2022 were reduced by approximately $240 million upon finalization of the U.S. Federal tax return primarily due to the aforementioned revised Section 174 guidance that was issued in the third quarter of 2023.

In addition, the effective tax rate during the first nine months of 2023 was impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments, jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits, partially offset by the impact of changes in the Puerto Rico tax decree that eliminated a previously creditable excise tax. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code.

The changes in the non-GAAP effective tax rate were due to the changes in the aforementioned changes to Section 174 guidance, Puerto Rico tax decree, jurisdictional earnings mix and the tax reserve releases in the first quarter of 2023.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus Therapeutics TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on October 26, 2023 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2023	2022	2023	2022

Inventory purchase price accounting adjustments	$—	$86	$84	$240
Site exit and other costs	16	—	53	43
Cost of products sold	16	86	137	283

Employee compensation charges	—	73	—	73
Site exit and other costs	65	—	85	6
Marketing, selling and administrative	65	73	85	79

IPRD impairments	60	58	80	98
Priority review voucher	—	—	95	—
Inventory purchase price accounting adjustments	—	22	—	130
Employee compensation charges	—	80	—	80
Site exit and other costs	4	—	10	—
Research and development	64	160	185	308

Amortization of acquired intangible assets	2,256	2,418	6,769	7,252

Interest expense(a)	(12)	(18)	(39)	(66)
Equity investment (income)/losses	(2)	12	206	962
Integration expenses	54	114	180	343
Loss on debt redemption	—	—	—	266
Divestiture gains	—	—	—	(211)
Litigation and other settlements	(62)	36	(397)	(4)
Provision for restructuring	141	17	321	60
Other	28	28	23	70
Other (income)/expense, net	147	189	294	1,420

Increase to pretax income	2,548	2,926	7,470	9,342

Income taxes on items above	(340)	(268)	(944)	(987)
Income taxes attributed to non-U.S. tax ruling	—	—	(656)	—
Income taxes	(340)	(268)	(1,600)	(987)

Increase to net earnings	$2,208	$2,658	$5,870	$8,355
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2023	2022	2023	2022
Net earnings attributable to BMS
GAAP	$1,928	$1,606	$6,263	$4,305
Specified items	2,208	2,658	5,870	8,355
Non-GAAP	$4,136	$4,264	$12,133	$12,660

Weighted-average common shares outstanding – diluted	2,064	2,148	2,093	2,154

Diluted earnings per share attributable to BMS
GAAP	$0.93	$0.75	$2.99	$2.00
Specified items	1.07	1.24	2.81	3.88
Non-GAAP	$2.00	$1.99	$5.80	$5.88

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	September 30, 2023	December 31, 2022
Cash and cash equivalents	$7,514	$9,123
Marketable debt securities – current	171	130
Marketable debt securities – non-current	325	—
Total cash, cash equivalents and marketable debt securities	8,010	9,253
Short-term debt obligations	(5,467)	(4,264)
Long-term debt	(32,137)	(35,056)
Net debt position	$(29,594)	$(30,067)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the first nine months ended September 30, 2023, our net debt position decreased by $473 million primarily driven by $9.6 billion of cash provided by operations partially offset by $8.7 billion of dividend payments and common stock repurchases.

During the first nine months ended September 30, 2023, $1.9 billion of debt matured and was repaid including $750 million 2.750% Notes, $890 million 3.250% Notes and $239 million 7.150% Notes.

During the nine months ended September 30, 2023 we repurchased an aggregate $5.2 billion of common stock. Refer to "Item 1. Financial Statements and Supplementary Data—Note 16. Equity" for further information.

Dividend payments were $3.6 billion during the nine months ended September 30, 2023. Dividend paid per common share was $0.57 during each of the first, second and third quarters of 2023. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Annual capital expenditures are expected to be approximately $1.1 billion and $1.4 billion in 2023 and 2024, respectively. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

There were no borrowings outstanding under our $5.0 billion revolving credit facility as of September 30, 2023 and December 31, 2022.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of September 30, 2023.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in millions	2023	2022
Cash flow provided by/(used in):
Operating activities	$9,608	$9,760
Investing activities	(949)	(2,275)
Financing activities	(10,383)	(13,716)

Operating Activities

The $152 million decrease in cash provided by operating activities compared to 2022 was primarily due to lower collections of $700 million (net of rebates and discounts) partially offset by lower non-refundable advance payments for research and development services ($500 million).

Investing Activities

The $1.3 billion decrease in cash used in investing activities compared to 2022 was primarily due to the acquisition of Turning Point ($3.2 billion net of cash acquired) in 2022 partially offset by changes in the amount of marketable debt securities held ($2.0 billion).

Financing Activities

The $3.3 billion decrease in cash used in financing activities compared to 2022 was primarily due to lower net debt borrowings ($3.8 billion), lower share repurchases ($430 million) partially offset by lower proceeds from stock option exercises ($803 million).

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the third quarter of 2023:

Product	Indication	Date	Developments

Opdivo	Bladder	October 2023
Announced results from the Phase III CheckMate -901 trial in which Opdivo in combination with cisplatin-based chemotherapy followed by Opdivo monotherapy demonstrated statistically significant and clinically meaningful improvements in the primary efficacy endpoints of overall survival and progression-free survival as assessed by Blinded Independent Central Review compared to standard-of-care cisplatin-based chemotherapy as a first-line treatment for patients with unresectable or metastatic urothelial carcinoma who are cisplatin-eligible. With a median follow up of 33 months, treatment with Opdivo in combination with cisplatin-based chemotherapy reduced risk of death by 22%; no new safety signals were identified.

	Melanoma	October 2023
Announced FDA approval of Opdivo for the adjuvant treatment of adult and pediatric patients 12 years and older with completely resected stages IIB and IIC melanoma. The approval is based on the Phase III CheckMate -76K trial.

August 2023
Announced EC approval of Opdivo for the adjuvant treatment of adult and pediatric patients 12 years and older with completely resected stages IIB and IIC melanoma. The approval is based on results from the Phase III CheckMate -76K trial.

	NSCLC	October 2023
Announced follow-up results from the Phase III CheckMate -816 trial, demonstrating sustained event-free survival and promising overall survival trends with three cycles of Opdivo in combination with platinum-based chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC, regardless of PD-L1 expression levels. Neoadjuvant Opdivo with chemotherapy also showed improvements in pathologic complete response and major pathologic response over chemotherapy alone in PD-L1>1% and <1% patient populations. The safety profile of the Opdivo-based regimen was consistent across all PD-L1 subgroups.

October 2023
Announced that the first disclosure of data from the Phase III CheckMate -77T trial evaluating perioperative regimen of neoadjuvant Opdivo with chemotherapy followed by surgery and adjuvant Opdivo in patients with resectable stage IIA to IIIB NSCLC showed statistically significant and clinically meaning improvement in the primary efficacy endpoint of event-free survival as assessed by Blinded Independent Central Review compared to neoadjuvant chemotherapy and placebo followed by surgery and adjuvant placebo. Neoadjuvant Opdivo with chemotherapy followed by surgery and adjuvant Opdivo reduced the risk of disease recurrence, progression or death by 42% in patients with resectable non-small cell lung cancer.

Product	Indication	Date	Developments

Opdivo	Prostate Cancer	July 2023
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

	RCC	October 2023
Announced that the Phase III CheckMate -67T noninferiority trial evaluating the subcutaneous formulation of Opdivo co-formulated with Halozyme Therapeutics’ proprietary recombinant human hyaluronidase (rHPuH20) ("subcutaneous nivolumab") compared to intravenous (IV) Opdivo in patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC) who have received prior systemic therapy met its co-primary pharmacokinetics endpoints and key secondary endpoint. Subcutaneous nivolumab demonstrated noninferiority of Cavgd28 (time-averaged Opdivo serum concentration over 28 days) and Cminss (trough serum concentration at steady state) compared to IV Opdivo, the study’s co-primary endpoints. Additionally, subcutaneous nivolumab showed a noninferior objective response rate as assessed by Blinded Independent Central Review vs. IV Opdivo, a key secondary endpoint. The safety profile of subcutaneous nivolumab was consistent with the IV formulation.

Opdivo+Yervoy	NSCLC	September 2023
Announced six-year results from Part 1 of the Phase III CheckMate -227 trial demonstrating long-term, durable survival benefits of Opdivo plus Yervoy compared to chemotherapy in the first-line treatment of patients with metastatic NSCLC, regardless of PD-L1 expression levels.

Reblozyl	MDS	August 2023
Announced FDA approval of Reblozyl as first-line treatment of anemia in adults with lower-risk Myelodysplastic Syndromes (MDS) who may require transfusions. This expanded indication to the first-line setting is based on interim results from the Phase III COMMANDS trial, expanding approved population to ESA-naïve patients, regardless of ring sideroblast status.

Zeposia	Multiple Sclerosis	October 2023
Announced data from the Phase III DAYBREAK and RADIANCE trials showing that after eight years of follow-up, 76% of patients treated with Zeposia for relapsing multiple sclerosis were free of six-month confirmed disability progression. Findings also demonstrated treatment with Zeposia resulted in low rates of progression independent relapse activity and relapse-associated worsening, key drivers of disease progression and permanent disability in multiple sclerosis.
Also announced that first interim readout from the Phase IIIb ENLIGHTEN trial showing clinically meaningful improvement in cognitive functioning compared to baseline after one year of Zeposia treatment in almost half of patients with early relapsing multiple sclerosis.

Camzyos	Obstructive HCM	August 2023
Announced long-term follow-up results from the Phase III VALOR-HCM LTE trial demonstrating consistent impact of oral treatment for severely symptomatic obstructive HCM patients by showing that nearly 9 out of 10 patients treated with Camzyos have continued in the trial without septal reduction therapy at either 40 or 56 weeks of treatment.
Also announced long-term follow-up results from the Phase III EXPLORER-LTE trial showing sustained improvements in left ventricular outflow tract obstruction, symptoms and NT-proBNP levels in patients with symptomatic obstructive HCM. No new safety signals were observed.

Sotyktu	Plaque Psoriasis	October 2023
Announced results from the POETYK PSO LTE trial of Sotyktu treatment in adult patients with moderate-to-severe plaque psoriasis. Clinical response rates were maintained with continuous treatment with modified nonresponder imputation responses of 73.2% for Psoriasis Area and Severity Index (PASI) 75 with 3 years of continuous Sotyktu treatment. Sotyktu had a consistent safety profile with no increases in adverse events or serious adverse events and no new safety signals.

repotrectinib	NSCLC	October 2023
Announced the submission of the Japan NDA to the Pharmaceuticals and Medical Devices Agency for repotrectinib, a next-generation ROS1/TRK tyrosine kinase inhibitor, for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC. The application is based on data from the registrational Phase I/II TRIDENT-1 trial.

August 2023
Announced updated results from the registrational Phase I/II TRIDENT-1 trial demonstrating that repotrectinib, a next-generation ROS1/TRK tyrosine kinase inhibitor, continued to show high response rates and durable responses, including robust intracranial responses, in patients with ROS1-positive locally advanced or metastatic NSCLC. Based on prior results from the TRIDENT-1 trial, the FDA accepted the NDA for repotrectinib granting Priority Review and assigned a PDUFA goal date of November 27, 2023.

Product	Indication	Date	Developments

LPA1	Progressive Pulmonary Fibrosis	October 2023
Announced that the FDA has granted Breakthrough Therapy Designation for BMS-986278, a potential first-in-class, oral, lysophosphatidic acid receptor 1 (LPA1) antagonist, for the treatment of progressive pulmonary fibrosis (PPF). The Breakthrough Therapy Designation is based on results from the global, randomized Phase II study that assessed the safety and efficacy of BMS-986278 treatment versus placebo in people living with idiopathic pulmonary fibrosis (IPF) and PPF. Stable background use of antifibrotics in the IPF cohort and/or select immunosuppressives in the PPF cohort were allowed.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2023. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as "should," "could," "expect," "anticipate," "estimate," "target," "may," "project," "guidance," "intend," "plan," "believe," "will" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy, our ability to complete the acquisition of Mirati, and in relation to our ability to realize the projected benefits of our acquisitions of Celgene, MyoKardia, Turning Point and Mirati, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2022 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2022 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
July 1 to 31, 2023	11,032	$63.90	—	$6,014
August 1 to 31, 2023(c)	56,110,995		56,087,101	2,014
September 1 to 30, 2023	57,330	59.72	—	2,014
Three months ended September 30, 2023	56,179,357		56,087,101
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations, including most recently, in February 2020, January 2021 and December 2021, in the amounts of $5.0 billion, $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was approximately $2.0 billion as of September 30, 2023. Refer to "Item 8. Financial Statements and Supplementary Data—Note 17. Equity" in our 2022 Form 10-K for information on the share repurchase program.
(c)On August 9, 2023, as part of our existing share repurchase program, BMS executed accelerated share repurchase (“ASR”) agreements to repurchase an aggregate $4.0 billion of common stock. Approximately 56 million shares of common stock (85% of the $4.0 billion aggregate purchase price calculated on the basis of a price of $60.62 per share, the closing share price of the Company's common stock on August 9, 2023) were received by BMS and included in treasury stock. The total number of shares to be repurchased under the ASR agreements, and the average price paid per share, will be determined at the settlement of the ASR agreements and will be based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The ASR transactions are scheduled to terminate in the fourth quarter of 2023, but each may conclude earlier than its scheduled termination date at the election of the applicable bank.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. During the third quarter of 2023, the Company entered into the ASR agreements which are intended to be Rule 10b5-1 trading arrangements. For more information about the ASR transactions, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

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

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp; Krazati is a trademark Mirati, Therapeutics, Inc.; Onglyza is a trademark of AstraZeneca AB; Otezla is a trademark of Amgen Inc.; and Plavix is a trademark of Sanofi; Tecentriq is a trademark of Genentech, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022	LPA1	lysophosphatidic acid receptor 1
ANDA	Abbreviated New Drug Application	MDL	multi-district litigation
AstraZeneca	AstraZeneca PLC	MDS	myelodysplastic syndromes
ASR	accelerated share repurchase	Mirati Therapeutics	Mirati Therapeutics, Inc.
BCMA	B-cell maturation antigen-directed	MPM	malignant pleural mesothelioma
CAR-T	chimeric antigen receptor T-cell	MyoKardia	MyoKardia, Inc.
Celgene	Celgene Corporation	NDA	New Drug Application
Celgene and Other Acquisition Plans	Restructuring and integration plan implemented as a result of the acquisition of Celgene in 2019, MyoKardia in 2020 and Turning Point in 2022	NSCLC	non-small cell lung cancer
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Nimbus	Nimbus Therapeutics
Cheplapharm	Cheplapharm Arzneimittel GmbH	OTC	over-the-counter
CML	chronic myeloid leukemia	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CRC	colorectal carcinoma	PD-1	programmed cell death protein 1
Dragonfly	Dragonfly Therapeutics, Inc.	PD-L1	programmed death-ligand 1
EC	European Commission	PDUFA	Prescription Drug User Fee Act
EPS	earnings per share	PPF	progessive pulmonary fibrosis
ESA	erythropoiesis stimulating agent	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended September 30, 2023
EU	European Union	R&D	research and development
Exchange Act	the Securities Exchange Act of 1934	RA	rheumatoid arthritis
FASB	Financial Accounting Standards Board	RCC	renal cell carcinoma
FDA	U.S. Food and Drug Administration	REMS	risk evaluation and mitigation strategy
GAAP	generally accepted accounting principles	Sanofi	Sanofi S.A.
GTN	gross-to-net	SEC	U.S. Securities and Exchange Commission
HCM	hypertrophic cardiomyopathy	Section 174	Guidance on amortization of specified research or experimental expenditures under Section 174 Notice 2023-63
Immatics	Immatics Biotechnologies GmbH.	SPC	Supplementary Protection Certificate
IPF	idiopathic pulmonary fibrosis	Takeda	Takeda Pharmaceutical Company Limited
IPRD	in-process research and development	Turning Point	Turning Point Therapeutics, Inc.
IRA	Inflation Reduction Act of 2022	UC	ulcerative colitis
IRS	Internal Revenue Service	UK	United Kingdom
IV	intravenous	U.S.	United States
Juno	Juno Therapeutics, Inc.	USPTO	U.S. Patent and Trademark Office
LTE	long-term extension	VAT	value added tax
LOE	loss of exclusivity

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 26, 2023	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	October 26, 2023	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer