Form 10-K
period 2023-12-31
BRISTOL MYERS SQUIBB CO
filed 2024-02-13
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(609) 252-4621
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,087,551,048 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $133,498,889,520. Bristol-Myers Squibb Company has no non-voting common equity. At February 6, 2024, there were 2,022,193,411 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2023 with the U.S. Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
December 31, 2023
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this 2023 Form 10-K.

PART I

Item 1.	BUSINESS.
General

Bristol-Myers Squibb Company ("we", the "Company", or "BMS") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger.

We operate in one segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. We expect that our planned acquisitions of Karuna and RayzeBio, announced during the fourth quarter of 2023, as well as the Mirati (2024) and the Turning Point (2022) acquisitions, will continue to position us as a leading biopharmaceutical company, expanding our targeted oncology portfolio, as well as other therapeutic areas, including neuroscience. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular and neuroscience. Our priorities are to continue renewing and diversifying our portfolio, advancing our early, mid and late-stage pipeline, and executing disciplined business development. We remain committed to strengthening our balance sheet and returning capital to shareholders. For a further discussion of our strategy initiatives, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategy.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. We have significant manufacturing operations in the U.S., Puerto Rico, Switzerland, Ireland, and the Netherlands. Most of our revenues come from products in the following therapeutic classes: hematology, oncology, cardiovascular and immunology.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
United States	70%	69%	63%
International	28%	29%	35%
Other(a)	2%	2%	2%
Total Revenues	$45,006	$46,159	$46,385
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Refer to the Summary of Abbreviated Terms at the end of this 2023 Form 10-K for definitions of capitalized terms used throughout the document.

Acquisitions, Divestitures, Licensing and Other Arrangements

Acquisitions, divestitures, licensing and other arrangements allow us to focus our resources on growth opportunities that drive the greatest long-term value. Our significant business development activities in 2023 included: (i) the acquisition of Mirati, which was completed in January 2024; (ii) the planned acquisitions of Karuna and RayzeBio, which were announced in December 2023; and (iii) a global strategic collaboration agreement with SystImmune, which was announced in December 2023. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Divestitures, Licensing and Other Arrangements”, “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances”, and “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements”.

Products, Intellectual Property and Product Exclusivity

Our pharmaceutical products include chemically-synthesized or small molecule drugs, products produced from biological processes, called “biologics” and chimeric antigen receptor (CAR-T) cell therapies. Small molecule drugs are typically administered orally in the form of a tablet or capsule, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by intravenous infusion. CAR-T therapies are administered to patients by intravenous infusion.

Below is a summary of our significant products, including approved indications. For information about our alliance arrangements for certain of the products below, refer to “—Alliances” below and “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances.”

In-Line Products

Eliquis®    Eliquis (apixaban) is an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

Opdivo®    Opdivo (nivolumab) is a biological product and a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. It has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

Orencia®    Orencia (abatacept) is a biological product, is a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

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

Yervoy®    Yervoy (ipilimumab) is a biological product and is a CTLA4 immune checkpoint inhibitor. Yervoy is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and esophageal cancer.

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

New Product Portfolio

Reblozyl®    Reblozyl (luspatercept-aamt) is a biological product, and is an erythroid maturation agent indicated for the treatment of anemia in i) adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions, ii) adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require red blood cell transfusions, as well as iii) adult patients without previous erythropoiesis stimulating agent use (ESA-naïve) with very low- to intermediate-risk MDS who may require regular red blood cell transfusions, regardless of ring sideroblast status.

Opdualag®    Opdualag (nivolumab and relatlimab-rmbw) is a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

Abecma®    Abecma (idecabtagene vicleucel) is a BCMA genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

Zeposia®    Zeposia (ozanimod) is an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

Breyanzi®    Breyanzi (lisocabtagene maraleucel) is a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after one or more lines of systemic therapy, including diffuse large B-cell lymphoma not otherwise specified, high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and FL grade 3B.

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

Inrebic®    Inrebic (fedratinib) is an oral kinase inhibitor indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) MF.

Augtyro®        Augtyro (repotrectinib) is a kinase inhibitor indicated for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC.

Recent LOE Products

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

Market exclusivity is also sometimes provided by RDP, a period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., EU, Japan and certain other countries, RDP exclusivity rights are offered as incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can provide a market exclusivity period on a product that expires beyond the patent term.

When these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often substantial and rapid declines in the sales of the original innovative product. For further discussion of the impact of generic medicines on our business, refer to “—Competition” below.

Specific aspects of the law governing market patent protection and RDP for pharmaceuticals vary from country to country. The following summarizes key exclusivity rules in markets representing significant sales:

United States

In the U.S., most of our key products are protected by patents with varying terms depending on the type of patent and the filing date. A significant portion of a product’s patent life, however, is lost during the time it takes an innovator company to develop and obtain regulatory approval of a new drug. As compensation at least in part for the lost patent term due to regulatory review periods, the innovator may, depending on a number of factors, apply to the government to restore lost patent term by extending the expiration date of one patent up to a maximum term of five years, provided that the extension cannot cause the patent to be in effect for more than 14 years from the date of drug approval.

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

Medicines approved under an NDA can also receive several types of RDP. An innovative chemical pharmaceutical product is entitled to five years of RDP in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its ANDA after the fourth year of the five-year RDP period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in, for example, a new formulation or a new route of administration, but not for the drug itself, or for a new indication on the basis of new clinical studies, may receive three years of RDP for that formulation, route of administration, or indication. Our marketed chemical products include Eliquis, Pomalyst, Sprycel, Zeposia, Onureg, Inrebic, Camzyos, Sotyktu, and Augtyro (repotrectinib).

Biologic products (includes CAR-T cell therapy products)

U.S. healthcare legislation enacted in 2010 created an approval pathway for biosimilar versions of innovative biological products. The FDA can approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full BLA. After an innovator has marketed its product for four years, any manufacturer may file an application for approval of a “biosimilar” version of the innovator product. However, although an application for approval of a biosimilar version may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of RDP, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA. Our marketed biologic products include Opdivo, Orencia, Yervoy, Reblozyl, Abecma, Opdualag and Breyanzi.

The increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions may limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of these developments, among others, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity.

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

Throughout the EU, all products for which marketing authorizations have been filed after October and November 2005 are subject to an “8+2+1” RDP regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments.

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

Japan

In Japan, patents on pharmaceutical products are enforceable and may be extended to compensate for the patent term lost during the regulatory review process. Medicines of new chemical entities are generally afforded eight years of RDP for approved indications and dosage. Generic copies can receive regulatory approval after RDP and patent expirations.

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

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or RDP exclusivity) is currently estimated to occur in the U.S., the EU and Japan (the “estimated minimum market exclusivity date”). We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country revenues are not significant outside the U.S., the EU and Japan. Generally, the estimated minimum market exclusivity date in the table below pertains to the end of RDP, COM patent expiration for the respective products and PTR if granted. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical study data to obtain marketing approval prior to the expiration of RDP.

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

	Estimated Minimum Market Exclusivity Date
	U.S.	EU(p)	Japan
Abecma (idecabtagene vicleucel)	2036	2035	2035
Abraxane (paclitaxel)(a)	^^	^^	^^
Augtyro (repotrectinib)(b)	2035	++	++
Breyanzi (lisocabtagene maraleucel)(c)	2033	2033	2033
Camzyos (mavacamten)(d)	2034	2034	++
Eliquis (apixaban)(e)	2026	^^	2026
Inrebic (fedratinib)(f)	2031	2031	++
Onureg (azacitidine)(g)	2027	^^	++
Opdivo (nivolumab)	2028	2030	2031
Opdualag (nivolumab and relatlimab-rmbw)(h)	2034	2033	++
Orencia (abatacept)(i)	^^	^^	^^
Pomalyst/Imnovid (pomalidomide)(j)	^^	2024	^^
Reblozyl (luspatercept-aamt)(k)	2031	2030	++
Revlimid (lenalidomide)(l)	^^	^^	^^
Sotyktu (deucravacitinib)(m)	2033	2033	2033
Sprycel (dasatinib)(n)	^^	^^	^^
Yervoy (ipilimumab)	2025	2026	2025
Zeposia (ozanimod)(o)	2029	2034	++

^^    See product footnote for more information.
++    We do not currently market the product in the country or region indicated.
(a)    For Abraxane in the U.S. and EU generics have entered the market. For Japan, the estimated minimum market exclusivity date was June 2023 and we are not aware of any generics entering the market as of December 31, 2023.
(b)    For Augtyro in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2037.
(c)    For Breyanzi in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2034.
(d)    For Camzyos in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In the EU, SPC applications are pending and, if granted, the estimated patent expiry would be 2038.
(e)    For Eliquis, in the U.S., two patents listed in the FDA Orange Book, the composition of matter patent claiming apixaban specifically (expiring 2026) and a formulation patent (expiring 2031), were challenged by numerous generic companies. BMS, along with its partner Pfizer, settled with a number of these generic companies (settled generic companies) while continuing to litigate against three remaining generic companies (remaining generic companies). In August 2020, the U.S. District Court for the District of Delaware decided that the two challenged Eliquis patents are both valid and infringed by the remaining generic companies. The remaining generic companies appealed, and in September 2021 the U.S. Court of Appeals for the Federal Circuit upheld the decision with respect to both patents. Under the terms of previously executed settlement agreements with the settled generic companies, the permitted date of launch for the settled generic companies under these patents is April 1, 2028, subject to additional challenges. In the EU, the apixaban composition of matter patents and related SPCs expire in 2026. Generics have challenged the composition of matter patents and related SPCs in various jurisdictions and trials have taken place, or are scheduled to take place, in certain European countries. While these legal proceedings are pending, generic manufacturers have begun marketing generic versions of Eliquis in certain EU countries and may seek to market generic versions of Eliquis in other EU countries prior to the expiration date of apixaban patents and related SPCs. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(f)    In the EU, the estimated minimum market exclusivity date is based on RDP exclusivity.
(g)    For Onureg in the U.S., the estimated minimum market exclusivity date of 2027 is based on seven years of orphan drug exclusivity. Formulation patents covering Onureg expire in 2029 and 2030 in the U.S., and in 2029 in the EU and Japan. In the U.S., generic companies have challenged the formulation patents, which are listed in the FDA Orange Book, and litigation is ongoing. In the EU, we have four formulation patents (EP 2,299,984; EP 2,695,609; EP 3,692,983; and EP 3,782,611) that cover Onureg and they are in pending opposition proceedings. The EPO Opposition Division found three of these formulation patents invalid, and the decisions are being or will be appealed. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(h)    For Opdualag in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In the EU, SPC applications are pending and, if granted, the estimated patent expiry will be 2037.
(i)    BMS is not aware of an Orencia biosimilar on the market in the U.S., EU or Japan. Formulation and additional patents expire in 2026 and beyond.
(j)    For Pomalyst in the U.S., we currently do not expect generic entry prior to the first quarter of 2026. For Europe, the estimated minimum market exclusivity date is August 2024 based on RDP exclusivity. For Japan, the estimated minimum market exclusivity date is 2026 based on a method of use patent.
(k)    For Reblozyl in the U.S. and Europe, the estimated minimum market exclusivity date is based on RDP exclusivity. In the U.S., a PTR application on a method of treatment patent is pending and if granted, the estimated patent expiry will be 2033. In the EU, SPC applications on a method of treatment patent are pending and if granted, the estimated patent expiry will be 2034.
(l)    For Revlimid, in the U.S., as part of the settlement with Natco Pharma Ltd. (“Natco”) and its partners and affiliates, Natco was granted a volume-limited license to sell generic lenalidomide in the U.S. commencing in March 2022. Certain other generic companies were granted volume-limited licenses to sell generic lenalidomide in the U.S. beginning on confidential dates that are sometime after the March 2022 volume-limited license date provided to Natco. Natco and certain other generics have begun marketing generic lenalidomide products in the U.S. pursuant to those volume-limited licenses. In addition, Natco and other generic companies have been granted licenses to sell generic lenalidomide in the U.S. without volume limitation beginning on January 31, 2026. In the EU and Japan generics have entered the market.
(m)    For Sotyktu in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In the EU, SPC applications are pending and, if granted, the estimated patent expiry would be 2038. In Japan, a PTR application is also pending and, if granted, the estimated patent expiry will be 2037.
(n)    For Sprycel, in the U.S., BMS entered into settlement agreements with Apotex Inc. and certain other companies regarding patents covering certain polymorphic forms of dasatinib whereby the generic companies can launch their generic dasatinib ANDA products in September 2024, or earlier in certain circumstances. Lawsuits filed by BMS are pending against other generic companies containing paragraph IV certifications seeking approval of dasatinib products in the U.S. In the EU, the EPO’s Opposition Division upheld the validity of the patent directed to the use of dasatinib to treat CML, which expires in 2024; however, further to settlement agreements certain generics have already launched generic dasatinib for all approved indications. In Japan, the composition of matter patent has been extended to 2024 for the treatment of non-imatinib-resistant CML, however, a generic dasatinib product has already launched for all approved indications. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(o)    For Zeposia, in the U.S., a PTR application is pending and if granted, the estimated patent expiry will be 2033.
(p)    Estimated minimum market exclusivity dates for EU countries are based on the UK, France, Germany, Italy, and Spain.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology, including lung, bladder, renal, gastric and esophageal, head and neck, colorectal, melanoma tumor types; hematology and cell therapy, including multiple myeloma, lymphoma, and chronic lymphocytic leukemia; immunology including relapsing multiple sclerosis, psoriasis, lupus, RA and inflammatory bowel disease; cardiovascular, including cardiomyopathy, heart failure and thrombotic disorders; fibrotic disease, specifically lung and liver; and neuroscience conditions, including neuroinflammation, neurodegeneration and neuropsychiatry. We also continue to analyze and may selectively pursue promising leads in other areas. Our R&D pipeline includes potential medicines in various modalities including small (chemically manufactured) molecules and large (protein) molecules—also known as biologics—and also degraders, T-cell and NK-cell engagers, millamolecules, antibody drug conjugates, cellular therapies and gene therapies. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Drug development is time consuming, expensive and risky. The R&D process (i.e., target identification to major market approval) typically takes about fourteen years. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2018-2022, approximately 92% of small molecules that enter Phase I development fail to achieve regulatory approval. Small molecules that enter Phase II development have a failure rate of approximately 80% while approximately 31% of Phase III small molecules fail to achieve approval. For biologics, the failure rate is approximately 89% from Phase I development, approximately 73% from Phase II development and approximately 26% from Phase III.

R&D expenses include the costs of discovery research, preclinical development, early-stage and late-stage clinical development, drug formulation, post-commercialization and medical support of marketed products, and proportionate allocations of enterprise-wide costs. Acquired IPRD include upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. Our R&D expenses were $9.3 billion in 2023, $9.5 billion in 2022 and $10.2 billion in 2021. Acquired IPRD expenses were $913 million in 2023, $815 million in 2022 and $1.2 billion in 2021.

We manage our R&D programs on a product portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 42% of our annual R&D expenses in 2023.

Our drug discovery and development work takes place across a network of state-of-the-art facilities worldwide. We have continued our investment in our existing sites and the expansion of our manufacturing capabilities. For example, we expanded our Lawrenceville, New Jersey site in 2020, opened an R&D facility in Cambridge, Massachusetts in 2023 and are opening an R&D facility in San Diego, California (planned for 2025). In addition, in support of a continued investment in our cell therapy portfolio, we continue expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts, which was completed in 2023, as well as Leiden, Netherlands and Libertyville, Illinois which are currently ongoing.

We supplement our internal drug discovery and development programs with acquisitions, alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. We have a broad early-to-mid stage pipeline with over 40 unique assets in clinical development. Our pipeline was built by coupling internal research and development programs with a distributed research and development model, which focused on identifying and supporting the development of disruptive and innovative therapies outside the company through a broad network of external partnerships. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our clinical studies and approved indications for our marketed products in the related therapeutic area as of February 2, 2024. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

HEMATOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds
alnuctamab+mezigdomide
--Relapsed/Refractory Multiple Myeloma
Anti-SIRPα
--Hematologic Malignancies
BCL6 LDD
--Lymphoma
BCMA NKE
--Relapsed/Refractory Multiple Myeloma
BET Inhibitor (BMS-986378)^
--Relapsed/Refractory Non-Hodgkin's Lymphoma
CD33-GSPT1 ADC
--Acute Myeloid Leukemia
CD33 NKE
--Acute Myeloid Leukemia
CK1α Degrader
--Hematologic Malignancies
Dual Targeting BCMAxGPRC5D CAR T
--Relapsed/Refractory Multiple Myeloma
golcadomide^
--1L Diffuse Large B-cell Lymphoma
GPRC5D CAR T
--Relapsed/Refractory Multiple Myeloma

Additional Indications
BREYANZI
--3L+ Chronic Lymphocytic Leukemia
--Relapsed/Refractory Follicular Lymphoma
--Relapsed/Refractory Marginal Zone Lymphoma
--Relapsed/Refractory Mantle Cell Lymphoma
REBLOZYLª
--A-Thalassemia

Investigational Compounds
BET Inhibitor (BMS-986158)
-- 1L Myelofibrosis
golcadomide
--Relapsed/Refractory Non-Hodgkin's Lymphoma

Additional Indications
ABECMAª
--Newly Diagnosed Multiple Myeloma with Suboptimal Response post-ASCT
REBLOZYLª
--1L NTD MDS Associated Anemia
--1L TD MF Associated Anemia

Investigational Compounds
alnuctamab
--Relapsed/Refractory Multiple Myeloma
iberdomide
--2L+ Multiple Myeloma
--Post-Autologous Stem Cell Therapy Maintenance Newly Diagnosed Multiple Myeloma
mezigdomide
--2L+ Multiple Myeloma Kd --2L+ Multiple Myeloma Vd

ABECMA
--5L+ Multiple Myeloma
--4L+ Multiple Myeloma
--3L+ Multiple Myeloma
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
--MDS Previously treated with ESA --1L Transfusion-Dependent MDS-Associated Anemia
REVLIMID
--1L Multiple Myeloma
--Mantle Cell Lymphoma
--MDS
--Multiple Myeloma
--Previously treated Follicular Lymphoma
--Relapsed/Refractory Adult T-cell Leukemia/Lymphoma
SPRYCEL
--1L CML
--Pediatric ALL
--Refractory CML

ONCOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds
Anti-CCR8^
--Solid Tumors
Anti-ILT4^
--Solid Tumors
AR LDD
--1L, 2L+ Metastatic Castration-Resistant Prostate Cancer
DGK Inhibitor
--Solid Tumors
Helios CELMoD
--Solid Tumors
JNK Inhibitor
 --Solid Tumors
MAGE A4/8 TCERª#
--Solid Tumors
NME 1
--Prostate Cancer
PRMT5 Inhibitor
--Solid Tumors
SHP2 Inhibitorª^
--Solid Tumors
TGFβ Inhibitor^
--Solid Tumors
TIGIT Bispecificª
--Gastric Cancer

Additional Indications
AUGTYRO (repotrectinib)
--NTRK Pan Tumor
KRAZATI
--1L NSCLC
--3L+ Colorectal cancer
nivolumab + relatlimab
--1L Stage IV NSCLC
--1L Hepatocellular Carcinoma

Investigational Compounds
Anti-CTLA-4 NF Probody Therapeutic
--Lung Cancer
--Colorectal Cancer
Anti-Fucosyl GM1^
--Relapsed/Refractory Small Cell Lung Cancer
Anti-IL8^
--Solid Tumors
Anti-NGK2A^
--Non-Small Cell Lung Cancer
BET Inhibitor (BMS-986378)^
--Solid Tumors
farletuzumab-ecteribulinª
--Ovarian Cancer
--Non-Small Cell Lung Cancer

Additional Indications
KRAZATI
--1L NSCLC
--2L Colorectal Cancer
OPDIVOª
--Peri-adjuvant Muscle Invasive Urothelial Carcinoma
--Adjuvant HCC
--Peri-adjuvant NSCLC --Stage IB-IIIA Adjuvant NSCLC#
OPDIVOª + YERVOYª
--1L Muscle Invasive Urothelial Carcinoma
--1L HCC
--1L+ MSI-High CRC
--Stage III Unresectable NSCLC
OPDUALAGª
--Adjuvant Melanoma

Investigational Compounds
subcutaneous nivolumab + relatlimab + rHuPH20ª
--1L Melanoma
subcutaneous nivolumab + rHuPH20 (multi-indications)ª
--2L RCC

ABRAXANE
--Breast
--Gastric
--Locally Advanced or Metastatic NSCLC
--Metastatic Breast Cancer
--NSCLC
--Pancreatic
--Unresectable Pancreatic
AUGTYRO (repotrectinib)
--ROS1 NSCLC
KRAZATI
--Advanced NSCLC with KRASG12C mutation
OPDIVOª
--1L Metastatic Melanoma
--1L Gastric
--Esophageal Squamous Cell Carcinoma
--1L Esophageal
--Adjuvant Melanoma
--Adjuvant Bladder
--Adjuvant Esophageal/Gastroesophageal
--Adjuvant Melanoma Stage IIB/C
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

Investigational Compounds
Anti-CD40
--Autoimmune Disease
CD19 NEX T
--Severe Refractory Systemic Lupus Erythematosus
IL2-CD25
--Autoimmune Disease
NME 2
--Autoimmune Disease
PKCθ Inhibitor
--Autoimmune Disease

Additional Indications SOTYKTU --Alopecia Areata --Discoid Lupus Erythematosus Investigational Compounds afimetoran --Systemic Lupus Erythematosus TYK2 Inhibitor (BMS-986322) --Moderate-to-Severe Psoriasis
Additional Indications
SOTYKTU
--Psoriatic Arthritis
--Systemic Lupus Erythematosus
--Sjögren's Syndrome
ZEPOSIA
--Crohn’s Disease

Investigational Compounds
cendakimab
--Eosinophilic Esophagitis
--Eosinophilic Gastroenteritis*
LPA1 Antagonist
--Idiopathic Pulmonary Fibrosis
--Progressive Pulmonary Fibrosis
obexelimab #
--IgG4-Related Disease

ORENCIA
--Active Polyarticular JIA
--Early Rheumatoid Arthritis
--JIA Intravenous
--JIA Subcutaneous
--Psoriatic Arthritis
--RA Auto injector
--RA Intravenous
--RA Subcutaneous
--Acute Graft versus Host Disease
SOTYKTU
--Moderate-to-Severe Psoriasis
ZEPOSIA
--Relapsing Multiple Sclerosis
--Moderate-to-Severe Ulcerative Colitis

CARDIOVASCULAR

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds FXIa Inhibitor --Thrombotic Disorders
Additional Indications
CAMZYOS
--Heart Failure with Preserved Ejection Fraction (HFpEF)

Investigational Compounds
danicamtiv
--Genetic Dilated Cardiomyopathy
MYK-224
--Obstructive Hypertrophic Cardiomyopathy
--Heart Failure with Preserved Ejection Fraction (HFpEF)

Additional Indications CAMZYOS --Non-obstructive Hypertrophic Cardiomyopathy Investigational Compounds milvexianª --Acute Coronary Syndrome# --Atrial Fibrillation# --Secondary Stroke Prevention (SSP)#
CAMZYOS
--Symptomatic Obstructive Hypertrophic Cardiomyopathy
ELIQUISª
--Stroke Prevention in Atrial Fibrillation
--Venous Thromboembolism Prevention
--Orthopedic Surgery
--Venous Thromboembolism Treatment

NEUROSCIENCE

PHASE I

Investigational Compounds
Anti-MTBR-Tau
--Alzheimer's Disease
CD19 NEX T
--Multiple Sclerosis
eIF2b Activatorª
--Neuroscience
FAAH/MGLL Dual Inhibitor
--Neuroscience
TYK2 Inhibitor (BMS-986465)
--Neuroinflammation Disorders

Note: Above pipeline excludes clinical collaborations
ª
Development Partnerships: ABECMA: 2seventy bio; farletuzumab ecteribulin: Eisai; rHuPH20: Halozyme; MAGEA4/8 TCER: Immatics; milvexian: Janssen Pharmaceuticals Inc., a Johnson & Johnson company ; OPDIVO, YERVOY, OPDUALAG in Japan: Ono; PKCθ Inhibitor: Exscientia; REBLOZYL: Merck; SHP2 Inhibitor: BridgeBio Pharma; TIGIT Bispecific: Agenus; obexelimab: Zenas BioPharma in Japan, South Korea, Taiwan, HK, Singapore, and Australia

^	Trial(s) exploring various combinations
#	Partner-run study
*	Japan only

The following are our registrational study readouts anticipated through 2024/2025:

Oncology			Immunology
Asset	Tumor	Trial	Asset	Disease	Trial
Krazati	1L NSCLC TPS<50%	KRYSTAL-17	cendakimab	EoE	IM042-P04
Krazati	2L CRC	KRYSTAL-10	Sotyktu	PsA	POETYK-PsA-1
Krazati	2L+ Mutated NSCLC	KRYSTAL-12*	Sotyktu	PsA	POETYK-PsA-2
Opdivo	Adjuvant HCC	CM-9DX	Zeposia	Crohn's Disease	YELLOWSTONE (Induction -1)
Opdivo	Peri-adjuvant MIUC	CM-078	Zeposia	Crohn's Disease	YELLOWSTONE (Induction-2)

Hematology			CV
Asset	Disease	Trial	Asset	Disease	Trial
Breyanzi	Relapsed/Refractory MZL	TRANSCEND	Camzyos	nHCM	ODYSSEY-HCM
Reblozyl	1L TD MF Associated Anemia	INDEPENDENCE

* Confirmatory trial

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

Our operations include several marketing and sales organizations. Each product marketing organization is supported by a sales force, which is responsible for selling one or more products. We also have marketing organizations that focus on certain classes of customers such as managed care entities or certain types of marketing tools, such as digital or consumer communications. Our sales forces focus on communicating information about new approved products or uses, as well as approved uses of established products, and promotion to physicians is increasingly targeted at physician specialists who treat the patients in need of our medicines.

Our products are sold principally to wholesalers, specialty distributors, specialty pharmacies, and to a lesser extent, directly to distributors, retailers, hospitals, clinics and government agencies. Revlimid and Pomalyst are distributed in the U.S. primarily through contracted pharmacies under the Lenalidomide Risk Evaluation and Mitigation Strategy ("REMS") (Revlimid) and Pomalyst REMS programs, respectively. These are proprietary, mandatory risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. Camzyos is only available through the Camzyos REMS Program. Product distribution is limited to REMS certified pharmacies, and enrolled pharmacies must only dispense to patients who are authorized to receive Camzyos. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

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

An important factor on which the pricing of our medicines depends is government regulation. We have been subject to increasing international and domestic efforts by various governments to implement or strengthen measures to regulate pharmaceutical market access and product pricing and payment. In the U.S., we are required to provide discounts on purchases of pharmaceutical products under various federal and state healthcare programs. Federal government officials and legislators continue to face intense pressure from the public to manage the perceived high cost of pharmaceuticals and have responded by pursuing legislation, such as the Inflation Reduction Act of 2022 ("IRA") and other rules that claim to potentially further reduce the cost of drugs for the federal government and other stakeholders. For further discussion on the IRA, refer to “Item 1. Business—Government Regulation.” We are also now required to comply with state laws that seek additional transparency into the cost of prescription drugs. We are monitoring efforts by states to seek additional rebates and limit state spending on drugs in light of budget pressures. These international, federal and state legislative and regulatory developments could create new constraints on our ability to set prices and/or impact our market access in certain areas. For further discussion on the pricing pressure and its risk, refer to “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins.”

The growth and consolidation of MCOs and PBMs in the U.S., such as Optum (UHC), CVS Health (CVS) and Express Scripts (ESI), has also been a major factor in the healthcare marketplace. These PBMs control nearly 80% of the prescription market and are owned by payers UnitedHealthcare, Aetna, and Cigna, respectively. As MCOs and PBMs have been consolidating into fewer, larger entities, they have also been enhancing their purchasing strength and share of voice within the market. Over half of the U.S. population now participates in some version of managed care. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D prescription drug plans, alliances of hospitals and physicians and other physician organizations. PBMs are third parties that support formulary management and contracting for MCOs.

To successfully compete for formulary position with MCOs and PBMs, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care. Exclusion of a product from a formulary can lead to its sharply reduced usage in patient populations due to higher out-of-pocket costs to patients. Consequently, pharmaceutical companies compete aggressively to have their products included on these formularies. Most new products that we introduce compete with other products already on the market or products that are later developed by competitors. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy, usually provided as a rebate to the PBM, is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. We have been generally, although not universally, successful in having our major products included on MCO and PBM formularies.

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. In these markets, a significant portion of funding for healthcare services and the determination of pricing and reimbursement for pharmaceutical products are subject to either direct government control at the point of care or governments serving as the primary payer. As a result, our products may face restricted access, higher out of pocket expenses for patients, and pricing pressures by both public and private payers and may be subject to assessments of comparative value and effectiveness against existing standard of care. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted mandated price cuts or rebate schemes as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, and/or reference pricing to the current standard of care. Prices are often reevaluated and further restricted throughout the life of the medicine. In other EU markets, such as Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited. Companies may also face significant delays in market access for new products and more than a year can elapse before new medicines become available to patients in the market. Additionally, countries outside of the U.S. have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending and clawbacks. These trends have been accelerating in recent years. For example, in 2022, Germany reformed its pricing and reimbursement system to further restrain pharmaceutical spending by reducing its “free pricing” period and introducing new cost-containment measures on medicines based on their value assessment results, and use in combination with other medicines, and more. The Japanese government continues to impose price cuts outside the normal repricing cycles, and in the last several years introduced a new value assessment requirement on some medicines to further cut prices. The existence of price differentials between markets, particularly among neighboring countries, due to the different national pricing and reimbursement conditions leads to potential parallel trade flows.

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

The FDA is of particular importance in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S. The regulatory review process is a resource intensive undertaking for both the FDA and the pharmaceutical company. Improvements in the efficiency of this process can have significant impact on bringing new therapies to patients more quickly. The FDA can employ several tools to facilitate the development of certain drugs or expedite certain applications, including fast track designation, Breakthrough Therapy designation, priority review, accelerated approval, incentives for orphan drugs developed for rare diseases and others. For example, in recent years the FDA Oncology Center of Excellence (“OCE”) established two projects to test novel approaches for more efficient regulatory review of oncology drugs: the Real-Time Oncology Review pilot program and the Assessment Aid. Under the Assessment Aid pilot program, the FDA approved Opdivo given with three cycles of platinum-doublet chemotherapy on March 4, 2022 for the first-line treatment of adult patients with resectable NSCLC in the neoadjuvant setting. This approval was achieved four months before the priority review PDUFA date in July 2022. To develop a framework for concurrent review of supplemental oncology applications among multiple approval authorities, the OCE initiated Project Orbis. Under Project Orbis, earlier approvals from the Australian Therapeutic Goods Administration (“TGA”), Health Canada and the United Kingdom’s Medicines and Healthcare products Regulatory Agency were received on the combination of Opdivo given with three cycles of platinum-doublet chemotherapy in 2022.

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

The U.S. healthcare industry is subject to various government-imposed laws and regulations authorizing prices or price controls that have and will continue to have an impact on our total revenues. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We participate in the Medicaid Drug Rebate Program ("MDRP"), under which we must pay rebates to state Medicaid programs for our covered outpatient drugs provided to Medicaid beneficiaries, with rebates based on pricing data we report regularly to the Centers for Medicare & Medicaid Services (CMS). We also participate in the Health Resources and Services Administration's 340B program, under which we must offer covered outpatient drugs to statutorily defined covered entities at no more than the 340B program “ceiling price”, with that price calculated based on MDRP-reported data. We also participate in federal government programs that specify discounts to certain federal government entities; the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases.

In recent years, several legislative and policy proposals have been introduced in the U.S. to lower drug prices. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law which provides for (i) the government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program (“CGDP”) and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2023, the U.S. Department of Health and Human Services selected Eliquis as one of the first 10 medicines subject to government-set prices beginning in 2026. It is possible that more of our products could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations. For further discussion of this legislation impact, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.” In addition, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. A comment period on the proposal ran through February 6, 2024, and we are not able to predict whether a final rule will be adopted along the lines proposed and, if adopted, whether the government would seek to exercise march-in rights for any of our products. Other proposals, such as those relating to the calculation of best price and potential executive orders focused on drug pricing, are still being debated. At the state level, multiple states are pursuing government actions and ballot initiatives to address or limit drug pricing and reimbursement for their Medicaid programs. These initiatives include drug importation from Canada and attempts to use the IRA's referenced drug price at the state level. Some of these state-level proposals may also influence federal policy and legislation. Given the uncertainty surrounding the adoption and timing of these potential legislative, policy, or administrative changes, we are unable to predict their exact impact on our business. However, if enacted, these changes could modify or decrease access, coverage, or reimbursement of our products, impact our rebates, or shift costs to us, which could in turn have a material impact on our business and results of operations.

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

Our significant biologics, cell therapy and pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, Ireland and Switzerland and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. For example, the FDA approved our Devens, Massachusetts commercial facility for CAR-T manufacturing in June 2023. We continue to make capital investments in our Devens, Massachusetts manufacturing facility. For our cell therapy product candidates and marketed products, including Breyanzi and Abecma, we have invested in our own manufacturing network, including facilities in Bothell, Washington; Summit, New Jersey; Devens, Massachusetts; Leiden; the Netherlands; and Libertyville, Illinois; as well as the use of third-party manufacturers. In addition, we expect to continue modification of our existing manufacturing network to meet complex processing standards that are required for our growing portfolio, particularly biologics and cell therapy. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Beyond regulatory requirements, many of our products involve technically sophisticated manufacturing processes or require specialized raw materials. For example, we manufacture for clinical and commercial use several sterile products, biologic products and CAR-T products, all of which are particularly complex and involve highly specialized manufacturing technologies. As a result, even slight deviations at any point in their production process may lead to production failures or recalls. In order to address production constraints for CAR-T cell therapy manufacturing, we continue to partner with third party manufacturers to expand supply of vector and are investing in new facilities for drug product manufacturing. Longer-term, we are accelerating our plans to transition to new vector technologies with a dual sourcing strategy.

In addition to our own manufacturing sites, we rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, including Eliquis, Opdivo, Pomalyst/Imnovid, Yervoy, Sprycel, Reblozyl, Abraxane, Zeposia, Camzyos, Sotyktu and Inrebic. We are also expanding our use of third-party manufacturers for drug product and finished goods manufacturing and we continue to shift towards using third-party manufacturers for supply of our mature and other brands. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, that are designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, to reduce the risk of interruption of our manufacturing operations. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available and when needed. For example, we have the capability to manufacture Opdivo drug product internally and also have arrangements with third-party manufacturers to meet demand of Opdivo drug substance and drug product.

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

Our environment, occupational health, safety and sustainability group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2023, 2022 and 2021. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

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

Demographics: As of December 31, 2023, we had approximately 34,100 employees in 43 countries. Approximately 59% of our employees are located in the U.S. (excluding Puerto Rico) and 41% are located outside of the U.S. We supplement our workforce with contingent and temporary workers. Certain specialized and skilled services are provided by independent contractors. The average tenure of our employees is approximately seven years.

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

Global Inclusion and Diversity: Inclusion and Diversity (I&D) strengthen the foundation of BMS to achieve breakthroughs that help us serve the unmet and evolving needs of our patients and communities around the world. We are compelled by our longstanding commitment to elevate Inclusion, Diversity and Health Equity to drive equitable advancement and outcomes for all. Our Global I&D strategy leads with our Value of Inclusion, one of our six core values, is regionally and locally relevant, and strengthens the human connection we bring to work every day to discover, develop and deliver medicines that help patients prevail over serious diseases.

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

The Global I&D strategy is enabled through People and Business Resource Groups (“PBRGs”) and operationalized through organization design.

We maintain PBRG chapters worldwide where members network, learn skills, participate in learning development events and contribute to our Global I&D strategy in a tangible way. Our PBRGs are sponsored by members of our executive leadership team and are each led by a full-time dedicated leader who reports directly to a member of our executive leadership team. Our PBRGs include the Black Organization for Leadership and Development, the BMS Network of Women, the Cultivating Leadership and Innovation for Multigenerational and Belonging, the Disability Advancement Workplace Network, the PRIDE Alliance, the Organization for Latino Achievement, the Pan Asian Network and the Veterans Community Network. PBRG membership has grown to more than 15,000+ unique members across 200+ chapters in 41 countries as of October 31, 2023. Approximately 40% of BMS employees are members of one or more PBRG.

Our Global I&D strategy includes five-year inclusion and diversity aspirational goals and health equity commitments launched in 2020: i) increasing diversity in clinical trials globally to improve the efficacy and safety of our medicines; ii) leveraging and strengthening the diversity of our workforce to better understand the unique needs and preferences of our patients and communities; iii) collaborating across global communities and beyond to improve education and access, ensuring our partners can provide culturally competent and appropriate care; and iv) driving economic empowerment in the communities we serve by investing in diverse businesses to enhance the innovation and agility within our supply chain. We are advancing these aspirational goals and we will continue to advance our I&D strategy to drive equitable access and outcomes for our patients and communities globally.

Career Growth and Development: Our BMS enterprise learning vision is to build a workforce capable of accelerating future growth, powered by a mindset of continuous learning. BMS champions the learning and development of our people, our most important asset, to recognize their full potential, achieve their career aspirations and drive business success. We aspire to create a ‘future ready’ workforce by developing the critical skills needed to tackle the organization’s most pressing strategic priorities. From on-demand, open-enrollment learning journeys to customized, nomination-based experiences, we aim to unlock personal potential through exceptional learning experiences. Our extensive library of resources, available in multiple languages to our 30,000+ employees, covers a wide range of specialized subjects. In 2023, over 6,800 employees were enrolled into our professional, manager, and leadership development programs. Tuition reimbursement is offered globally to eligible employees who, through their own initiation and desire for development, participate in accredited higher-educational programs. We support PBRG affiliation, tour of duty and stretch assignment opportunities that challenge our people and encourage them to take ownership of their skill development and career advancement.

Culture and Employee Engagement: Our workforce is composed of exceptional individuals critical to our mission to discover, develop and deliver innovative medicines that help patients prevail over serious disease. Our workforce is focused on our patients and embodies the values: Integrity, Passion, Inclusion, Innovation, Accountability and Urgency. Because our employees are fundamental to our mission, we want to ensure our workforce and culture thrives and thus we routinely check in on the engagement of our employees via a global employee pulse survey. Through our confidential quarterly pulse survey, conducted in 2023, employees provided feedback on employee satisfaction and covered a variety of topics such as company culture and values, execution of our strategy, diversity and inclusion and individual development, among others. Survey results are reviewed by our executive officers and board of directors, who analyze areas of progress or opportunity both at a company level as well as at a function level. Individual managers use survey results to implement actions and activities intended to increase the wellbeing of our employees. We believe that our employee engagement initiatives, competitive pay and benefit programs and career growth and development opportunities help increase employee satisfaction and tenure and reduce voluntary turnover. Given the criticality of an engaged and motivated workforce, select employee engagement goals are incorporated in our annual bonus program metrics for our executives.

Compensation and Wellbeing: We provide highly competitive compensation and wellbeing offerings that enable our workforce to deliver on our business strategy.

Compensation: Includes market competitive base salaries, annual incentives that recognize and reward company performance as well as individual results, and long-term equity incentives that focus employees on long-term value creation. We also offer sales-based incentives, special allowances, and peer-to-peer individual recognition. For executives, a substantial proportion of pay is variable and at-risk based on our financial and operational results, and delivered in the form of equity which supports the alignment of our executive compensation program with the creation of long-term value for our shareholders.

Wellbeing: We are committed to prioritizing the wellbeing of our workforce through Living Life Better, our strategy for encouraging the physical, emotional, work life, and financial wellbeing of our employees. To ensure global consistency, local relevance, and competitiveness under Living Life Better, we've established a framework with a global set of standards concentrated on five key areas: inclusive benefits, mental health, family care, people with disabilities and caregivers, and all gender preventive care. This framework enhances employee experience, removes barriers to access, and improves health outcomes. Living Life Better is grounded in science and emphasizes flexibility and inclusion, ensuring our employees have the support that best meets their individual needs at the right moment. Our signature Living Life Better programs include physical, emotional, work life, and financial programs.

Employee Health & Safety: We are committed to protecting our workforce, communities, and patients, thereby ensuring the continued supply of life-saving medicines. Our goal is to ensure that all employees, contractors, and visitors to our sites, can work or conduct their visit safely. We achieve this through the rigorous application of control and risk mitigation measures as defined by our Health and Safety management system. All incidents and near misses are investigated to root cause and lessons learned are effectively shared to avoid recurrence. A comprehensive assurance program is in place to objectively assess the effectiveness of, and adherence to, our standards. Corrective and preventive actions are tracked through to closure.

We provide a comprehensive in-house occupational health service with the primary objective of ensuring that any work-related illness or disease is identified early so that worker health can be protected. A range of medical assessments including fitness-for-duty, pre-placement, reproductive health, travel health and wellness checks are also conducted. Employees with disabilities or returning from illness are supported through a rigorous, legally compliant, accommodations process where appropriate.

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

Information relating to corporate governance at Bristol Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors (the "Board"), including Board Committees and Committee charters, and transactions in Bristol Myers Squibb securities by directors and executive officers, is available on our website under the “About Us—Our Company,” “—Leadership” and “Investors” captions and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Shareholder Services” caption. In addition, information about our sustainability programs is available on our website under the “About Us—Sustainability” caption. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this 2023 Form 10-K or filed with the SEC.

We incorporate by reference certain information from parts of our definitive proxy statement for our 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2024 Proxy Statement will be available on our website under the “Investors—Financial Reporting—SEC Filings” caption within 120 days after the end of our fiscal year.

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
Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls, required rebates and other discounts, in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse. We expect that these market access constraints, pricing controls and discounting and other restrictions will become more acute as public and private payers continue to take aggressive steps to control their expenditures. Our future revenues and profit margins could be negatively affected, including as a result of (i) changes in laws and regulations relating to the pricing and reimbursement of pharmaceutical products (including potential penalties for increasing prices over the rate of inflation, new discounts to fund a redesign of the Medicare Part D benefit, and government negotiations/price controls that may change the determination of the "best price" and establish a maximum allowed price/reimbursement rate), as well as other changes relating to federal healthcare programs, such as modifying the federal Anti-Kickback statute discount safe harbor and the IRA, which includes a number of provisions intended to lower the costs of some drugs covered under Medicare Part D and Medicare Part B and to limit Medicare beneficiaries’ out-of-pocket spending under the Medicare Part D benefit, (ii) cost-cutting measures by federal healthcare programs, such as Medicare and Medicaid, MCOs and other institutional and governmental purchasers, (iii) the grant of additional authority to governmental agencies to manage drug utilization and negotiate drug prices (including the implementation of the 2020 regulation issued by the U.S. federal government authorizing states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S., and the American Rescue Plan Act of 2021, which eliminated the Medicaid Prescription Drug Rebate cap starting January 1, 2024), (iv) expanded utilization under the 340B Drug Pricing Program ("340B program"), (v) competition related to placements on applicable commercial and Medicare Part D formularies; (vi) changes to U.S. federal pharmaceutical coverage and reimbursement policies and practices, (vii) the increased scrutiny of drug manufacturers (including any additional review of BMS or Celgene by the House Oversight and Reform Committee), (viii) reimbursement delays, (ix) government price erosion mechanisms across Europe and in other countries resulting in deflation for pharmaceutical product pricing, (x) the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries, (xi) collection delays or failures to pay in government-funded public hospitals outside the U.S., (xii) developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers, and (xiii) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products.

In particular, the IRA will have the effect of reducing prices and reimbursements for certain of our products, which could significantly impact our business. Under the IRA, the U.S Department of Health and Human Services can effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply nine years (for small molecule drugs) or 13 years (for biological products) following FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. In August 2023, the U.S. Department of Health and Human Services selected Eliquis as one of the first 10 medicines subject to government-set prices beginning in 2026. The Medicare price setting process began in February 2024 and will conclude by August 1, 2024. On September 1, 2024, CMS will publish prices that will be applicable to the ten drugs in the Medicare program beginning January 1, 2026. It is possible that more of our products will be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. The IRA also requires drug manufacturers to provide rebates for Medicare Part B and Part D medicines under certain circumstances. The Part D benefit redesign will replace the Part D CGDP with a new manufacturer discount program. Beginning in January 2025, under the IRA, the 70 percent CGDP discount will be replaced by a 10 percent manufacturer discount for all Medicare Part D beneficiaries that have met their deductible and incurred out of pocket drug costs below a $2,000 threshold and a 20 percent discount for beneficiaries that have incurred out of pocket drug costs above the $2,000 threshold under the new Part D benefit redesign. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant. The IRA has and will continue to meaningfully impact our business strategies and those of others in the pharmaceutical industry. The full impact of the IRA on our business and the pharmaceutical industry, including the implications to us of our or a competitor's product being selected for price setting, remains uncertain.

At the state level, multiple states are pursuing government actions and ballot initiatives to address or limit drug pricing and reimbursement for their Medicaid programs. These initiatives include attempts to use the IRA's referenced drug price at the state level. Some of these state-level proposals may also influence federal policy and legislation. Given the uncertainty surrounding the adoption and timing of these potential legislative, policy, or administrative changes, we are unable to predict their impact on our business. However, if enacted, these changes could modify or decrease access, coverage, or reimbursement of our products, impact our rebates, or shift costs to us, which could in turn have a material impact on our business and results of operations.

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
As is common in the pharmaceutical industry, BMS expects that sales of its key brand products like Eliquis, Revlimid, Pomalyst, Sprycel and Abraxane will decline after the loss of market exclusivity for such products. Consequently, our future success is highly dependent on our pipeline of new products. There is a high rate of failure inherent in the research and development process for new drugs. As a result, there is a high risk that funds we invest in research programs will not generate financial returns. Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. We have experienced setbacks and may continue to do so.

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

Regulatory approval delays are especially common when a product is expected to have a REMS program, as required by the U.S. FDA to address significant risk/benefit issues, and we expect that certain of our future key products will be distributed in the U.S. primarily through a REMS program. The inability to bring a product to market or a significant delay in the expected regulatory approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

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

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights, if any, varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain or maintain patent and other intellectual property rights, or limitations on the use or loss of such rights, could result in a rapid loss of sales for any affected products which could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those countries. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. For example, for Eliquis, generics have challenged the composition of matter patents and related SPCs in various jurisdictions and trials have taken place, or are scheduled to take place, in certain European countries. While these legal proceedings are pending, generic manufacturers have begun marketing generic versions of Eliquis in certain EU countries and may seek to market generic versions of Eliquis in other EU countries prior to the expiration date of applicable patents and related SPCs. Furthermore, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. Absent relevant patent protection for a product, once the data exclusivity period expires, generic or alternative versions can be approved and marketed.

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

In addition, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. A comment period on the proposal ran through February 6, 2024, and we are not able to predict whether a final rule will be adopted along the lines proposed and, if adopted, whether the government would seek to exercise march-in rights for any of our products.

There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2023 Form 10-K or that we assume when we provide our financial guidance.

We face intense competition from other manufacturers and expect to see increasing market penetration of lower-priced generic products.
The future growth of BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners. Competition is keen and as we lose exclusivity for some of our marketed brands lower-priced generic products will increasingly penetrate our markets. Generic challenges to our products can also arise at any time, and our patents may not prevent the emergence of generic competition for our products. In some countries, patent protection is significantly weaker than in the U.S. or in the EU; political and social pressure has also pushed legislation and other measures that promote the use of generic and biosimilar products. For additional information, see “Item 1A. Risk Factors—We could lose market exclusivity of a product earlier than expected.”

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
Our product supply and related patient access has been, and could in the future be, negatively impacted by difficulties, delays and disruptions in the manufacturing, distribution and sale of our products. Some of the difficulties, delays and disruptions include: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our vendors or suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a supplier, including sole source or single source suppliers, to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations, labor disputes or shortages, or other business interruptions; and (ix) disruptions in supply chain continuity, including from market forces (such as the recent stress on global logistics), natural disasters, global disease outbreaks or pandemics (including COVID-19), acts of war or terrorism or other unforeseeable or unavoidable events that materially impact one or more of our facilities or a critical supplier.

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
We and certain of our subsidiaries are, and in the future may be, involved in various legal proceedings, including patent litigation, such as claims that our patents are invalid, unenforceable and/or do not cover the product of the generic drug manufacturer or where third parties seek damages and/or injunctive relief to compensate for alleged infringement of their patents by our commercial or other activities. Resolving an intellectual property infringement or other claim can be costly and time consuming and may require us to enter into license agreements, which may not be available on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages and/or an injunction preventing the manufacture, sale, or use of the affected product or products. Any of these events could have a material adverse effect on our profitability and financial condition.

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

In addition, the U.S. healthcare industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or governmental decisions. For example, Congress passed the Food and Drug Omnibus Reform Act in December 2022, which gave the U.S. FDA additional authority to require confirmatory trials to be underway at the time of approval and offered an additional enforcement mechanism if sponsors do not complete such studies with due diligence. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform will affect our business. For additional information, refer to “Item 1. Business—Government Regulation,” “Item 1. Business—Pricing, Price Constraints and Market Access” and “—Adverse outcomes in legal matters could negatively affect our business.” Similarly, the legislative and regulatory environment regarding privacy and data protection is continuously evolving and the subject of significant attention by regulators and private parties globally. Regulators are imposing new data privacy and security requirements, including new and greater monetary fines or penalties for privacy violations, and jurisdictions where we operate have passed, or continue to propose, data privacy legislation and or regulations. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.

Expectations relating to environmental, social and governance considerations and related reporting obligations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
There is an increased focus by foreign, federal, state, and local regulatory and legislative bodies investors and other stakeholders regarding environmental policies relating to climate change, regulating greenhouse gas emissions, carbon taxes, emissions trading schemes, sustainability, human rights and diversity, inclusion and equity matters, and disclosure regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We expect to experience increased restrictions and compliance costs, legal costs, and expenses related to such new or changing legal or regulatory requirements. Moreover, compliance with any such legal or regulatory requirements would require us to devote substantial time and attention to these matters. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices. Moreover, from time to time we establish and publicly announce environmental, social and governance goals and commitments. Implementation of our environmental, social and governance goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside of our control. In addition, some stakeholders may disagree with the Company’s environmental, social and governance goals, targets or objectives. If we do not meet, are perceived not to meet, or if stakeholders disagree with, our environmental, social and governance goals, targets or objectives, we risk negative stakeholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, reduced demand for our products or other negative impacts on our business and operations.

Changes to tax regulations could negatively impact our earnings.
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax laws and regulations can and do occur. Significant judgment is required for determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. We have faced, and may continue to face, audit challenges on how we apply a tax law or regulation. The ultimate resolution of any tax matters may result in payments greater or less than amounts accrued, which could have a negative impact on our provision for income taxes. In addition, our future earnings could be negatively impacted by further changes in tax legislation, including changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increase taxing of certain excess income from intellectual property, revising tax law interpretations in domestic or foreign jurisdictions, changes in rules for earnings repatriations and changes in other tax laws in the U.S. or other countries. Notably, in July and October 2021 OECD/G20 Inclusive Framework agreed on the general rules for redefined jurisdictional taxation rights and a global minimum tax. In December 2022, the EU member states voted unanimously to adopt a Directive implementing the Pillar Two (global minimum tax) rules giving member states until December 31, 2023 to implement the Directive into national legislation. Certain jurisdictions in which we operate, under the OECD/G20 Inclusive Framework, have enacted legislation that adopts a subset of such rules effective January 1, 2024, with the remaining rules becoming effective January 1, 2025. These rules and associated legislative changes may significantly impact our tax provision and results of operations. The implementation of Pillar Two is currently expected to increase our effective tax rate excluding specified items by approximately 1% in 2024.

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

Information Technology and Cybersecurity Risks

We are dependent on information technology systems and face risk of cybersecurity incidents that could disrupt our business and result in theft of proprietary and confidential information.
We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided by and/or used for third parties or their vendors, to assist in conducting our business. We have faced, and will continue to face, risks of incidents, whether through cyber attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business strategy, results of operations, or financial condition. Cybersecurity risks continue to develop, including as a result of threat actors increasingly targeting employees and supply chains and geopolitical tensions leading to an increase in sabotage, espionage and cyber attacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or leak or theft of proprietary, confidential or personal information could negatively impact operations. There can be no assurance that our continuing efforts will prevent breakdowns or incidents to our or our third-party providers’ systems or databases that could adversely affect our business. Under certain circumstances, such incidents when detected could require disclosure to government authorities and/or regulators and could require notification to impacted individuals and any such incident could result in material financial, legal, business and reputational harm to us.

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

In addition, in the U.S., most of our products are distributed through wholesalers, and if one of these wholesalers should encounter financial or other difficulties, we might be unable to timely collect the amounts that the wholesaler owes us, which could negatively impact our results of operations.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our diabetes business (including the transfer of certain future royalty rights pertaining to Amylin, Onglyza* and Farxiga* product sales), out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties was approximately $2.6 billion in 2023. Our pretax income could be adversely affected if the royalty streams decline in future periods. For example, royalties related to Keytruda* decreased from 6.5% to 2.5% on January 1, 2024 and are expected to terminate on December 31, 2026, and royalties related to Tecentriq* are expected to terminate on December 31, 2026. In addition, our royalties from our divested diabetes business, specifically Amylin, Farxiga and Onglyza, terminate on December 31, 2025.

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

If the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. Moreover, due to the substantial amount of debt that we incurred to finance the cash portion of the Celgene, MyoKardia and Mirati acquisitions, and intend to incur in connection with the Karuna and RayzeBio acquisitions, there can be no assurance of when we will be able to expand our business development capacity. Although we are committed to reducing our debt, pursuing strategic transaction opportunities in future may require us to obtain additional equity or debt financing, and could result in increased leverage and/or a downgrade of our credit ratings.

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
Our acquisitions of Celgene, MyoKardia and Mirati increased the amount of our debt resulting in additional interest expense, and we intend to incur more debt to finance future acquisitions, including the Karuna and RayzeBio acquisitions. This could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends. For example, following the announcements of recent acquisitions, Standard & Poor’s downgraded BMS’s long term-credit rating from A+ to A (with a stable long-term credit outlook).

Adverse changes in U.S. and global economic and political conditions could adversely affect our operations and profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 30% of our revenues outside of the U.S. in 2023. As such, a global economic downturn could create or amplify a variety of risks to our business and could negatively affect our growth. In addition, uncertainty in the credit and capital markets could impact our growth strategy. Our revenues, earnings and cash flow are also exposed to risk from a strengthening U.S. dollar and global inflation, including in the U.S. If our operating costs were to significantly increase, whether as a result of rising inflation rates, wage increases or other factors, it could adversely affect our revenues and profitability. We also have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU. In particular, the exit of the UK from the EU, which occurred on January 31, 2020, created uncertainties affecting our business operations in the UK and the EU and may have an impact on our research, commercial and general business operations in the UK and the EU, including the approval and supply of our products and may require changes to our legal entity structure in the UK and the EU.

Additionally, our business and operations may be adversely affected by political volatility, conflicts or crises in individual countries or regions, including terrorist activities or war and pandemics or epidemics. The COVID-19 pandemic affected demand for some of our products driven by lower patient starts and visits, and we would expect any future pandemics to have a similar effect. In addition, while we did not experience any significant manufacturing or supply issues due to COVID-19, it is possible that we could experience these issues in response to future pandemics. For instance, we may experience scarcity of certain raw materials and components as a result of the influx of pandemic related vaccine orders receiving priority treatment from vendors. Furthermore, a future epidemic or pandemic could create material staffing shortages at our manufacturing sites which could disrupt the supply of our products. It is also possible that we may experience supply chain interruptions as a result of quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline and cargo capacity and route reductions. We may also experience delays in the initiation and enrollment of patients in our clinical trials as a consequence of any future pandemic. We may not be able to fully mitigate these delays, which could negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the $27.1 billion of other intangible assets as of December 31, 2023.

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

Global economic conditions or events such as wars or pandemics also create additional risks from their impact on our suppliers, vendors, outsourcing partners, alliance partners and other third parties that we rely on to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services. For example, if any of our third-party providers suffer from limited solvency because of global economic conditions, it could negatively impact our operating model and our business. Similarly, global events such as the Ukraine-Russia conflict can increase the volatility of the financial markets, foreign currency exchanges and interest rates. We could also face potential other negative consequences stemming from future pandemics or global events, including but not limited to increased cyber threats to us and our partners such as cyber attacks and outages. It is possible that global economic and political events, including any future pandemic, could exacerbate any of the other risks described in this 2023 Form 10-K as well.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 1C.	CYBERSECURITY

Risk Management and Strategy

The Company manages cybersecurity risk as part of our overall enterprise risk management strategy, which is overseen by the Audit Committee and the Board. The Company employs robust cybersecurity and data privacy programs that are largely aligned to, among others, the U.S. National Institute of Standards and Technology Cybersecurity Framework to assess, identify and manage material risks from cybersecurity threats.

We are constantly evolving our cyber defenses to minimize impacts from cyber threats by using a multi-pronged approach that helps safeguard our assets and data. We are particularly focused on addressing emerging cybersecurity risks, including human risk, as phishing attacks remain one of the most common causes of data breaches; third-party supply chain risks, as threat actors continue to target supply chains to compromise a greater number of victims; and geopolitical risk, as tensions and conflicts around the world are often accompanied by an increase in sabotage, espionage and cyber attacks. As threat actors frequently target employees to gain access to information and systems, we have a comprehensive global human risk management program that educates our workforce on threats they face as a first line of defense, and includes elements addressing phishing, malware, data handling, device security, cybersecurity education, password security, internet browsing and defenses to physical threats. Our employees are exposed to data-driven cybersecurity awareness campaigns and training in order to keep pace with industry standards, evolving challenges and innovative solutions with respect to information security, data privacy, and cybersecurity risks to the organization. Additionally, we employ a multi-layered approach in our application of cybersecurity technologies to help safeguard our systems, networks, and data from potential cybersecurity threats. For companies that we acquire, our integration plans include, where appropriate, workable timelines for alignment on information security, data privacy, cybersecurity and employee education.

To support our preparedness, we have a cybersecurity incident response plan (“CIRP”) that we regularly update as business needs and the security landscapes change. In the event of a cybersecurity incident, our incident response team refers to our CIRP and existing management internal controls and disclosure processes. Pursuant to this process, designated personnel are responsible for assessing the severity of the incident and any associated threats, containing and resolving the incident as quickly as possible, managing any damage to the Company’s systems and networks, minimizing the impact on the Company’s stakeholders, analyzing and executing upon internal reporting obligations, escalating information about the incident to senior management, as appropriate, and performing post-incident analysis and program enhancements, as needed. We perform periodic tabletop exercises annually to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness.

We engage with third parties to separately conduct cyber assessments on a recurring basis and assist with containment and remediation efforts. In addition, third-party technology and analytics are utilized to identify potential vulnerabilities. We recognize that third parties that provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To manage third-party risk, we maintain a third-party risk management program, which is designed to assess the security controls of our third parties. The assessment methodology is based on risk and relies on the data, access, connectivity, and criticality of the services that the third-party offers. As noted, we also conduct tabletop exercises to identify gaps in our supply chain resilience so we can implement improvements.

We maintain relationships with law enforcement, government agencies, forensic investigators, and legal counsel to inform our cybersecurity and data privacy programs.

As of December 31, 2023, and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company. However, we have been the target of cyber attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We face risks of incidents, whether through cyber attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For a discussion of these risks, see “Item 1A—Risk Factors—Information Technology and Cybersecurity Risks—We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity incidents and data leakage.”

Governance

The Company’s cybersecurity and data privacy programs are implemented and overseen by the Company’s Chief Information Security Officer (“CISO”), the Executive Vice President, Chief Digital and Technology Officer, and senior management. The information security team responsible for managing and implementing the Company’s cybersecurity and data privacy programs has many years of valuable business experience managing risks from cybersecurity threats and data privacy breaches and developing and implementing cybersecurity and data privacy policies and procedures.

Our Audit Committee, which consists solely of independent directors, oversees the Company’s overall enterprise risk assessment and risk management policies and guidelines, including risks related to cybersecurity matters. Our Audit Committee reviews, discusses with management and oversees the Company’s information security and data protection programs. In particular, the Audit Committee receives periodic updates from the CISO, internal audit function and other members of management on significant cybersecurity and data privacy threats to our systems and the potential impact on the Company’s business, financial results, operations, and reputation, risk management strategies, including information governance and security policies and programs, program assessments, planned improvements, major legislative and regulatory developments that could materially impact the Company’s cybersecurity and data privacy policies and programs, and status of information security initiatives, including an appropriate threat assessment relating to information technology risks. After each such update, the Chair of the Audit Committee updates the full Board. The Board also receives similar cybersecurity updates directly from the CISO and other members of management at least annually, and as needed from time to time.

Item 2.	PROPERTIES.

Our principal executive offices are located at Route 206 & Province Line Road, Princeton, NJ. We own or lease manufacturing, R&D, administration, storage and distribution facilities at approximately 130 sites worldwide. We believe our manufacturing properties, in combination with our third-party manufacturers, are in good operating condition and provide adequate production capacity for our current and projected operations. We also believe that none of our properties is subject to any material encumbrance, easement or other restriction that would detract materially from its value or impair its use in the operation of the business. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance.”

Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2023:

	Manufacturing	R&D
United States	6	8
Europe	1	1
Total	7	9

Item 3.	LEGAL PROCEEDINGS.
Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART IA
Information about our Executive Officers

Listed below is information on our executive officers as of February 13, 2024. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Shareholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Christopher Boerner, Ph.D. Chief Executive Officer Member of the Leadership Team	53	2015 to 2017 – President and Head of U.S. Commercial
2017 to 2018 – President and Head, International Markets
2018 to 2023 – Executive Vice President, Chief Commercialization Officer
2023 to 2023 – Executive Vice President, Chief Operating Officer
		2023 to present – Chief Executive Officer
Giovanni Caforio, M.D. Executive Chairman of the Board Member of the Leadership Team	59	2015 to 2017 – Chief Executive Officer and Director of the Company 2017 to 2023 – Chairman of the Board and Chief Executive Officer 2023 to present – Executive Chairman of the Board
David V. Elkins Executive Vice President and Chief Financial Officer Member of the Leadership Team	55	2014 to 2017 – Group Vice President and Chief Financial Officer, Consumer and Consumer Medicines, Johnson & Johnson
2017 to 2018 – Worldwide Vice President and Chief Financial Officer, Consumer Products, Medical Development and Corporate Functions, Johnson & Johnson
2018 to 2019 – Chief Financial Officer, Celgene Corporation
		2019 to present – Executive Vice President and Chief Financial Officer
Cari Gallman Executive Vice President, Corporate Affairs Member of the Leadership Team	44	2015 to 2018 – Senior Counsel, US Legal
2018 to 2019 – Assistant General Counsel, Oncology Legal
2019 to 2021 – Vice President, Assistant General Counsel, Worldwide Oncology
2021 to 2023 – Senior Vice President, Chief Compliance Officer
		2023 to present – Executive Vice President, Corporate Affairs
Sharon Greenlees Senior Vice President, Corporate Controller	52	2016 to 2018 – Vice President of Investor Relations, AbbVie Inc.
2018 to 2020 – Head of Pricing, U.S. Commercial, AbbVie Inc.
2020 to 2021 – Head of Supply Chain Finance, AbbVie Inc.
2021 to 2022 – Vice President and Controller, R&D Finance and Operations, AbbVie Inc.
		2022 to present – Senior Vice President, Corporate Controller
Samit Hirawat, M.D. Executive Vice President, Chief Medical Officer, Head of Development Member of the Leadership Team	55	2017 to 2019 – Executive Vice President, Head of Oncology Development, Novartis
2019 to 2023 – Executive Vice President, Chief Medical Officer, Global Drug Development
		2023 to present – Executive Vice President, Chief Medical Officer, Head of Development
Lynelle Hoch President, Cell Therapy Organization Member of the Leadership Team	51
2016 to 2019– Vice President, Immuno-Oncology Marketing
2019 to 2021 – General Manager, Ireland & UK, Major Markets
2021 to 2023 – Senior Vice President, Global Cell Therapy Franchise Lead
2023 to present – President, Cell Therapy Organization

Adam Lenkowsky Executive Vice President, Chief Commercialization Officer Member of the Leadership Team	52	2016 to 2019 – Head of US Oncology
2019 to 2022 – Senior Vice President, General Manager of U.S. Oncology, Immunology & Cardiovascular
2022 to 2023 Senior Vice President, Head of Major Markets
		2023 to present – Executive Vice President, Chief Commercialization Officer
Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	63	2015 to present – Executive Vice President, General Counsel
Greg Meyers Executive Vice President, Chief Digital and Technology Officer Member of the Leadership Team	51	2014 to 2018 – Corporate Vice President and Chief Information Officer, Motorola Solutions
2018 to 2022 – Group Chief Information and Digital Officer, Syngenta Group
		2022 to present – Executive Vice President, Chief Digital and Technology Officer
Robert Plenge, M.D., Ph.D. Executive Vice President, Chief Research Officer, Head of Research Member of the Leadership Team	53
2017 to 2019 – Vice President Inflammation and Immunology, Thematic Center of Excellence Unit, Celgene Corporation
2019 to 2021 – Senior Vice President, Immunology, Cardiovascular & Fibrosis, Thematic Research Center
2021 to 2023 – Senior Vice President, Immunology, Cardiovascular & Fibrosis, Thematic Research Center, and Head of Translational Medicine
2023 to 2023 – Senior Vice President and Head of Discovery and Translational Sciences
2023 to present – Executive Vice President, Chief Research Officer, Head of Research

Amanda Poole Executive Vice President, Chief Human Resources Officer Member of the Leadership Team	49	2017 to 2019 – Vice President, Head of Human Resources, Global Product Development & Supply
2019 to 2020 – Vice President, Head of BMS/Celgene Integration
2020 to 2022 – Senior Vice President, Head of Human Resources, Commercialization
2022 to 2024 – Senior Vice President, People Strategy, Solutions & Services
		2024 to present – Executive Vice President, Chief Human Resources Officer
Karin Shanahan Executive Vice President, Global Product Development & Supply Member of the Leadership Team	59
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
Bristol Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY).

Holders of Common Stock

The number of record holders of our common stock at January 31, 2024 was 31,207.

The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by EQ Shareowner Services, our transfer agent, and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Equity Compensation Plan Information

Information required by this item will be contained in our 2024 Proxy Statement under the heading “Items to be Voted Upon—Item 2—Advisory Vote to Approve the Compensation of our Named Executive Officers—Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholders’ returns of our common shares with the cumulative total stockholders’ returns of the companies listed in the Standard & Poor’s 500 Index ("S&P 500 Index") and a composite peer group of major pharmaceutical companies comprised of AbbVie, Amgen, AstraZeneca, Biogen, Gilead, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Pfizer, Roche and Sanofi. The graph assumes $100 investment on December 31, 2018 in each of our common shares, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2019, 2020, 2021, 2022 and 2023. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	2019	2020	2021	2022	2023
Bristol Myers Squibb	$127.74	$128.26	$131.95	$157.00	$115.95
S&P 500	131.49	155.68	200.37	164.08	207.21
Peer Group	117.27	119.64	147.25	163.08	166.38

Issuer Purchases of Equity Securities

The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
October 1 to 31, 2023	68,146	$57.26	—	$2,014
November 1 to 30, 2023 (c)	13,875,165		13,853,518	2,014
December 1 to 31, 2023	36,099	50.36	—	5,014
Three months ended December 31, 2023	13,979,410		13,853,518
(a)    Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)    In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations, including most recently, in February 2020, January and December 2021 and December 2023, in the amount $5.0 billion, $2.0 billion, $15.0 billion and $3.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was $5.0 billion as of December 31, 2023. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for information on the share repurchase program.
(c) Represents approximately 14 million of shares, under the ASR, settled and transferred into treasury stock. The completed repurchases pursuant to the ASR had an average repurchase price of $57.19. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for further information.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2023 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.

The comparison of 2022 to 2021 results has been omitted from this Form 10-K and is incorporated by reference from our Form 10-K for the year ended December 31, 2022 “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 14, 2023.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2023 Form 10-K for definitions of capitalized terms used throughout the document.

In 2023, we received approvals for initial and additional indications for the following marketed products in major markets (the U.S., EU and Japan), which further expanded our geographical reach in immunology, hematology, oncology, and cardiovascular diseases: (i) U.S. and EU approval of Opdivo for treatment of completely resected stage IIB and IIC melanoma, expanding upon the existing adjuvant treatment for melanoma patients; (ii) FDA approval of Reblozyl in the first-line setting for the treatment of anemia without previous erythropoiesis stimulating agent use in adult patients with very low- to intermediate-risk MDS who may also require red blood cell transfusions, regardless of ring sideroblast status; and EU approval for an additional indication for anemia associated with non-transfusion-dependent beta thalassemia; (iii) approvals in Japan and in the EU of Opdivo in combination with chemotherapy for the neoadjuvant treatment of patients with resectable NSCLC; (iv) approval of Camzyos for the treatment of symptomatic obstructive HCM in the EU; (v) approval of Breyanzi for the second-line treatment of diffuse large B-cell lymphoma in the EU; (vi) approval for Sotyktu for moderate-to-severe plaque psoriasis in the EU; and (vii) approval of Augtyro (repotrectinib), a next-generation tyrosine kinase inhibitor (TKI), for the treatment of adult patients with locally advanced or metastatic ROS1+ non-small cell lung cancer (NSCLC) in the U.S. We continue expanding our commercial CAR-T manufacturing network through the FDA approval of our Devens, MA facility in June 2023.

In January 2024, we acquired Mirati, a commercial stage targeted oncology company with a pipeline of commercial, clinical and pre-clinical stage oncology medicines and assets. With the Mirati acquisition, we obtained rights to Krazati*, a best-in-class inhibitor of KRASG12C mutation, approved by the FDA as a second-line treatment for patients with NSCLC; and MRTX1719, a potential first-in-class MTA-cooperative PRMT5 inhibitor in Phase I development, among others. In addition, during the fourth quarter of 2023, we entered into definitive merger agreements to acquire Karuna and RayzeBio and also entered into strategic collaboration with SystImmune. Karuna is a biopharmaceutical company driven to discover, develop and deliver transformative medicines for people living with psychiatric and neurological conditions. RayzeBio is a clinical-stage radiopharmaceutical therapeutics company with an innovation-leading position in actinium-based radiopharmaceutical therapeutics and a pipeline of potentially first-in-class and best-in-class drug development programs. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information. The goal of the collaboration with SystImmune is to co-develop and co-commercialize BL-B01D1, a bispecific topoisomerase inhibitor-based anti-body drug conjugate which targets both EGFR and HER3 and is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” for further information.

The Company has the potential to increase its registrational portfolio from six to up to twelve potentially first-in-class/best-in-class assets. In addition to its growing registrational portfolio, the Company has more than 25 indication expansion opportunities on the horizon. Taken together, this leads to increased depth across the Company’s therapeutic areas, including oncology, hematology, immunology, cardiovascular and a growing presence in neuroscience.

Financial Highlights

	Year Ended December 31,
Dollars in millions, except per share data	2023	2022
Total Revenues	$45,006	$46,159

Diluted Earnings Per Share
GAAP	$3.86	$2.95
Non-GAAP	7.51	7.70

In 2023, our revenues decreased by 2%, primarily due to lower Revlimid sales driven by the previously disclosed generic erosion and increase in patients receiving free drug product for Revlimid, and to a lesser extent, Pomalyst, from the Bristol Myers Squibb Patient Assistance Foundation, partially offset by higher sales of our New Product Portfolio and In-Line Products (primarily Opdivo). The $0.91 increase in GAAP EPS in 2023 was primarily driven by the impact of certain specified items, including deferred income tax benefit related to a non-U.S. tax ruling, lower losses on equity investments, amortization of intangible assets, as well as litigation and other settlement income, partially offset by lower revenues and product mix. After adjusting for specified items, non-GAAP EPS decreased $0.19 primarily as a result of lower revenues and product mix, partially offset by higher royalty and interest income and lower weighted average shares outstanding.

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

Economic and Market Factors

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, on August 16, 2022, President Biden signed the IRA into law which provides for (i) the government to negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) Medicare Part D redesign which replaces the current Part D CGDP and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2023, the U.S. Department of Health and Human Services selected Eliquis as one of the first 10 medicines subject to government-set prices beginning in 2026. It is possible that more of our products could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. In addition, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. A comment period on the proposal ran through February 6, 2024, and we are not able to predict whether a final rule will be adopted along the lines proposed and, if adopted, whether the government would seek to exercise march-in rights for any of our products. Other proposals, such as those relating to the calculation of best price as well as potential executive orders focused on drug pricing are still being debated. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations.

Additionally, in connection with the IRA the following changes have been made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. We continue to evaluate the impact of the IRA legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations. Furthermore, countries are expected to make changes to their tax laws and updates to international tax treaties to implement the agreement by the OECD to establish a global minimum tax.

See risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins”, “—We could lose market exclusivity of a product earlier than expected” and “—Changes to tax regulations could negatively impact our earnings.”

Significant Product Approvals

The following is a summary of the significant approvals received in 2023:

Product	Date	Approval

Augtyro (repotrectinib)	November 2023	FDA approval of Augtyro for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC.

Opdivo	October 2023	FDA approval of Opdivo for the adjuvant treatment of adult and pediatric patients 12 years and older with completely resected stage IIB or IIC melanoma.

Reblozyl	August 2023	FDA approval of Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS.

Opdivo	August 2023	EC approval of Opdivo as a monotherapy for the adjuvant treatment of adults and adolescents 12 years of age and older with stage IIB or IIC melanoma who have undergone complete resection.

Opdivo	June 2023
EC approval of Opdivo in combination with platinum-based chemotherapy for the neoadjuvant treatment of resectable NSCLC at a high risk of recurrence in adult patients with tumor cell PD-L1 expression > 1%.

Camzyos	June 2023	EC approval of Camzyos for the treatment of symptomatic (New York Heart Association, class II-III) obstructive HCM.

Breyanzi	May 2023
EC approval of Breyanzi for the treatment of adult patients with diffuse large B-cell lymphoma, high grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and FL grade 3B, who relapsed within 12 months from completion of, or are refractory to, first-line chemoimmunotherapy.

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

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2023 and in early 2024.

Strategy

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are (i) to continue to renew and diversify our portfolio through launching new medicines, (ii) advancing our early, mid and late-stage pipeline and (iii) executing disciplined business development. As we undergo a period of renewal, our strategy will be focused on driving near-term growth, minimizing the impact of a transition period that follows and delivering growth in the late 2020s by accelerating opportunities that enhance productivity and efficiency, advance our pipeline, and drive strong commercial execution that move our business forward. We remain committed to a strategic business development and maintaining a strong investment grade credit rating, growing the dividend and reducing additional debt that will be issued in support of recent transactions.

Our focus is on discovering, developing and delivering transformational medicines for patients facing serious diseases in the following five core therapeutic areas: (i) oncology with a priority in certain tumor types, including diversification beyond IO; (ii) hematology with opportunities to expand leadership position in multiple myeloma, as well as broaden our portfolio across leukemias, lymphomas and non-malignant hematologic diseases; (iii) immunology with priorities in strengthening presence in dermatology, rheumatology and gastrointestinal disorders, establishing new standards of care in pulmonology and rapidly advance cell therapy into immunology diseases; (iv) cardiovascular diseases with focus on cardiomyopathies, heart failures and thrombotic diseases; and (v) neuroscience with a focus on neuropsychiatry, neurodegenerative and neuroinflammation diseases.

We are working towards expanding our pipeline of registrational assets from six to up to twelve. In addition, we are positioned to support continued innovation and expand treatment options across several different diseases based on our differentiated research platforms. We have a broad portfolio and pipeline when it comes to autologous CAR-T cell therapies. We have two approved cell therapies against two distinct targets and are continuing to build our leadership in this space. We are expanding manufacturing capacity, exploring innovative technologies such as dual-targeting CAR-Ts and allogenic approaches, advancing multiple next-generation assets including new targets and rapidly expanding into immunology, including lupus and multiple sclerosis. We also have a strong position in the protein degradation field and have been advancing our pipeline with an expansive library of assets with two in registrational trials, an additional five in clinical phase studies and more than fifteen being studied pre-clinically. This growing platform has potential across several diseases and is positioned to deliver approximately four INDs each year. Together with our proven track record, rapidly advancing pipeline and growth with marketed products, we increased and sustained our R&D productivity enabling us to identify more high-quality candidates and increase their probability of reaching patients in need. Specifically, our ambition is to: (i) deliver approximately ten INDs per year; (ii) increase success rates from first-in-human trials to approval to approximately 20%; (iii) reduce timelines to achieve a median of 6.5 years from first-in-human trials to approval. Our R&D strategy will help ensure we maintain a strong legacy of scientific innovation, bringing first-in class and/or best-in-class treatments to patients at an accelerated speed.

Our commercial model has been successful with revenues from our in-line brands and new product portfolio continuing to grow, which demonstrates strong execution of our strategy. We remain focused and well-resourced in our cancer development programs and seek to broaden the use of Opdivo in earlier lines of therapy, expand into new tumors, accelerate next wave oncology mechanisms and develop treatment options for refractory oncology patients. We are encouraged that our investigational subcutaneous formulation for Opdivo has the potential to bring enhanced benefits to patients into the next decade, with positive registrational data now in-house. We continue to drive adoption of Opdivo by expanding into additional indications and tumor types both as a monotherapy and in combination with Yervoy and other anti-cancer agents. We are further strengthening our IO portfolio with Opdualag for the treatment of melanoma and potential expanded opportunities in other indications. We are growing a differentiated NSCLC portfolio, which includes the launch of Augtyro and includes Krazati, (acquired through Mirati), which demonstrates a strategic fit into our oncology portfolio. We are also strengthening our neuroscience portfolio with the planned acquisition of Karuna. Moreover, Eliquis continues to grow, leveraging its best in class clinical profile and extensive real world data and remains the number one novel oral anticoagulant in total prescriptions globally. Camzyos continues to demonstrate benefits as shared through our long-term follow-up data from two Phase III studies. In immunology, Sotyktu is the key growth driver for BMS and we continue to make further investments to accelerate the launch through direct to consumer advertising and adding field force support. In addition, our Phase III registrational clinical trials are underway for Sotyktu in PsA, SLE and Sjögren's Syndrome. We are able to leverage our leading capabilities in hematological malignancies and our robust pipeline to provide opportunities for long-term growth to offset the impact of current and future patent expiries for Revlimid and Pomalyst. As we look at our cell therapy franchise, we continue to explore new indications with Breyanzi to include the treatment of CLL, FL and MCL. If indication for CLL is approved, it would be the first and only CAR-T available for this patient population. Reblozyl is advancing into new indications with an ongoing registrational trial for chronic anemia associated with myelofibrosis.

The evolution in our operating model, which focuses on maintaining a disciplined approach in marketing, selling and administrative expenses, will enable us to deliver the necessary strategic, financial and operational flexibility to invest in the highest priority opportunities within our portfolio.

Our strategy extends well beyond the discovery, development and delivery of transformative medicines that help patients prevail over serious diseases. We understand the future of our employees, our communities, our planet, and our business are inextricably linked. Through our Environmental, Social and Governance (ESG) strategy, we seek to mobilize our capabilities and resources to positively impact the communities where we live, work, and serve around the world. As we work to transform patients’ lives through science, we operate with effective governance, uncompromising quality and compliance, and the highest ethical standards to deliver our mission. These values have been central to who we are, what we do, and how we do it since our company was founded in 1887. We believe that driving long-term business value is at the heart of living our purpose, enabling us to be leaders and difference-makers for generations to come.

Acquisitions, Divestitures, Licensing and Other Arrangements

For detailed information on significant acquisitions, divestitures, collaborations, licensing and other arrangements during 2023 refer to “Item 8. Financial Statements and Supplementary Data —Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements.”

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	% Change	Foreign Exchange(b)
United States	$31,555	$31,828	(1)%	N/A
International	12,752	13,497	(6)%	(1)%
Other(a)	699	834	(16)%	N/A
Total	$45,006	$46,159	(2)%	—%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues in 2023 decreased 1% primarily due to lower Revlimid sales driven by the previously disclosed generic erosion and an increase in patients receiving free drug product for Revlimid, and to a lesser extent, Pomalyst, from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates product, partially offset by an increase in demand for our In-Line Products and New Product Portfolio. Average net selling prices remained flat in 2023 compared to 2022.

International

•International revenues in 2023 decreased 6% primarily due to Revlimid and Eliquis generic erosion, lower average net selling prices, and foreign exchange impacts, partially offset by an increase in demand for Opdivo and New Product Portfolio.

No single country outside the U.S. contributed more than 10% of total revenues in 2023 and 2022. Our business is typically not seasonal.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in “—Critical Accounting Policies.”

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

Dollars in millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2023	$675	$3,822	$2,880	$7,377
Provision related to sales made in:
Current period	9,155	13,400	7,480	30,035
Prior period	(11)	11	(134)	(134)
Payments and returns	(9,172)	(12,788)	(7,065)	(29,025)
Foreign currency translation and other	(1)	—	76	75
Balance at December 31, 2023	$646	$4,445	$3,237	$8,328

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Year Ended December 31,		% Change
Dollars in millions	2023	2022	2023 vs. 2022
Gross product sales	$73,679	$69,633	6%
GTN Adjustments
Charge-backs and cash discounts	(9,144)	(7,469)	22%
Medicaid and Medicare rebates	(13,411)	(11,362)	18%
Other rebates, returns, discounts and adjustments	(7,346)	(6,131)	20%
Total GTN Adjustments	(29,901)	(24,962)	20%
Net product sales	$43,778	$44,671	(2)%

GTN adjustments percentage	40%	36%	4%
U.S.	46%	41%	5%
Non-U.S.	19%	17%	2%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $134 million for 2023 and $229 million for 2022, respectively. The reductions to provisions in 2022 driven by the non-U.S. revisions in clawback amounts driven by the VAT recoverable estimates. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages. Non-U.S. GTN adjustments percentage increased primarily due to continued pricing pressures.

Product Revenues

	Year Ended December 31,
Dollars in millions	2023	2022	% Change
In-Line Products
Eliquis	12,206	$11,789	4%
U.S.	8,592	7,786	10%
Non-U.S.	3,614	4,003	(10)%

Opdivo	9,009	8,249	9%
U.S.	5,283	4,812	10%
Non-U.S.	3,726	3,437	8%

Orencia	3,601	3,464	4%
U.S.	2,754	2,638	4%
Non-U.S.	847	826	3%

Pomalyst/Imnovid	3,441	3,497	(2)%
U.S.	2,357	2,438	(3)%
Non-U.S.	1,084	1,059	2%

Yervoy	2,238	2,131	5%
U.S.	1,388	1,304	6%
Non-U.S.	850	827	3%

Sprycel	1,930	2,165	(11)%
U.S.	1,446	1,497	(3)%
Non-U.S.	484	668	(28)%

Mature and other products	1,895	2,045	(7)%
U.S.	772	750	3%
Non-U.S.	1,123	1,295	(13)%

Total In-Line Products	34,320	33,340	3%
U.S.	22,592	21,225	6%
Non-U.S.	11,728	12,115	(3)%

	Year Ended December 31,
Dollars in millions	2023	2022	% Change
New Product Portfolio
Reblozyl	1,008	717	41%
U.S.	811	591	37%
Non-U.S.	197	126	56%

Opdualag	627	252	*
U.S.	617	252	*
Non-U.S.	10	—	N/A

Abecma	472	388	22%
U.S.	358	297	21%
Non-U.S.	114	91	25%

Zeposia	434	250	74%
U.S.	324	177	83%
Non-U.S.	110	73	51%

Breyanzi	364	182	100%
U.S.	303	151	*
Non-U.S.	61	31	97%

Camzyos	231	24	*
U.S.	226	24	*
Non-U.S.	5	—	N/A

Sotyktu	170	8	*
U.S.	157	8	*
Non-U.S.	13	—	N/A

Onureg	168	124	35%
U.S.	117	95	23%
Non-U.S.	51	29	76%

Inrebic	110	85	29%
U.S.	74	69	7%
Non-U.S.	36	16	*

Augtyro	1	—	N/A
U.S.	1	—	N/A
Non-U.S.	—	—	N/A

Total New Product Portfolio	3,585	2,030	77%
U.S.	2,988	1,664	80%
Non-U.S.	597	366	63%

Total In-Line Products and New Product Portfolio	37,905	35,370	7%
U.S.	25,580	22,889	12%
Non-U.S.	12,325	12,481	(1)%

	Year Ended December 31,
Dollars in millions	2023	2022	% Change
Recent LOE Products(a)
Revlimid	6,097	9,978	(39)%
U.S.	5,266	8,359	(37)%
Non-U.S.	831	1,619	(49)%

Abraxane	1,004	811	24%
U.S.	709	580	22%
Non-U.S.	295	231	28%

Total Recent LOE Products	7,101	10,789	(34)%
U.S.	5,975	8,939	(33)%
Non-U.S.	1,126	1,850	(39)%

Total Revenues	45,006	46,159	(2)%
U.S.	31,555	31,828	(1)%
Non-U.S.	13,451	14,331	(6)%

* Change in excess of 100%.
(a) Recent LOE Products include products with significant expected decline in revenue from a prior reporting period as a result of a LOE.

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 10% in 2023 primarily due to higher demand.

•International revenues decreased 10% in 2023 primarily due to lower average net selling prices and generic erosion in the UK and Canada. Excluding foreign exchange impacts, revenues decreased by 10%.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe and the court decision in the UK finding the UK apixaban composition-of-matter patent and related SPC invalid, generic manufacturers have begun marketing generic versions of Eliquis in the UK and in Portugal, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which has led to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. Most recently, in France, Norway and Sweden, courts held in BMS's favor, confirming the validity of the composition of matter patent and related SPCs in those countries. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies—Intellectual Property” for further information.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. It has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

•U.S. revenues increased 10% in 2023 due to higher demand across multiple indications and to a lesser extent higher average net selling prices. The higher demand was related to the following indications: the Opdivo+Yervoy combinations for NSCLC, various gastric, esophageal and bladder cancers.

•International revenues increased 8% in 2023 primarily due to higher demand as a result of core indications and additional indication launches partially offset by foreign exchange impact of 3%. Excluding foreign exchange impacts, revenues increased by 11%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

•U.S. revenues increased 4% in 2023 primarily due to higher demand.

•International revenues increased 3% in 2023 due to higher demand partially offset by foreign exchange impact of 3%. Excluding foreign exchange impacts, revenues increased by 6%.

•BMS is not aware of any Orencia biosimilars on the market in the U.S., EU or Japan. Formulation and additional patents expire in 2026 and beyond.

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

•U.S. revenues decreased 3% in 2023 due to an increase in the number of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, partially offset by higher average net selling prices.

•International revenues increased 2% in 2023 due to higher demand, partially offset by lower average net selling prices and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased by 3%.

•In the EU, the estimated minimum market exclusivity date is August 2024.

Yervoy (ipilimumab) — a CTLA4 immune checkpoint inhibitor. Yervoy is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and esophageal cancer.

•U.S. revenues increased 6% in 2023 due to higher average net selling prices and demand.

•International revenues increased 3% in 2023 due to higher demand as a result of additional indication launches and core indications, partially offset by lower average net selling prices and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues increased by 5%.

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

•U.S. revenues decreased 3% in 2023 due to lower average net selling prices driven by unfavorable GTN adjustments.

•International revenues decreased 28% in 2023 due to lower demand as a result of generic erosion, lower average net selling price and foreign exchange impact of 3%. Excluding foreign exchange impact, revenues decreased by 25%.

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

•International revenues for mature and other products decreased 13% primarily due to lower demand as a result of continued generic erosion and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues decreased by 11%.

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

•U.S. revenues increased 37% in 2023 primarily due to higher demand.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma. Opdualag was launched in March 2022.

Abecma (idecabtagene vicleucel) — is a BCMA genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues increased 21% in 2023 primarily due to higher demand enabled by additional manufacturing capacity.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues increased 83% in 2023 primarily due to higher demand.

Breyanzi (lisocabtagene maraleucel) — a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after one or more lines of systemic therapy, including diffuse large B-cell lymphoma not otherwise specified, high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and FL grade 3B.

•U.S. revenues doubled in sales primarily due to higher demand.

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

•U.S. revenues increased 23% in 2023 primarily due to higher demand.

Inrebic (fedratinib) — an oral kinase inhibitor indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) MF.

•U.S. revenues increased 7% in 2023 primarily due to higher demand.

Augtyro (repotrectinib) — a kinase inhibitor indicated for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC. Augtyro was launched in December 2023.

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

•U.S. revenues decreased 37% in 2023 primarily due to generic erosion and an increase in the number of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, and to a lesser extent lower average net selling prices.

•International revenues decreased 49% in 2023 primarily due to generic erosion across several European countries and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues decreased by 47%.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. In the EU and Japan, generic lenalidomide products have entered the market. Global revenues for Revlimid are expected to decline in the range of approximately $1.5 billion to $2.0 billion in 2024.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues increased 22% in 2023 primarily due to higher branded sales resulting from lower authorized generic sales.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under “—SEC Consent Order”, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of December 31, 2023, for our U.S. distribution channels, and September 30, 2023, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 85% of total gross sales of U.S. products for the year ended December 31, 2023. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2023 is not available prior to the filing of this 2023 Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Year Ended December 31,
Dollar in Millions	2023	2022	% Change
Cost of products sold (a)	$10,693	$10,137	5%
Marketing, selling and administrative	7,772	7,814	(1)%
Research and development	9,299	9,509	(2)%
Acquired IPRD	913	815	12%
Amortization of acquired intangible assets	9,047	9,595	(6)%
Other (income)/expense, net	(1,158)	576	*
Total Expenses	$36,566	$38,446	(5)%
* Change in excess of 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of products sold

Cost of products sold include material, internal labor and overhead costs from our owned manufacturing sites, third-party product supply costs and other supply chain costs managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing, foreign currency hedge settlement gains and losses and impairment charges, as well as proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, employee stock compensation costs and other appropriate costs. Cost of products sold excludes amortization from acquired intangible assets.

Cost of products sold increased by $556 million or 5% primarily due to higher inventory costs ($388 million), driven by product mix and CAR-T cell therapy costs, higher royalties and profit sharing ($381 million), lower hedging settlement gains ($189 million), partially offset by the elimination of the Puerto Rico excise tax ($210 million) and lower inventory purchase price adjustments ($209 million).

Marketing, selling and administrative

Marketing, selling and administrative expenses primarily include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs, advertising and product promotion costs, as well as proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, employee stock compensation costs and other appropriate costs. Expenses are managed through regional commercialization organizations or global enabling functions such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements.

Marketing, selling and administrative expenses decreased by $42 million or 1% primarily due to the timing of charitable giving ($215 million) and cash settlement of Turning Point unvested stock awards ($73 million) in 2022, partially offset by higher advertising and promotion costs resulting from additional new product launches ($121 million) and site exit costs ($88 million).

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

Research and development expense decreased by $210 million or 2% primarily due to costs related to the unwinding of inventory purchase price adjustments for clinical use ($130 million) and cash settlement of Turning Point unvested stock awards ($80 million) in 2022, partially offset by the purchase of a priority review voucher ($95 million) in 2023.

Acquired IPRD

Acquired IPRD expenses are comprised of upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. Acquired IPRD charges are detailed in the table below.

	Year Ended December 31,
Dollars in millions	2023	2022
Mavacamten rights buy-out (Note 4)	$445	$—
Orum upfront payment (Note 4)	100	—
Mavacamten royalty extinguishment (Note 4)	—	295
Dragonfly milestone and opt-in license fee	—	200
Evotec designation and opt-in license fees	90	—
BridgeBio upfront collaboration fee	—	90
Prothena opt-in license fee	55
Zenas upfront license fee	50	—
Immatics upfront license and opt-in fee (Note 4)	15	150
Other	158	80
Acquired IPRD	$913	$815

Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $548 million or 6% primarily due to Abraxane marketed product right being fully amortized in the fourth quarter of 2022.

Other (income)/expense, net

Other (income)/expense, net changed by $1.7 billion primarily due to litigation and other settlements, equity investments and other items discussed below.

	Year Ended December 31,
Dollars in millions	2023	2022
Interest expense	$1,166	$1,232
Royalty and licensing income	(1,488)	(1,283)
Royalty income - divestitures	(862)	(832)
Equity investment losses/(income), net	160	801
Integration expenses	242	440
Loss on debt redemption	—	266
Divestiture gains	—	(211)
Litigation and other settlements	(390)	178
Investment income	(449)	(171)
Provision for restructuring	365	75
Contingent consideration	(8)	(9)
Other	106	90
Other (income)/expense, net	$(1,158)	$576

•Interest expense decreased in 2023 due to additional debt maturities. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. Financing Arrangements” for further information.
•Royalties increased in 2023 primarily due to higher Keytruda* royalties. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.
•Equity investments generated lower losses in 2023 compared to 2022 due to fair value adjustments for investments that have readily determinable fair value. Refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” for more information.
•Integration expenses decreased in 2023 due to lower consulting fees to implement Celgene integration initiatives related to processes and systems.
•Loss on debt redemption resulted from the early redemption of long-term debt of $6.0 billion in 2022.
•Divestiture gains resulted from certain mature product rights divested in 2022.
•Investment income increased in 2023 primarily due to higher interest rates.

•Litigation and other settlements in 2023 include $384 million of income related to the AZ settlement and $400 million of income related to the Nimbus' TYK2 program change of control provision, partially offset by $322 million expense recorded in connection with the BeiGene settlement. Litigation and other settlements in 2022 include amounts related to commercial disputes regarding licensing and supply obligation matters, intellectual property and promotional practice matters. Refer to "Item 8. Financial Statements—Note 5. Other (Income)/Expense, Net."
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including a new plan in 2023 discussed further in “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring.”

Income Taxes

	Year Ended December 31,
Dollars in millions	2023	2022
Earnings Before Income Taxes	$8,440	$7,713
Provision for Income Taxes	400	1,368
Effective Tax Rate	4.7%	17.7%

Impact of Specified Items	10.0%	(2.4)%
Effective Tax Rate Excluding Specified Items	14.7%	15.3%

The effective tax rate decreased from 17.7% to 4.7% primarily due to the impact of specified items summarized in the following “—Non-GAAP Financial Measures” section. The most significant impacts included (i) a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments in 2023, (ii) $123 million higher tax benefits attributed to foreign currency on net operating loss and other carryforwards in 2023, (iii) a $193 million valuation allowance reversal related to unrealized equity investment losses in 2023, (iv) a $72 million tax benefit resulting from a revaluation of the basis of intangible and other assets internally transferred to streamline our legal entity structure after the Celgene acquisition in 2022, and (v) a $225 million tax reserve release related to the 2009 Mead Johnson split-off transaction in 2022.

Excluding the impact of specified items, the effective tax rate decreased from 15.3% to 14.7% primarily due to (i) revised guidance regarding deductibility of certain research and development expenses which reduced income taxes attributable to 2023 pre-tax income by approximately $160 million and was the primary reason for a $240 million reduction to previously estimated income taxes for 2022 upon finalization of the U.S. Federal income tax return, (ii) a favorable jurisdictional earnings mix which was partially offset by (iii) a $144 million impact of changes in the Puerto Rico tax decree that eliminated a previously creditable excise tax and (iv) $208 million of lower income tax reserve reversals. Income tax reserve reversals included $89 million related to the Celgene’s 2009-2011 IRS audits in 2023 and $297 million for tax positions that were effectively settled for the BMS 2008 to 2012 tax years (excluding Mead Johnson related amounts that were specified) and the lapse of statute of limitations for the Celgene 2012 to 2016 tax years in 2022. Refer to “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” for additional information.

In December 2022, the EU member states voted unanimously to adopt a Directive implementing the Pillar Two (global minimum tax) rules giving member states until December 31, 2023 to implement the Directive into national legislation. Certain jurisdictions in which we operate, under the OECD/G20 Inclusive Framework, have enacted legislation that adopts a subset of such rules effective January 1, 2024, with the remaining rules becoming effective January 1, 2025. These rules and associated legislative changes may significantly impact our tax provision and results of operations. The implementation of Pillar Two is currently expected to increase our effective tax rate excluding specified items by approximately 1% in 2024.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus Therapeutics TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments, release of income tax reserves related to the Mead Johnson split-off transaction and internal transfers of intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on February 2, 2024 and are incorporated herein by reference.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in millions	2023	2022
Inventory purchase price accounting adjustments	$84	$293
Intangible asset impairment	27	—
Site exit and other costs	64	63
Cost of products sold	175	356

Employee compensation charges	—	73
Site exit and other costs	94	6
Marketing, selling and administrative	94	79

IPRD impairments	80	98
Priority review voucher	95	—
Inventory purchase price accounting adjustments	—	130
Employee compensation charges	—	80
Site exit and other costs	12	—
Research and development	187	308

Amortization of acquired intangible assets	9,047	9,595

Interest expense(a)	(52)	(83)
Equity investment losses/(gains), net	152	799
Integration expenses	242	440
Loss on debt redemption	—	266
Divestiture gains	—	(211)
Litigation and other settlements	(397)	140
Provision for restructuring	365	75
Other	55	71
Other (income)/expense, net	365	1,497

Increase to pretax income	9,868	11,835

Income taxes on items above	(1,639)	(1,332)
Income taxes attributed to internal transfer of intangible and other assets	—	(72)
Income tax reserve release attributed to Mead Johnson	—	(225)
Income taxes attributed to non-U.S. tax ruling	(656)	—
Income taxes	(2,295)	(1,629)

Increase to net earnings	$7,573	$10,206
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in millions, except per share data	2023	2022
Net earnings attributable to BMS
GAAP	$8,025	$6,327
Specified Items	7,573	10,206
Non-GAAP	$15,598	$16,533

Weighted-average common shares outstanding – diluted	2,078	2,146

Diluted earnings per share attributable to BMS
GAAP	$3.86	$2.95
Specified items	3.65	4.75
Non-GAAP	$7.51	$7.70

Financial Position, Liquidity and Capital Resources

Our net debt position was as follows:

	December 31,
Dollars in millions	2023	2022
Cash and cash equivalents	$11,464	$9,123
Marketable debt securities – current	816	130
Marketable debt securities – non-current	364	—
Total cash, cash equivalents and marketable debt securities	12,644	9,253
Short-term debt obligations	(3,119)	(4,264)
Long-term debt	(36,653)	(35,056)
Net debt position	$(27,128)	$(30,067)

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

We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations in the next few years, and, if required, from the issuance of commercial paper, will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, repurchase of common stock, and debt maturities of approximately $10.3 billion through 2028, as well as any debt repurchases through redemptions or tender offers. As of December 31, 2023, our net debt position decreased by $2.9 billion primarily driven by $13.9 billion of cash provided by operations partially offset by $9.9 billion of dividend payments and common stock repurchases and $1.2 billion of capital expenditures.

In February 2024, we entered into a $10.0 billion 364-day senior unsecured delayed draw term loan facility to provide bridge financing for the planned acquisitions of Karuna and RayzeBio. This facility would be drawn only if these acquisitions close prior to our planned issuance of debt securities and, if drawn, would be repaid following the issuance of such securities. No amounts were outstanding as of February 13, 2024. For more information on planned acquisitions, refer to “Item 8. Financial Statements and Supplementary Data — Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements”.

In 2023, we issued an aggregate principal amount of $4.5 billion of debt. We used the net proceeds for the acquisition of Mirati in January 2024 and general corporate purposes. In addition, $3.9 billion of debt matured and was repaid. Refer to “Item 8. Financial Statements and Supplementary Data —Note 10. Financing Arrangements” for further information.

We have a share repurchase program, authorized by our Board of Directors, allowing for repurchases of BMS common stock shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares nor does it have a specific expiration date and may be suspended or discontinued at any time. In 2023, we repurchased approximately 87 million shares of our common stock for $5.2 billion, including approximately 70 million shares for $4.0 billion through our ASR agreements. In December 2023, the Board of Directors approved an increase of $3.0 billion to the share repurchase authorization for BMS's common stock. The remaining share repurchase capacity under the BMS share repurchase program was $5.0 billion as of December 31, 2023. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for additional information.

Dividend payments were $4.7 billion in 2023 and $4.6 billion in 2022. Dividend paid per common share was $0.57 during each quarter of 2023. Dividends are authorized on a quarterly basis by our Board of Directors.

Under our commercial paper program, we may issue a maximum of $7.0 billion unsecured notes that have maturities of not more than 365 days from the date of issuance. There were no commercial paper borrowings outstanding as of December 31, 2023.

As of December 31, 2023, we had a five-year $5.0 billion revolving credit facility expiring in January 2028, which is extendable annually by one year with the consent of the lenders. In January 2024, we extended the credit facility to January 2029. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under any revolving credit facility as of December 31, 2023 or 2022.

Our investment portfolio includes marketable debt securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our investment policy establishes limits on the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. Financing Arrangements” for further information.

Capital Expenditures

Annual capital expenditures were approximately $1.1 billion in 2023 and 2022, $970 million in 2021 and are expected to be approximately $1.4 billion in 2024 and 2025. We continue to make capital expenditures in connection with the expansion of our cell therapy and other manufacturing capabilities, research and development and other facility-related activities.

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

We are committed to an aggregate $20.0 billion of potential contingent future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $6.5 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $13.5 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $14.6 billion that we would be obligated to pay upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.

We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Credit Ratings

In December 2023, following our announcements to acquire Karuna and RayzeBio, Standard & Poor's downgraded BMS's long-term credit rating to A from A+ (with a stable long-term credit outlook). There were no changes to our short-term Standard & Poor credit rating (A1). The downgrade to long-term credit ratings reflects Standard & Poor's anticipation of a higher debt leverage following the announced acquisitions, partially offset by improvements in business strengths. In February 2024, Moody's confirmed BMS's long-term (A2) and short-term (Prime-1) ratings (with a negative long-term credit outlook).

Collectively, the current long-term credit ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term credit ratings reflect the agencies’ opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in millions	2023	2022
Cash flow provided by/(used in):
Operating activities	$13,860	$13,066
Investing activities	(2,295)	(1,062)
Financing activities	(9,416)	(16,962)

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

The $794 million increase in cash flow provided by operating activities compared to 2022 resulted from $1.1 billion of lower U.S. income tax payments, primarily due to revised guidance regarding deductibility of certain research and development expenses, and $900 million of higher non-customer collections, primarily due to royalties, interest, litigation and other settlements. These impacts were partially offset by $900 million of lower net customer collections (net of rebates and discounts) and $300 million of higher payments, primarily due to additional inventory requirements.

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

The $1.2 billion increase in cash flow used in investing activities compared to 2022 resulted from $3.9 billion of changes in the amount of marketable debt securities held and $396 million of lower divestiture proceeds, partially offset by the acquisition of Turning Point ($3.2 billion net of cash acquired) in 2022.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings, as well as proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $7.5 billion decrease in cash used in financing activities compared to 2022 resulted from $5.8 billion of changes in net debt position, primarily due to the $4.5 billion issuance of debt in connection with the acquisition of Mirati and lower debt maturities of $871 million, and $2.8 billion of lower share repurchases, partially offset by $957 million of lower proceeds from stock option exercises.

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

We maintain DSAs with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 85% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

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

Impairment and Amortization of Long-lived Assets, including Intangible Assets

Long-lived assets include intangible assets and property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or at least annually for IPRD. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include changes in competitive landscape, earlier than expected loss of market exclusivity, pricing reductions, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval for initial or follow on indications and unanticipated development costs, inability to achieve expected synergies resulting from cost savings and avoidance, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. If the carrying value of long-lived assets exceeds its fair value, then the asset is written-down to its fair value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The estimated useful lives of long-lived assets is subjective and requires significant judgment regarding patent lives, future plans and external market factors. Long-lived assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of depreciation or amortization. Impairment charges included in Cost of products sold and Research and development expense were $136 million in 2023, $101 million in 2022 and $1.2 billion in 2021. Refer to “Item 8. Financial Statements and Supplementary Data—Note 15. Goodwill and Other Intangible Assets” for further discussion and analysis of these impairment charges.

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $7.3 billion at December 31, 2023 (net of valuation allowance of $764 million) and $4.1 billion at December 31, 2022 (net of valuation allowance of $873 million).

The U.S. federal net operating loss carryforwards were $420 million at December 31, 2023. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2024. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2024 (certain amounts have unlimited lives).

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

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. Spending on these programs represents approximately 46% of our annual R&D expenses in the last three years. Opdivo was the only investigational compound or marketed product that represented approximately 10% of our R&D expenses in the last three years. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years if regulatory approvals are obtained and products are successfully commercialized. The following are the late-stage new indication developments in our marketed products, as well as developments in our late-stage pipeline through February 2, 2024:

Product	Indication	Date	Developments

Opdivo	Bladder	December 2023
Ono, our alliance partner for Opdivo in Japan, announced that it has submitted a supplemental application of Opdivo Intravenous Infusion, a human anti-human PD-1 monoclonal antibody in Japan, to expand its use for the treatment of unresectable urothelial carcinoma, for a partial change in approved items of the manufacturing and marketing approval. The application is based on the results from the sub-study of the Phase III CheckMate -901 trial.

December 2023
Announced that the FDA accepted the sBLA for Opdivo in combination with cisplatin-based chemotherapy as a first-line treatment for adult patients with unresectable or metastatic urothelial carcinoma. The application is based on results from the Phase III CheckMate -901 trial. The FDA granted the application Priority Review status and assigned a PDUFA goal date of April 5, 2024.

October 2023
Announced that the EMA validated its type II variation application of Opdivo in combination with cisplatin-based chemotherapy as a first-line treatment for adult patients with unresectable or metastatic urothelial carcinoma. The application is based on results from the Phase III CheckMate -901 trial. Application validation confirms the submission is complete and begins the EMA's centralized review procedure.

	Melanoma	October 2023
Announced FDA approval of Opdivo for the adjuvant treatment of adult and pediatric patients 12 years and older with completely resected stage IIB or IIC melanoma. The approval is based on the Phase III CheckMate -76K trial.

August 2023
Announced EC approval of Opdivo as a monotherapy for the adjuvant treatment of adults and adolescents 12 years of age and older with stage IIB or IIC melanoma who have undergone complete resection. The approval is based on results from the Phase III CheckMate -76K trial.

	Malignant Mesothelioma	November 2023
Ono, our alliance partner for Opdivo in Japan, announced that they have received supplemental approval of Opdivo Intravenous Infusion, a human anti-human PD-1 monoclonal antibody in Japan, for expanded use for the treatment of malignant mesothelioma (excluding malignant pleural mesothelioma), for a partial change in approved items of the manufacturing and marketing approval. The supplemental approval is based on results from the investigator-initiated clinical Phase II VIOLA trial.

Product	Indication	Date	Developments

Opdivo	NSCLC	October 2023
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
Announced that results from the Phase III CheckMate -7DX trial evaluating Opdivo in combination with docetaxel in patients with advanced or metastatic castration-resistant prostate cancer did not meet the primary endpoints of radiographic progressive free survival at final analysis, nor overall survival at an interim analysis. No safety concerns were reported. Based on the recommendation from the DMC, the Company has decided to discontinue the study.

	RCC	January 2024
Announced data from the Phase III CheckMate -67T trial, evaluating subcutaneous nivolumab co-formulated with Halozyme’s proprietary recombinant human hyaluronidase compared to intravenous Opdivo in patients with advanced or metastatic clear cell RCC who have received prior systemic therapy, demonstrated non-inferiority for the co-primary endpoints of Cavgd28 (time-averaged Opdivo serum concentration over 28 days) and Cminss (trough serum concentration at steady state) compared to intravenous Opdivo. In addition, subcutaneous nivolumab displayed non-inferior objective response rate as assessed by Blinded Independent Central Review versus intravenous Opdivo.

January 2024
Announced four-year follow-up results from the CheckMate -9ER trial evaluating Opdivo in combination with Cabometyx* (cabozantinib) vs. sunitinib in patients with previously untreated advanced or metastatic RCC continued to show superior progression-free survival and objective response rates in patients treated with Opdivo plus Cabometyx* over sunitinib, regardless of risk classification based on IMDC scores. Superior overall survival was also observed in patients treated with the combination.

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

Product	Indication	Date	Developments

Opdivo+Yervoy	RCC	January 2024
Announced that eight-year data from the Phase III CheckMate -214 trial evaluating Opdivo plus Yervoy versus sunitinib continued to demonstrate long-term survival results, reducing the risk of death by 28% in patients with previously untreated advanced or metastatic RCC, regardless of IMDC risk group. Patients treated with Opdivo plus Yervoy maintained superior survival and more durable response benefits compared to those who received sunitinib in both patients with intermediate- and poor-risk prognostic factors and across all randomized patients.

	Metastatic Colorectal Cancer	January 2024
Announced that the Phase III CheckMate -8HW trial evaluating Opdivo plus Yervoy compared to investigator’s choice of chemotherapy as a first-line treatment for patients with microsatellite instability-high or mismatch repair deficient metastatic colorectal cancer met the dual primary endpoint of progression-free survival (PFS) as assessed by Blinded Independent Central Review (BICR) at a pre-specific interim analysis. The study is ongoing to assess the second dual primary endpoint of PFS per BICR in patients receiving Opdivo plus Yervoy compared to Opdivo alone across all lines of therapy, as well as secondary endpoints.

In addition, data from the Phase III CheckMate -8HW trial showed that the combination of Opdivo plus Yervoy reduced the risk of disease progression or death by 79% versus chemotherapy as a first-line treatment for patients with microsatellite instability–high or mismatch repair deficient metastatic colorectal cancer (MSI-H/dMMR mCRC) compared to chemotherapy.

	NSCLC	September 2023
Announced six-year results from the Phase III CheckMate -227 trial demonstrating long-term, durable survival benefits of Opdivo plus Yervoy compared to chemotherapy in the first-line treatment of patients with metastatic NSCLC, regardless of PD-L1 expression levels.

June 2023
Announced four-year follow-up results from the Phase III CheckMate -9LA trial demonstrating durable, long-term survival benefits with Opdivo plus Yervoy with two cycles of chemotherapy compared to four cycles of chemotherapy alone in previously untreated patients with metastatic NSCLC.

Reblozyl	MDS	January 2024
Announced that Japan's Ministry of Health, Labour and Welfare granted manufacturing and marketing approval for Reblozyl for MDS-related anemia. The approval is based on the results of the global Phase III COMMANDS trial and the Phase III MEDALIST study, as well as a Japanese Phase II study (Study MDS-003) in red blood cell transfusion-independent low-risk MDS patients.

December 2023
Announced updated results from the primary analysis of the Phase III COMMANDS trial, comparing Reblozyl versus epoetin alfa for the treatment of anemia in erythropoiesis stimulating agent (ESA)-naïve patients with lower-risk myelodysplastic syndromes who may require red blood cell transfusions, which confirmed positive outcome of the interim analysis with superior efficacy and durability compared to ESAs.

August 2023
Announced FDA approval of Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. The approval is based on the Phase III COMMANDS trial.

	Beta Thalassemia	March 2023
Announced EC approval of Reblozyl for the treatment in adult patients of anemia associated with non-transfusion-dependent beta thalassemia. The approval is based on results from the Phase II BEYOND study.

Opdualag	Colorectal Cancer	December 2023
The Phase III RELATIVITY-123 trial evaluating the fixed-dose combination of nivolumab and relatlimab for the treatment of microsatellite stable metastatic colorectal cancer patients whose disease has progressed following at least one, but no more than four, prior lines of therapy for metastatic disease will be discontinued due to futility based on a planned analysis conducted by an independent data monitoring committee. It was determined that the trial was unlikely to meet its primary endpoints upon completion. The recommendation to stop the study was not based on safety concerns.

Abecma	Multiple Myeloma	January 2024
Announced that the CHMP of the EMA has recommended the approval of Abecma in earlier lines of therapy for triple-class exposed relapsed and refractory multiple myeloma. The CHMP recommendation will now be reviewed by the EC, which has the authority to approve medicines for the EU. Recommendation for approval was based on Phase III KarMMa-3 study in which Abecma demonstrated superiority over standard regimens, significantly improved progression-free survival and a well-established safety profile with mostly low-grade occurrences of cytokine release syndrome and neurotoxicity.

Product	Indication	Date	Developments

Abecma	Multiple Myeloma	December 2023
Announced results from the preplanned final progression-free survival analysis of the pivotal Phase III, open-label, global, randomized controlled KarMMa-3 study demonstrated a significantly improved PFS maintained with Abecma compared to standard regimens, with a 51% reduction in the risk of disease progression or death.

December 2023
Announced that Japan's Ministry of Health, Labour and Welfare granted manufacturing and marketing approval of the supplemental New Drug Application for an additional indication for Abecma for patients with relapsed or refractory multiple myeloma who have received at least two prior therapies, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 antibody. The approval is based on the interim analysis from the Phase III KarMMa-3 study.

April 2023
Announced with our alliance partner, 2seventy bio, that the FDA accepted the sBLA for Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma who have received an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.

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

Breyanzi	Lymphoma	January 2024
Announced the FDA accepted sBLAs for Breyanzi to expand into new indications to include the treatment of adult patients with relapsed or refractory follicular lymphoma (FL) and relapsed or refractory mantle cell lymphoma (MCL) after a Bruton tyrosine kinase inhibitor. The FDA granted both applications Priority Review and assigned a PDUFA goal date of May 23, 2024, for Breyanzi in relapsed or refractory FL and May 31, 2024, for Breyanzi in relapsed or refractory MCL.

In addition, Japan's Ministry of Health, Labour and Welfare has also accepted the company's supplemental New Drug Application (sNDA) for Breyanzi for the treatment of relapsed or refractory FL.

In relapsed or refractory FL, the applications for Breyanzi in the U.S. and Japan are based on results from the TRANSCEND FL study. In relapsed or refractory MCL, the application for Breyanzi in the U.S. is based on results from the MCL cohort of the TRANSCEND NHL 001 study.

December 2024
Announced first disclosure of primary analysis results from the high-risk, second-line cohort of the Phase II TRANSCEND FL study evaluating Breyanzi in patients with relapsed or refractory follicular lymphoma (FL) demonstrated 95.7% complete response for patients with high-risk relapsed or refractory FL treated in the second-line setting.

November 2024
Announced that the FDA accepted the sBLA for Breyanzi to expand its current indication to include the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma who received a prior Bruton tyrosine kinase inhibitor and B-cell lymphoma 2 inhibitor. The FDA granted the application Priority Review and assigned a PDUFA goal date of March 14, 2024.

May 2023
Announced EC approval of Breyanzi for the treatment of adult patients with diffuse large B-cell lymphoma, high grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and FL grade 3B, who relapsed within 12 months from completion of, or are refractory to, first-line chemoimmunotherapy. The approval is based on results from the Phase III TRANSFORM trial.

Product	Indication	Date	Developments

Sotyktu	Plaque Psoriasis	October 2023
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
Announced long-term follow-up results from the Phase III VALOR-HCM LTE trial demonstrating the consistent impact of oral treatment for severely symptomatic obstructive HCM patients by showing that nearly 9 out of 10 patients treated with Camzyos have continued in the trial without septal reduction therapy at either 40 or 56 weeks of treatment.

Also announced results from the Phase III EXPLORER-LTE trial showing treatment with Camzyos demonstrated sustained improvements in left ventricular outflow tract obstruction, symptoms and NT-proBNP levels in patients with symptomatic obstructive HCM. No new safety signals were observed.

June 2023
Announced EC approval of Camzyos for the treatment of symptomatic (New York Heart Association, class II-III) obstructive HCM in adult patients. The approval is based on results from the Phase III EXPLORER-HCM and VALOR-HCM trials.

Augtyro (repotrectinib)	NSCLC	November 2023	Announced FDA approval of Augtyro for the treatment of patients with ROS1-positive locally advanced or metastatic NSCLC. The approval is based on the Phase I/II TRIDENT-1 trial.

repotrectinib	NSCLC	January 2024
The EMA validated the marketing authorization application for repotrectinib as a treatment for ROS1 tyrosine kinase inhibitor (TKI)-naïve and -pretreated adult patients with ROS1-positive locally advanced or metastatic NSCLC and TKI-naïve and -pretreated adult and pediatric patients 12 years and older with NTRK-positive locally advanced or metastatic solid tumors. The application was based on results from the registrational Phase I/II TRIDENT-1 trial and CARE study.

milvexian	Thrombosis	May 2023
Announced with our alliance partner Janssen Pharmaceuticals Inc., a Johnson & Johnson company, that all three prospective indications for milvexian, an investigational oral factor XIa inhibitor, have been granted Fast Track Designation by the FDA. The designations cover all three indication-seeking studies within the Phase III Librexia development program: Librexia STROKE, Librexia ACS and Librexia AF, which are all dosing patients.

BMS-986278 (LPA1)	Progressive Pulmonary Fibrosis	October 2023
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

Special Note Regarding Forward-Looking Statements

This 2023 Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this 2023 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe that we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this 2023 Form 10-K not to occur. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise after the date of this 2023 Form 10-K.

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
We are also exposed to foreign exchange transaction risk arising from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts are used to offset these exposures but are not designated as hedges. Foreign currency forward contracts are also used to hedge the foreign currency exposures of our net investment in certain international affiliates and are designated as hedges of net investments.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange contracts by $409 million and $782 million as of December 31, 2023 and December 31, 2022, respectively, reducing earnings over the remaining life of the contracts.

Cross-currency swap contracts are used to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would increase the fair value of cross-currency swap contracts by $46 million as of December 31, 2023 and decrease by $73 million as of December 31, 2022, respectively.

For additional information, refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We use cross-currency swap contracts designated to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. The fair values of these contracts as well as our marketable debt securities are analyzed at year-end to determine their sensitivity to interest rate changes. In this sensitivity analysis, if there was a 1% increase in short-term or long-term interest rates as of December 31, 2023 and December 31, 2022, the expected adverse impact on our earnings would not be material.

We estimate that an increase of 1% in long-term interest rates as of December 31, 2023 and December 31, 2022 would decrease the fair value of long-term debt by $3.0 billion and $2.6 billion, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data

	Year Ended December 31,
EARNINGS	2023	2022	2021
Net product sales	$43,778	$44,671	$45,055
Alliance and other revenues	1,228	1,488	1,330
Total Revenues	45,006	46,159	46,385

Cost of products sold(a)	10,693	10,137	9,940
Marketing, selling and administrative	7,772	7,814	7,690
Research and development	9,299	9,509	10,195
Acquired IPRD	913	815	1,159
Amortization of acquired intangible assets	9,047	9,595	10,023
Other (income)/expense, net	(1,158)	576	(720)
Total Expenses	36,566	38,446	38,287

Earnings Before Income Taxes	8,440	7,713	8,098
Provision for Income Taxes	400	1,368	1,084
Net Earnings	8,040	6,345	7,014
Noncontrolling Interest	15	18	20
Net Earnings Attributable to BMS	$8,025	$6,327	$6,994

Earnings per Common Share
Basic	$3.88	2.97	$3.15
Diluted	3.86	2.95	3.12
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions

	Year Ended December 31,
COMPREHENSIVE INCOME	2023	2022	2021
Net Earnings	$8,040	$6,345	$7,014
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(230)	54	415
Pension and postretirement benefits	(115)	145	206
Marketable debt securities	2	(2)	(9)
Foreign currency translation	78	(210)	(41)
Total Other Comprehensive Income/(Loss)	(265)	(13)	571

Comprehensive Income	7,775	6,332	7,585
Comprehensive Income Attributable to Noncontrolling Interest	15	18	20
Comprehensive Income Attributable to BMS	$7,760	$6,314	$7,565
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions, except share and per share data

	December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$11,464	$9,123
Marketable debt securities	816	130
Receivables	10,921	9,886
Inventories	2,662	2,339
Other current assets	5,907	5,795
Total Current assets	31,770	27,273
Property, plant and equipment	6,646	6,255
Goodwill	21,169	21,149
Other intangible assets	27,072	35,859
Deferred income taxes	2,768	1,344
Marketable debt securities	364	—
Other non-current assets	5,370	4,940
Total Assets	$95,159	$96,820

LIABILITIES
Current Liabilities:
Short-term debt obligations	$3,119	$4,264
Accounts payable	3,259	3,040
Other current liabilities	15,884	14,586
Total Current liabilities	22,262	21,890
Deferred income taxes	338	2,166
Long-term debt	36,653	35,056
Other non-current liabilities	6,421	6,590
Total Liabilities	65,674	65,702

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 2,953 in 2023 and 2,991 in 2022, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.9 billion issued in 2023 and 2022	292	292
Capital in excess of par value of stock	45,684	45,165
Accumulated other comprehensive loss	(1,546)	(1,281)
Retained earnings	28,766	25,503
Less cost of treasury stock — 902 million common shares in 2023 and 825 million common shares in 2022	(43,766)	(38,618)
Total BMS Shareholders’ Equity	29,430	31,061
Noncontrolling interest	55	57
Total Equity	29,485	31,118
Total Liabilities and Equity	$95,159	$96,820
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net earnings	$8,040	$6,345	$7,014
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	9,760	10,276	10,686
Deferred income taxes	(3,288)	(2,738)	(1,393)
Stock-based compensation	518	457	583
Impairment charges	255	179	1,207
Divestiture gains and royalties	(884)	(1,063)	(684)
Acquired IPRD	913	815	1,159
Equity investment losses/(gains), net	160	801	(745)
Contingent consideration fair value adjustments	(8)	(9)	(542)
Other adjustments	308	232	183
Changes in operating assets and liabilities:
Receivables	(995)	(663)	(1,054)
Inventories	(751)	(69)	13
Accounts payable	198	109	245
Rebates and discounts	904	427	863
Income taxes payable	(603)	(1,423)	(1,063)
Other	(667)	(610)	(265)
Net Cash Provided by Operating Activities	13,860	13,066	16,207
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	733	6,411	4,196
Purchase of marketable debt securities	(1,774)	(3,592)	(5,478)
Proceeds from sales of equity investment securities	215	218	2,579
Capital expenditures	(1,209)	(1,118)	(973)
Divestiture and other proceeds	909	1,305	748
Acquisition and other payments, net of cash acquired	(1,169)	(4,286)	(1,610)
Net Cash Used in Investing Activities	(2,295)	(1,062)	(538)
Cash Flows From Financing Activities:
Short-term debt obligations, net	(120)	194	(160)
Issuance of long-term debt	4,455	5,926	—
Repayment of long-term debt	(3,879)	(11,431)	(6,022)
Repurchase of common stock	(5,155)	(8,001)	(6,287)
Dividends	(4,744)	(4,634)	(4,396)
Stock option proceeds and other, net	27	984	641
Net Cash Used in Financing Activities	(9,416)	(16,962)	(16,224)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	45	(33)	(102)
Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	2,194	(4,991)	(657)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	9,325	14,316	14,973
Cash, Cash Equivalents and Restricted Cash at End of Year	$11,519	$9,325	$14,316
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

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2023 Form 10-K for definitions of capitalized terms used throughout the document.

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

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits, time deposits, commercial paper, treasury bills and money market funds. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value.

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

BMS holds investments in limited partnerships, which primarily invest in early-stage life sciences companies. Such limited partnership investments are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. Limited partnerships and investments in 50% or less owned companies are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The proportional share of the investee's net income or losses of equity investments accounted for using the equity method are included in Other (income)/expense, net. Equity investments without readily determinable fair values and equity investments accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.

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

The Company's Acquired IPRD by type of transaction was as follows:

	Year ended December 31,
Dollars in millions	2023	2022	2021
Alliance (Note 3)	$55	$100	$730
In-license arrangements and other (Note 4)	858	715	429
Acquired IPRD	$913	$815	$1,159

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred. Advertising and product promotion costs are included in Marketing, selling and administrative expenses and were approximately $1.4 billion in 2023 and $1.3 billion in 2022 and 2021.

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

Recently Adopted Accounting Standards

Fair Value Measurements

In June 2022, the FASB issued amended guidance on measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions reflected in the consolidated balance sheets; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. Early adoption is permitted. The guidance was adopted on January 1, 2023 and the adoption did not have an impact to the consolidated financial statements.

Business Combinations

In October 2021, the FASB issued amended guidance on accounting for contract assets and contract liabilities from contracts with customers in a business combination. The guidance is intended to address inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized. At the acquisition date, an entity should account for the related revenue contracts in accordance with existing revenue recognition guidance generally by assessing how the acquiree applied recognition and measurement in their financial statements. The guidance was adopted on January 1, 2023 and the adoption did not have an impact to the consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Income Taxes

In December 2023, the FASB issued amended guidance on income tax disclosures. The guidance is intended to provide additional disaggregation to the effective income tax rate reconciliation and income tax payment disclosures. The amended guidance is effective for annual periods beginning January 2025 and should be applied on a prospective basis. Early adoption is permitted.

Segment Reporting

In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning January 2024 and interim periods beginning January 2025 on a retrospective basis. Early adoption is permitted.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Net product sales	$43,778	$44,671	$45,055
Alliance revenues	608	742	716
Other revenues	620	746	614
Total Revenues	$45,006	$46,159	$46,385

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

Gross revenue to the three largest pharmaceutical wholesalers in the U.S. as a percentage of U.S. gross revenues was as follows:

	Year Ended December 31,
	2023	2022	2021
McKesson Corporation	33%	32%	32%
Cencora, Inc. (formerly known an AmerisourceBergen Corporation)	29%	25%	25%
Cardinal Health, Inc.	23%	21%	20%

Wholesalers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practices in each country. Revenue is reduced from wholesaler list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns ("GTN adjustments"). In the U.S., these GTN adjustments are attributed to various commercial arrangements, managed healthcare organizations and government programs such as Medicare, Medicaid and the 340B program containing various pricing implications, such as mandatory discounts, pricing protection below wholesaler list price or other discounts when Medicare Part D beneficiaries are in the coverage gap. In addition, non-U.S. government programs include different pricing schemes such as cost caps, volume discounts, outcome-based pricing and pricing claw-backs determined on sales of individual companies or an aggregation of companies participating in a specific market. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer, typically within one month. All other GTN adjustments, are reflected as a liability and settled through cash payments to the customer, typically within various time periods ranging from a few months to one year.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

The following table summarizes GTN adjustments:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Gross product sales	$73,679	$69,633	$67,897
GTN adjustments(a)
Charge-backs and cash discounts	(9,144)	(7,469)	(7,253)
Medicaid and Medicare rebates	(13,411)	(11,362)	(9,374)
Other rebates, returns, discounts and adjustments	(7,346)	(6,131)	(6,215)
Total GTN adjustments	(29,901)	(24,962)	(22,842)
Net product sales	$43,778	$44,671	$45,055
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $134 million in 2023, $229 million in 2022, and $319 million in 2021.

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

The following table summarizes the disaggregation of revenue by product and region:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
In-Line Products
Eliquis	12,206	$11,789	$10,762
Opdivo	9,009	8,249	7,523
Orencia	3,601	3,464	3,306
Pomalyst/Imnovid	3,441	3,497	3,332
Yervoy	2,238	2,131	2,026
Sprycel	1,930	2,165	2,117
Mature and other brands	1,895	2,045	2,234
Total In-Line Products	34,320	33,340	31,300
New Product Portfolio
Reblozyl	1,008	717	551
Opdualag	627	252	—
Abecma	472	388	164
Zeposia	434	250	134
Breyanzi	364	182	87
Camzyos	231	24	—
Sotyktu	170	8	—
Onureg	168	124	73
Inrebic	110	85	74
Augtyro	1	—	—
Total New Product Portfolio	3,585	2,030	1,083
Total In-Line Products and New Product Portfolio	37,905	35,370	32,383
Recent LOE Products(a)
Revlimid	6,097	9,978	12,821
Abraxane	1,004	811	1,181
Total Recent LOE Products	7,101	10,789	14,002
Total revenues	$45,006	$46,159	$46,385

United States	$31,555	$31,828	$29,214
International	12,752	13,497	16,319
Other(b)	699	834	852
Total revenues	$45,006	$46,159	$46,385
(a)    Recent LOE Products include products with significant expected decline in revenue from the prior reporting period as a result of a LOE.
(b)    Other include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized under ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material during the years ended December 31, 2023, 2022 and 2021. Revenue recognized from performance obligations satisfied in prior periods was $462 million in 2023, $556 million in 2022, and $561 million in 2021 consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties from out-licensing arrangements.

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

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Revenues from alliances:
Net product sales	$12,543	$12,001	$10,840
Alliance revenues	608	742	716
Total Revenues	$13,151	$12,743	$11,556

Payments to/(from) alliance partners:
Cost of products sold	$6,067	$5,768	$5,227
Marketing, selling and administrative	(263)	(223)	(183)
Research and development	137	49	42
Acquired IPRD	55	100	730
Other (income)/expense, net	(49)	(53)	(62)

Selected alliance balance sheet information:	December 31,
Dollars in millions	2023	2022
Receivables – from alliance partners	$233	$317
Accounts payable – to alliance partners	1,394	1,249
Deferred income from alliances(a)	274	289
(a)    Includes unamortized upfront and milestone payments.

Specific information pertaining to significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the statements of earnings classification of and amounts attributable to payments between the parties.

SystImmune

In December 2023, BMS and SystImmune, Inc. (SystImmune) announced a global strategic collaboration for the co-development and co-commercialization of BL-B01D1, a bispecific topoisomerase inhibitor-based anti-body drug conjugate which targets both EGFR and HER3 and is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC.

The parties will jointly develop and commercialize BL-B01D1 in the U.S. Profits, research and development and commercialization costs are shared in the U.S. SystImmune will be responsible for the development, commercialization and manufacturing in Mainland China and will be responsible for manufacturing certain drug supplies for outside of Mainland China, where BMS will receive a royalty on net sales. BMS will be responsible for development and commercialization in the rest of the world, where SystImmune will receive a royalty on net sales.

The transaction became effective in February 2024 and included an upfront payment of $800 million, which will be included in Acquired IPRD during the first quarter of 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones.

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Revenues from Pfizer alliance:
Net product sales	$12,006	$11,488	$10,431
Alliance revenues	200	301	331
Total revenues	$12,206	$11,789	$10,762

Payments to/(from) Pfizer:
Cost of products sold – profit sharing	5,833	5,604	5,064
Other (income)/expense, net – amortization of deferred income	(42)	(42)	(36)

Selected alliance balance sheet information:	December 31,
Dollars in millions	2023	2022
Receivables	$169	$191
Accounts payable	1,311	1,208
Deferred income	180	222

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Revenues from Ono alliances:
Net product sales	$180	$216	$251
Alliance revenues	408	441	385
Total Revenues	$588	$657	$636

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo worldwide except in Japan, South Korea and Taiwan. Ono is entitled to receive royalties of 4% in North America and 15% in all territories excluding the three countries listed above, subject to customary adjustments.

BridgeBio

In 2022, BMS and BridgeBio commenced a collaboration to develop and commercialize BBP-398, a SHP2 inhibitor, in oncology. The transaction included an upfront payment of $90 million which was expensed to Acquired IPRD. BridgeBio is eligible to receive contingent development, regulatory and sales-based milestones up to $815 million, as well as royalties on global net sales, excluding certain markets. BridgeBio is responsible for funding and completing ongoing BBP-398 Phase I monotherapy and combination therapy trials. BMS will lead and fund all other development and commercial activities. BridgeBio has an option to co-develop BBP-398 and receive higher royalties in the U.S.

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

BMS exercised its option to license idecabtagene vicleucel (Abecma) in 2016 and 2seventy bio elected to participate in development and commercialization of Abecma in the U.S. in 2018. The terms of the collaboration have since been amended to transfer substantially all manufacturing obligations to BMS and eliminate ex-U.S. milestones and royalties payable to 2seventy bio for Abecma.

In 2021, the FDA approved Abecma for the treatment of relapsed or refractory multiple myeloma. Net product sales of Abecma in the U.S. were $358 million, $297 million and $158 million; and the related profit sharing costs were $109 million, $49 million and $42 million in 2023, 2022 and 2021, respectively. Cost reimbursements were not material.

Eisai

In 2021, BMS and Eisai commenced an exclusive global strategic collaboration for the co-development and co-commercialization of MORAb-202, a selective folate receptor alpha antibody-drug conjugate being investigated in endometrial, ovarian, lung and breast cancers. MORAb-202 is currently in Phase I/II clinical trials for solid tumors.

The parties jointly develop and commercialize MORAb-202 in the U.S., Canada, Europe, Russia, Japan, China and certain other countries in the Asia-Pacific region (the “collaboration territory”). Eisai is responsible for the global manufacturing and supply. Profits, research and development and commercialization costs are shared in the collaboration territories. BMS is responsible for development and commercialization outside of the collaboration territory and will pay a royalty on those sales.

A $650 million upfront collaboration fee was expensed to Acquired IPRD in 2021. BMS is also obligated to pay up to $2.5 billion upon the achievement of contingent development, regulatory and sales-based milestones. Cost reimbursements were not material.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Mirati

In January 2024, BMS acquired Mirati, a commercial stage targeted oncology company with a pipeline of clinical and commercial oncology medicines. Through this acquisition, BMS has added commercialized lung cancer medicine Krazati, as well as several clinical assets, including MRTX1719. Krazati is a best-in-class inhibitor of KRASG12C mutation, which was approved by the FDA as a second-line treatment for patients with NSCLC and is in clinical development in combination with a PD-1 inhibitor as a first-line therapy for patients with NSCLC, as well as in other indications. MRTX1719, is a potential first-in-class MTA-cooperative PRMT5 inhibitor in Phase I development. BMS also gained access to several other promising clinical and pre-clinical stage assets, including additional KRAS inhibitors and enabling programs.

BMS acquired all of the issued and outstanding shares of Mirati's common stock for $58.00 per share in an all-cash transaction for a total consideration of $4.8 billion or $4.1 billion, net of estimated cash acquired. Mirati stockholders will also receive one non-tradeable contingent value right for each share of Mirati common stock held, potentially worth $12.00 per share in cash for a total value of approximately $1.0 billion. The payout of the contingent value right is subject to the FDA acceptance of an NDA for MRTX1719 for the treatment of specific indications within seven years of the closing of the transaction. The transaction will be accounted for as a business combination in which all assets acquired and liabilities assumed will be recognized at fair value as of the acquisition date. The purchase price allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized. The acquisition was funded through a combination of cash on hand and debt proceeds.

Karuna

In December 2023, BMS entered into a definitive merger agreement to acquire Karuna, a clinical-stage biopharmaceutical company driven to discover, develop, and deliver transformative medicines for people living with psychiatric and neurological conditions. The acquisition will provide BMS with rights to Karuna's lead asset, KarXT (xanomeline-trospium). KarXT is an antipsychotic with a novel mechanism of action and differentiated efficacy and safety, is currently under review by the FDA for the treatment of schizophrenia in adults with a PDUFA date of September 26, 2024. KarXT is also in registrational trials for both adjunctive therapy to existing standard of care agents in schizophrenia and for the treatment of psychosis in patients with Alzheimer’s disease.

BMS will acquire all of the issued and outstanding shares of Karuna's common stock for $330.00 per share in an all-cash transaction for a total consideration of $14.0 billion. The accounting treatment as a business combination or asset acquisition will be determined in the period the transaction closes. The transaction is expected to close in the first half of 2024, subject to customary closing conditions, including approval of Karuna stockholders and receipt of regulatory approvals. The acquisition will be funded primarily with future debt proceeds.

RayzeBio

In December 2023, BMS entered into a definitive merger agreement to acquire RayzeBio, a clinical-stage radiopharmaceutical therapeutics (RPT) company with actinium-based RPTs for solid tumors. The acquisition will provide BMS with rights to RayzeBio’s actinium-based radiopharmaceutical platform and lead asset, RYZ101, which is in Phase III development for treatment of gastroenteropancreatic neuroendocrine tumors.

BMS will acquire all of the issued and outstanding shares of RayzeBio's common stock for $62.50 per share in an all-cash transaction for a total consideration of $4.1 billion. The transaction is expected to be accounted for as a business combination and is anticipated to close in the first half of 2024, subject to fulfillment of customary closing conditions, including receipt of required regulatory approvals. The acquisition will be funded primarily with future debt proceeds.

Orum

In November 2023, BMS acquired the rights to Orum's ORM-6151 program, which is in preclinical development. ORM-6151 is a anti-CD33 antibody-enabled GSPT1 degrader that has received the FDA’s clearance for Phase I for the treatment of patients with acute myeloid leukemia or high-risk myelodysplastic syndromes. The consideration included an upfront payment of $100 million, as well as contingent development milestone payments up to $80 million. The upfront payment was expensed to Acquired IPRD.

Turning Point

In 2022, BMS acquired Turning Point for $4.1 billion of cash (or $3.3 billion net of cash acquired). Turning Point was a clinical-stage precision oncology company with a pipeline of investigational medicines designed to target the common mutations and alterations that drive cancer growth. The acquisition provided BMS rights to Turning Point's lead asset, repotrectinib, and other clinical and pre-clinical stage assets. Repotrectinib was approved by the FDA in November 2023 and is marketed under the brand name Augtyro.

The transaction was accounted for as a business combination in which all assets acquired and liabilities assumed were recognized at fair value as of the acquisition date.

Total consideration for the acquisition consisted of the following:

Dollars in millions
Cash consideration for outstanding shares	$3,811
Cash consideration for equity awards	302
Consideration paid	4,113
Less: unvested stock awards (a)	153
Total consideration allocated	$3,960
(a)    Included unvested equity awards of $73 million expensed in Marketing, selling, and administrative and $80 million expensed in Research and development in 2022.

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
(a)    Intangible assets included $2.8 billion of IPRD allocated to repotrectinib (Augtyro). The estimated fair value of IPRD assets was determined using income approach valuation method.
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

	Net Proceeds			Divestiture (Gains)/Losses			Royalty Income
Dollars in millions	2023	2022	2021	2023	2022	2021	2023	2022	2021
Diabetes business - royalties	$846	$767	$612	$—	$—	$—	$(862)	$(810)	$(622)
Mature products and other(a)	12	390	136	—	(211)	(9)	—	(22)	(44)
Total	$858	$1,157	$748	$—	$(211)	$(9)	$(862)	$(832)	$(666)
(a)    Includes cash proceeds of $221 million and a divestiture gain of $211 million related to the sale of several mature products of Cheplapharm in 2022.

Diabetes Business

In 2014, BMS and AstraZeneca terminated their diabetes business alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. Consideration for the transaction included tiered royalty payments ranging from 10% to 25% based on net sales through 2025. Royalties were $960 million in 2023, $924 million in 2022 and $725 million in 2021.

In 2015 and 2017, BMS transferred a percentage of its future royalty rights on Amylin, Onglyza* and Farxiga* net product sales to third parties. As a result of these transfers, the royalty income associated with these products was reduced by $98 million in 2023, $114 million in 2022 and $103 million in 2021.

Mature Products and Other

Manufacturing Operations

In 2022, BMS agreed to sell its manufacturing facility in Syracuse, New York to LOTTE Corporation and accounted for the business as held-for-sale, which resulted in a $63 million impairment charge recorded to Cost of products sold. Assets and liabilities reclassified to held-for-sale were included within Other current assets and Other current liabilities and were $172 million and $20 million, respectively, as of December 31, 2022. In January 2023, BMS completed the sale resulting in cash proceeds of $159 million, which was received in December 2022.

Licensing and Other Arrangements

Royalty and Licensing Income

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Keytruda* royalties	$(1,186)	$(1,001)	$(841)
Tecentriq* royalties	(107)	(93)	(90)
Upfront licensing fees	—	—	(34)
Contingent milestone income	(91)	(50)	(18)
Amortization of deferred income	(51)	(53)	(39)
Biohaven sublicense income	—	(55)	—
Other royalties	(53)	(31)	(45)
Total	$(1,488)	$(1,283)	$(1,067)

LianBio (mavacamten)

In October 2023, BMS reacquired the rights for mavacamten in China and certain other Asian territories from LianBio. The transaction resulted in a $445 million Acquired IPRD charge which included the cash transferred of $350 million and the carrying value of previously established License intangible asset.

Keytruda* Patent License Agreement

BMS and Ono are parties to a global patent license agreement with Merck related to Merck's PD-1 antibody Keytruda*. Under the agreement, Merck was obligated to pay ongoing royalties on global sales of Keytruda* of 6.5% through December 31, 2023, and will pay 2.5% from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively after adjusting for each parties' legal fees.

Tecentriq* Patent License Agreement

BMS and Ono are parties to a global patent license agreement with Roche Group related to Tecentriq*, Roche’s anti-PD-L1 antibody. Under the agreement, Roche is obligated to pay single-digit royalties on worldwide net sales of Tecentriq* through December 31, 2026. The royalties are shared between BMS and Ono consistent with existing agreements.

In-license and other arrangements

Immatics

In 2022, BMS obtained a global exclusive license to Immatics' TCR bispecific IMA401 program, which is being studied in oncology. BMS and Immatics collaborate on the development and BMS will be responsible for the commercialization of IMA401 worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Immatics has the option to co-fund U.S. development in exchange for enhanced U.S. royalty payments and/or to co-promote IMA401 in the U.S. The transaction included an upfront payment of $150 million which was expensed to Acquired IPRD in 2022. Immatics is eligible to receive contingent development, regulatory and sales-based milestones up to $770 million, as well as royalties on global net sales.

Agenus

In 2021, BMS obtained a global exclusive license to Agenus’ proprietary AGEN1777 bispecific antibody program that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology. BMS is responsible for the development and any subsequent commercialization of AGEN1777 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. The transaction included a payment of $200 million which was expensed to Acquired IPRD in 2021. In addition, Agenus is eligible to receive contingent development, regulatory and sales-based milestones up to $1.4 billion as well as royalties on global net sales.

Dragonfly

In 2020, BMS obtained a global exclusive license to Dragonfly’s interleukin-12 ("IL-12") investigational immunotherapy program. In 2022, a Phase I development milestone for IL-12 was achieved resulting in a $175 million payment to Dragonfly which was expensed to Acquired IPRD. In 2023, BMS notified Dragonfly that it was terminating the global exclusive license that relates to Dragonfly’s IL-12 program and all rights were reverted back to Dragonfly.

Other

In 2022, BMS amended the terms of a license arrangement and paid a third party $295 million to extinguish a future royalty obligation related to Camzyos (mavacamten), prior to its FDA approval in April 2022, resulting in an Acquired IPRD charge.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Interest expense	$1,166	$1,232	$1,334
Royalty and licensing income (Note 4)	(1,488)	(1,283)	(1,067)
Royalty income - divestitures (Note 4)	(862)	(832)	(666)
Equity investment losses/(gains), net (Note 9)	160	801	(745)
Integration expenses (Note 6)	242	440	564
Loss on debt redemption (Note 10)	—	266	281
Divestiture gains (Note 4)	—	(211)	(9)
Litigation and other settlements	(390)	178	82
Investment income	(449)	(171)	(39)
Provision for restructuring (Note 6)	365	75	169
Contingent consideration	(8)	(9)	(542)
Other	106	90	(82)
Other (income)/expense, net	$(1,158)	$576	$(720)

Litigation and Other Settlements

BeiGene Settlement

In 2023, BMS and BeiGene, Ltd. ("BeiGene") entered into an agreement that settled all on-going disputes and claims between the parties, including those related to the Abraxane license and supply agreements and related arbitration proceedings as further described in "—Note 20. Legal Proceedings and Contingencies."

The agreement also provided for the termination of all contractual relationships between the parties, including the license and supply arrangements pertaining to Revlimid and Vidaza effective as of December 31, 2023, subject to BeiGene’s right to continue to sell all remaining inventory beyond that date. In consideration for the above, BMS agreed to transfer 23.3 million of BeiGene ordinary shares of common stock held under a share subscription agreement back to BeiGene resulting in $322 million of expense that was included in Other (income)/expense, net in 2023. The expense was determined based on the closing price of the shares on the date of the transfer. In addition, the remaining BeiGene ordinary shares owned by BMS under the share subscription agreement were converted to American Depository Shares, which were subsequently sold in 2023.

AstraZeneca Settlement

In 2023, BMS entered into an agreement with AstraZeneca to settle all outstanding claims between the parties in the CTLA-4 litigation and the two PD-L1 antibody litigations, as further described in "—Note 20. Legal Proceedings and Contingencies." AstraZeneca will pay an aggregate of $560 million to BMS in four payments through September 2026, which will be subject to sharing arrangements with Ono and Dana-Farber. BMS's share is approximately $418 million, of which the net present value of $384 million was reflected in Other (income)/expense in 2023.

Nimbus Change of Control Income

In 2022, BMS and Nimbus entered into a settlement resolving all legal claims and business interests pertaining to Nimbus' TYK2 inhibitor resulting in $40 million of income included in Other (income)/expense. The settlement also provides for BMS to receive additional amounts for contingent development, regulatory approval and sales-based milestones and 10% of any change in control proceeds received by Nimbus related to its TYK2 inhibitor. In 2023, Takeda acquired 100% ownership of Nimbus' TYK2 inhibitor for approximately $4.0 billion in upfront proceeds plus contingent sales-based milestones aggregating up to $2.0 billion. As a result, $400 million of income related to the change of control provision was included in Other (income)/expense in 2023.

Contingent Consideration

Contingent consideration in 2021 included $513 million of fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery, (ii) enhancing our commercial operating model, and (iii) establishing a more responsive manufacturing network and expanding our cell therapy manufacturing capabilities. Charges of approximately $1.0 billion are expected to be incurred through 2025, consisting primarily of employee termination costs and to a lesser extent site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisition of Celgene (2019), MyoKardia (2020) and Turning Point (2022). As part of these plans, the Company expects to incur charges of approximately $3.9 billion. Cumulative charges of approximately $3.6 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. The remaining charges are primarily related to Celgene's IT system integration.

The following provides the charges related to restructuring initiatives by type of cost:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
2023 Restructuring Plan	$442	$—	$—
Celgene and Other Acquisition Plans	335	520	751
Total charges	$777	$520	$751

Employee termination costs	$350	$69	$159
Other termination costs	15	6	10
Provision for restructuring	365	75	169
Integration expenses	242	440	564
Accelerated depreciation	42	5	2
Asset impairments	126	—	24
Other shutdown costs, net	2	—	(8)
Total charges	$777	$520	$751

Cost of products sold	$64	$—	$24
Marketing, selling and administrative	94	5	3
Research and development	12	—	—
Other (income)/expense, net	607	515	724
Total charges	$777	$520	$751

The following summarizes the charges and spending related to restructuring plan activities:

	Year Ended December 31,
Dollars in millions	2023	2022
Liability at January 1	$47	$101
Provision for restructuring(a)	365	75
Payments	(225)	(122)
Foreign currency translation and other	1	(7)
Liability at December 31	$188	$47
(a)    Includes reductions to the liability resulting from changes in estimates of $9 million in 2023 and $7 million in 2022.

Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Current:
U.S.	$2,745	$3,017	$1,879
Non-U.S.	943	1,089	598
Total current	3,688	4,106	2,477
Deferred:
U.S.	(2,339)	(2,889)	(1,255)
Non-U.S.	(949)	151	(138)
Total deferred	(3,288)	(2,738)	(1,393)
Total Provision for Income Taxes	$400	$1,368	$1,084

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was as follows:

	% of Earnings Before Income Taxes
Dollars in millions	2023		2022		2021
Earnings before income taxes:
U.S.	$2,624		$(140)		$1,593
Non-U.S.	5,816		7,853		6,505
Total	8,440		7,713		8,098
U.S. statutory rate	1,772	21.0%	1,620	21.0%	1,701	21.0%
GILTI, net of foreign derived intangible income deduction	223	2.6%	634	8.2%	645	8.0%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(850)	(10.1)%	(416)	(5.4)%	(143)	(1.8)%
Non-U.S. tax ruling	(656)	(7.8)%	—	—%	—	—%
Internal transfers of intangible and other assets	—	—%	(93)	(1.2)%	(983)	(12.1)%
U.S. Federal valuation allowance	(171)	(2.0)%	58	0.8%	6	0.1%
U.S. Federal, state and foreign contingent tax matters	143	1.7%	(297)	(3.9)%	154	1.9%
U.S. Federal research-based credits	(243)	(2.9)%	(142)	(1.8)%	(165)	(2.0)%
Charitable contributions of inventory	(75)	(0.9)%	(94)	(1.2)%	(42)	(0.5)%
Contingent value rights	—	—%	—	—%	(108)	(1.3)%
Puerto Rico excise tax credit	—	—%	(144)	(1.9)%	(152)	(1.9)%
State and local taxes (net of valuation allowance)	92	1.1%	103	1.3%	33	0.4%
Foreign and other	165	2.0%	139	1.8%	138	1.6%
Total Provision for Income Taxes	$400	4.7%	$1,368	17.7%	$1,084	13.4%

GILTI, net of foreign derived intangible income deduction includes a benefit of approximately $325 million due to the revised 2023 guidance regarding the deductibility of certain research and development expenses.

Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland includes the impact of earnings mix and a $123 million benefit from the impact of foreign currency on net operating loss and other carryforwards in 2023.

The Non-U.S. tax ruling includes a $656 million deferred income tax benefit regarding the deductibility of a statutory impairment of subsidiary investments in 2023.

Internal transfers of intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition resulted in a tax benefit in 2022 and 2021.

U.S. Federal valuation allowance includes a $193 million reversal related to unrealized equity investment losses in 2023.

U.S. Federal, state and foreign contingent tax matters include tax benefits related to lapse of statute and effectively settled contingent tax matters of $89 million in 2023 and $522 million in 2022.

U.S. Federal research-based credits includes credits both on research and development as well as orphan drug. The credits in 2023 include revised estimates upon finalization of prior year tax returns.

Fair value adjustments for contingent value rights are not taxable or tax deductible.

Puerto Rico imposed an excise tax on the gross company purchase price of goods sold from BMS’s manufacturer in Puerto Rico. The excise tax was recognized in Cost of products sold when the intra-entity sale occurred. For U.S. income tax purposes, the excise tax was not deductible but resulted in foreign tax credits that were generally recognized in BMS’s provision for income taxes when the excise tax was incurred. As of December 31, 2022, BMS amended its existing Puerto Rico decree, eliminating the excise tax and increasing its Puerto Rico tax rate to 10.5% effective for the tax year beginning January 1, 2023, and extending BMS’s tax grants an additional 15 years to 2038.

Deferred Taxes and Valuation Allowance

The components of deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in millions	2023	2022
Deferred tax assets
Foreign net operating loss and other carryforwards	$2,017	$566
State net operating loss and credit carryforwards	349	329
U.S. Federal capital loss, net operating loss and tax credit	249	236
Milestone payments and license fees	918	1,030
Capitalized research expenditures	2,682	1,573
Other	1,883	1,284
Total deferred tax assets	8,098	5,018
Valuation allowance	(764)	(873)
Deferred tax assets net of valuation allowance	$7,334	$4,145

Deferred tax liabilities
Acquired intangible assets	$(4,052)	$(4,362)
Goodwill and other	(852)	(605)
Total deferred tax liabilities	$(4,904)	$(4,967)

Deferred tax assets/(liabilities), net	$2,430	$(822)

Recognized as:
Deferred income taxes assets – non-current	$2,768	$1,344
Deferred income taxes liabilities – non-current	(338)	(2,166)
Total	$2,430	$(822)

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

Foreign net operating loss and other carryforwards includes the impact of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments.

The U.S. Federal net operating loss carryforwards were $420 million at December 31, 2023. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2024. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2024 (certain amounts have unlimited lives).

At December 31, 2023, a valuation allowance of $764 million exists for the following items: $319 million primarily for foreign net operating loss and tax credit carryforwards, $303 million for state deferred tax assets including net operating loss and tax credit carryforwards and $142 million for U.S. Federal deferred tax assets including equity investment fair value adjustments and U.S. Federal net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Balance at beginning of year	$873	$1,056	$2,809
Provision	(39)	213	201
Utilization	(54)	(68)	(1,087)
Foreign currency translation	(19)	(59)	(157)
Acquisitions/(dispositions)/(liquidations), net	—	(271)	(720)
Non-U.S. rate change	3	2	10
Balance at end of year	$764	$873	$1,056

In 2022 and 2021, certain foreign net operating losses and related valuation allowances were utilized or eliminated as a result of internal legal entity restructurings.

Income tax payments were $4.3 billion in 2023, $5.4 billion in 2022 and $3.5 billion in 2021.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (excluding interest and penalties):

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Balance at beginning of year	$1,766	$2,042	$2,003
Gross additions to tax positions related to current year	38	53	66
Gross additions to tax positions related to prior years	145	137	75
Gross additions to tax positions assumed in acquisitions	—	15	—
Gross reductions to tax positions related to prior years	(5)	(381)	(22)
Settlements	(30)	(8)	(70)
Reductions to tax positions related to lapse of statute	(4)	(83)	(5)
Cumulative translation adjustment	4	(9)	(5)
Balance at end of year	$1,914	$1,766	$2,042

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,872	$1,736	$1,957
Accrued interest	434	332	424
Accrued penalties	23	25	26
Interest and penalties expense/(benefit)	110	(87)	66

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current income taxes payable. Interest and penalties related to unrecognized tax benefits are included in income tax expense. These amounts reflect the beneficial impacts of various tax settlements, including the settlement discussed below.

BMS is currently under examination by a number of tax authorities that proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. As previously disclosed, BMS received several notices of proposed adjustments from the IRS related to transfer pricing and other tax issues for the 2008 to 2012 tax years. BMS disagrees with the IRS’s positions and continues to work cooperatively with the IRS to resolve these issues. In 2022, BMS entered the IRS administrative appeals process to resolve these matters. Timing of the final resolution of these complex matters is uncertain and could have a material impact on BMS’s financial statements. Tax positions for these years unrelated to matters that entered the administrative appeals process are considered effectively settled.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2023 could decrease in the range of approximately $100 million to $140 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2012, 2016 to 2023
Canada	2012 to 2023
France	2020 to 2023
Germany	2015 to 2023
Italy	2019 to 2023
Japan	2018 to 2023
UK	2012 to 2023

Note 8. EARNINGS/(LOSS) PER SHARE

	Year Ended December 31,
Amounts in millions, except per share data	2023	2022	2021
Net earnings attributable to BMS	$8,025	$6,327	$6,994

Weighted-average common shares outstanding - basic	2,069	2,130	2,221
Incremental shares attributable to share-based compensation plans	9	16	24
Weighted-average common shares outstanding - diluted	2,078	2,146	2,245

Earnings per common share
Basic	$3.88	$2.97	$3.15
Diluted	3.86	2.95	3.12

The total number of potential shares of common stock excluded from the diluted earnings per share computation because of the antidilutive impact was not material in 2023, 2022 and 2021.

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

Level 2 inputs utilize observable prices for similar instruments and quoted prices for identical or similar instruments in non-active markets. Additionally, certain corporate debt securities utilize a third-party matrix pricing model using significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities valued at the respective NAV of the underlying investments. Level 2 derivative instruments are valued using SOFR yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from volatility in underlying foreign currencies and underlying interest rates driven by market conditions and the duration of the contract. The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of December 31, 2023 and 2022.

Level 3 unobservable inputs are used when little or no market data is available. Level 3 financial liabilities consist of other acquisition related contingent consideration and success payments related to undeveloped product rights.

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2023.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2023			December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$8,489	$—	$—	$7,770	$—
Marketable debt securities
Certificates of deposit	—	609	—	—	32	—
Commercial paper	—	92	—	—	98	—
Corporate debt securities	—	460	—	—	—	—
U.S. Treasury securities	—	19	—	—	—	—
Derivative assets		219	—	—	305	—
Equity investments	318	141	—	424	680	—
Derivative liabilities	—	160	—	—	213	—
Contingent consideration liability
Contingent value rights	4	—	—	5	—	—
Other acquisition related contingent consideration	—	—	8	—	—	24

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within four years as of December 31, 2023, and one year as of December 31, 2022.

Equity Investments

The following summarizes the carrying amount of equity investments:

	December 31,
Dollars in millions	2023	2022
Equity investments with readily determinable fair values	$459	$1,104
Equity investments without readily determinable fair values	698	537
Limited partnerships and other equity method investments	542	546
Total equity investments	$1,699	$2,187

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Year ended December 31,
Dollars in millions	2023	2022	2021
Equity investments with readily determined fair values
Net loss recognized	$117	$762	$403
Net (gain) recognized on investments sold	(3)	(17)	(357)
Net unrealized loss recognized on investments still held	120	779	760

Equity investments without readily determinable fair values
Upward adjustments	(9)	(80)	(918)
Impairments and downward adjustments	14	11	1
Equity in net (income)/loss of affiliates	38	108	(231)

Total equity investment losses/(gains)	160	801	(745)

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without readily determinable fair values still held as of December 31, 2023 were $190 million and $75 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of December 31, 2023, assuming market rates remain constant through contract maturities, we expect to reclassify pre-tax gains of $4 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.4 billion for the euro contracts and $1.2 billion for Japanese yen contracts as of December 31, 2023.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency interest rate swap contracts associated with long-term debt denominated in euros was $1.2 billion as of December 31, 2023.

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

Net Investment Hedges

Cross-currency swap contracts and foreign currency forward contracts of $962 million as of December 31, 2023 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap and foreign currency forward contracts was primarily attributed to the Japanese yen of $524 million and euro of $438 million as of December 31, 2023.

During the years ended December 31, 2023, 2022 and 2021, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following summarizes the fair value of outstanding derivatives:

	December 31, 2023				December 31, 2022
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign exchange contracts	4,772	130	1,971	(66)	5,771	271	2,281	(80)
Cross-currency swap contracts	1,210	50	—	—	—	—	584	(7)
Designated as net investment hedges
Foreign exchange contracts	—	—	215	(8)	—	—	—	—
Cross-currency swap contracts	—	—	747	(43)	72	1	1,157	(78)
Designated as fair value hedges
Interest rate swap contracts	2,500	3	1,755	(14)	—	—	255	(18)
Not designated as hedges
Foreign currency exchange contracts	906	20	1,250	(29)	1,564	33	1,703	(19)
Total return swap contracts(c)	401	16	—	—	—	—	322	(11)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts were entered into to hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Year Ended December 31,
	2023		2022		2021
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(5)	$—	$(27)	$—	$(31)
Cross-currency swap contracts	—	(65)	—	(52)	—	(11)
Foreign exchange contracts	(303)	(95)	(492)	(96)	96	(21)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Derivatives qualifying as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	$13	$592	$364
Reclassified to Cost of products sold	(303)	(492)	96
Cross-currency swap contracts gain/(loss):
Recognized in Other Comprehensive Income	57	(7)	—
Reclassified to Other (income)/expense, net	(31)	(29)	—
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	—	(3)	—

Derivatives qualifying as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	52	30	38
Foreign Exchange contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	(15)	—	—

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive Income/(Loss) (a)	(10)	91	83
(a) In 2023, the Company de-designated its remaining net investment hedge in debt denominated in euros of €375 million, and the amount represents the effective portion of foreign exchange loss on the remeasurement of the debt.

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

	December 31,
Dollars in millions	2023	2022
Non-U.S. short-term borrowings	$170	$176
Current portion of long-term debt	2,873	3,897
Other	76	191
Total	$3,119	$4,264

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in millions	2023	2022
Principal Value:
0.537% Notes due 2023	—	1,500
2.750% Notes due 2023	—	750
3.250% Notes due 2023	—	500
3.250% Notes due 2023	—	890
7.150% Notes due 2023	—	239
2.900% Notes due 2024	2,478	2,478
3.625% Notes due 2024	395	395
0.750% Notes due 2025	1,000	1,000
1.000% Euro Notes due 2025	636	613
3.875% Notes due 2025	229	229
3.200% Notes due 2026	1,750	1,750
6.800% Notes due 2026	256	256
1.125% Notes due 2027	1,000	1,000
3.250% Notes due 2027	512	512
3.450% Notes due 2027	534	534
3.900% Notes due 2028	1,500	1,500
3.400% Notes due 2029	2,400	2,400
1.450% Notes due 2030	1,250	1,250
5.750% Notes due 2031	1,000	—
2.950% Notes due 2032	1,750	1,750
5.900% Notes due 2033	1,000	—
1.750% Euro Notes due 2035	636	613
5.875% Notes due 2036	279	279
6.125% Notes due 2038	219	219
4.125% Notes due 2039	2,000	2,000
2.350% Notes due 2040	750	750
5.700% Notes due 2040	153	153
3.550% Notes due 2042	1,250	1,250
3.250% Notes due 2042	500	500
5.250% Notes due 2043	226	226
4.500% Notes due 2044	342	342
4.625% Notes due 2044	748	748
5.000% Notes due 2045	758	758
4.350% Notes due 2047	1,250	1,250
4.550% Notes due 2048	1,272	1,272
4.250% Notes due 2049	3,750	3,750
2.550% Notes due 2050	1,500	1,500
3.700% Notes due 2052	2,000	2,000
6.250% Notes due 2053	1,250	—
3.900% Notes due 2062	1,000	1,000
6.400% Notes due 2063	1,250	—
6.875% Notes due 2097	63	63
0.130% Convertible debt due 2023	—	15
Total	$38,886	$38,234

	December 31,
Dollars in millions	2023	2022
Principal Value	$38,886	$38,234

Adjustments to Principal Value:
Fair value of interest rate swap contracts	(11)	(18)
Unamortized basis adjustment from swap terminations	82	97
Unamortized bond discounts and issuance costs	(303)	(284)
Unamortized purchase price adjustments of Celgene debt	872	924
Total	$39,526	$38,953

Current portion of long-term debt	$2,873	$3,897
Long-term debt	36,653	35,056
Total	$39,526	$38,953

The fair value of long-term debt was $36.7 billion and $34.9 billion at December 31, 2023 and 2022, respectively, valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

In February 2024, we entered into a $10.0 billion 364-day senior unsecured delayed draw term loan facility to provide bridge financing for the planned acquisitions of Karuna and RayzeBio. This facility would be drawn only if these acquisitions close prior to our planned issuance of debt securities and, if drawn, would be repaid following the issuance of such securities. No amounts were outstanding as of February 13, 2024.

In 2023, BMS issued an aggregate principal amount of $4.5 billion of fixed rate unsecured senior notes. The Company used the net proceeds of the offering to finance the acquisition of Mirati in January 2024 and for other general corporate purposes. In 2022, BMS issued an aggregate principal amount of $6.0 billion of fixed rate unsecured senior notes with net proceeds of $5.9 billion.

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

Repayment of notes at maturity aggregated $3.9 billion in 2023, $4.8 billion in 2022 and $2.0 billion in 2021. Interest payments were $1.2 billion in 2023, $1.4 billion in 2022 and $1.5 billion in 2021.

The aggregate maturities of long-term debt for each of the next five years are as follows: $2.9 billion in 2024; $1.9 billion in 2025; $2.0 billion in 2026; $2.0 billion in 2027; and $1.5 billion in 2028. Interest payments related to long-term debt for each of the next five years are as follows: $1.4 billion in 2024; $1.4 billion in 2025; $1.3 billion in 2026; $1.3 billion in 2027; and $1.2 billion in 2028.

Credit Facilities

As of December 31, 2023, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2028, which is extendable annually by one year with the consent of the lenders. In January 2024, we extended the credit facility to January 2029. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’ commercial paper borrowings. No borrowings were outstanding under any revolving credit facility as of December 31, 2023 or 2022.

Available financial guarantees provided in the form of bank overdraft facilities, stand-by letters of credit and performance bonds were $1.0 billion as of December 31, 2023. Stand-by letters of credit and guarantees are issued through financial institutions in support of various obligations, including sale of products to hospitals and foreign ministries of health, bonds for customs, and duties and VAT.

Note 11. RECEIVABLES

	December 31,
Dollars in millions	2023	2022
Trade receivables	$9,551	$8,848
Less charge-backs and cash discounts	(646)	(675)
Less allowance for expected credit loss	(23)	(22)
Net trade receivables	8,882	8,151
Alliance, royalties, VAT and other	2,039	1,735
Receivables	$10,921	$9,886

Non-U.S. receivables sold on a nonrecourse basis were $1.0 billion in 2023, $1.0 billion in 2022 and $1.5 billion in 2021. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented approximately 72% and 66% of total trade receivables at December 31, 2023 and 2022, respectively.

Changes to the allowances for expected credit loss, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Balance at beginning of year	$697	$744	$663
Provision(a)	9,158	7,476	7,257
Utilization	(9,186)	(7,521)	(7,170)
Other	—	(2)	(6)
Balance at end of year	$669	$697	$744
(a)    Includes provision for expected credit loss of $14 million in 2023, $7 million in 2022 and $4 million in 2021.

Note 12. INVENTORIES

	December 31,
Dollars in millions	2023	2022
Finished goods	$663	$509
Work in process	2,430	1,850
Raw and packaging materials	475	464
Total Inventories	$3,568	$2,823

Inventories	$2,662	$2,339
Other non-current assets	906	484

Total inventories include fair value adjustments resulting from the Celgene acquisition of approximately $84 million as of December 31, 2022.

Note 13. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in millions	2023	2022
Land	$162	$162
Buildings	6,495	5,920
Machinery, equipment and fixtures	3,717	3,284
Construction in progress	1,075	1,053
Gross property, plant and equipment	11,449	10,419
Less accumulated depreciation	(4,803)	(4,164)
Property, plant and equipment	$6,646	$6,255

United States	$5,040	$4,833
International	1,606	1,422
Total	$6,646	$6,255
Depreciation expense was $611 million in 2023, $587 million in 2022 and $559 million in 2021.

Note 14. LEASES

Leased facilities for office, research and development, storage and distribution purposes comprise approximately 95% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one year and 14 years. Most leases contain specific renewal options for periods ranging between one year and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. Factors are considered such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. These variable costs include real estate taxes, insurance, utilities, common area maintenance and other operating costs. As the implicit rate on most leases is not readily determinable, an incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining lease obligations are comprised of vehicles and a research and development facility operated by a third party under management’s direction. Vehicle lease terms vary by country with terms generally between one year and four years.

The following table summarizes the components of lease expense:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Operating lease cost	$317	$224	$220
Variable lease cost	79	55	44
Short-term lease cost	20	20	17
Sublease income	(11)	(6)	(7)
Total operating lease expense	$405	$293	$274

Operating lease right-of-use assets and liabilities were as follows:

	December 31,
Dollars in millions	2023	2022
Other non-current assets	$1,390	$1,220

Other current liabilities	$162	$136
Other non-current liabilities	1,530	1,261
Total liabilities	$1,692	$1,397

Future lease payments for non-cancellable operating leases as of December 31, 2023 were as follows:

Dollars in millions
2024	$225
2025	236
2026	211
2027	205
2028	192
Thereafter	1,061
Total future lease payments	2,130

Less imputed interest	(438)
Total lease liability	$1,692

Right-of-use assets obtained in exchange for new operating lease obligations were $389 million in 2023. Right-of-use assets impairment charge was $85 million in 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $195 million in 2023, $203 million in 2022 and $189 million in 2021.

Undiscounted lease obligations for operating leases not yet commenced were $542 million as of December 31, 2023. The obligation primarily relates to a research and development facility that is being constructed by the lessor and is expected to be ready for use in 2025.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Weighted average remaining lease term	10 years	11 years
Weighted average discount rate	4%	4%

Note 15. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

	December 31,
Dollars in millions	2023	2022
Beginning balance	$21,149	$20,502
Turning Point acquisition	—	695
Currency translation and other adjustments	20	(48)
Ending balance	$21,169	$21,149

Other Intangible Assets

Other intangible assets consisted of the following:

		December 31,
	Estimated Useful Lives	2023			2022
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Licenses	5 – 15 years	$218	$(118)	$100	$400	$(128)	$272
Acquired marketed product rights	3 – 15 years	62,858	(40,066)	22,792	60,477	(31,949)	28,528
Capitalized software	3 – 10 years	1,497	(1,027)	470	1,555	(1,056)	499
IPRD		3,710	—	3,710	6,560	—	6,560
Total		$68,283	$(41,211)	$27,072	$68,992	$(33,133)	$35,859

In November 2023, $2.8 billion of IPRD, previously allocated to repotrectinib (Augtyro), was transferred to Acquired marketed product rights upon obtaining FDA approval. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information related to the Turning Point acquisition.

In December 2023, BMS agreed to pay $400 million to the former shareholders of Impact Biomedicines to extinguish all remaining contingent milestone obligations, which was recorded to Acquired marketed product rights for Inrebic in the amount of $511 million (after establishing the applicable deferred tax liability). The $400 million was paid in January 2024.

Amortization expense of Other intangible assets was $9.2 billion in 2023, $9.7 billion in 2022 and $10.2 billion in 2021. Future annual amortization expense of Other intangible assets is expected to be approximately $8.7 billion in 2024, $3.2 billion in 2025, $1.7 billion in 2026, $1.6 billion in 2027 and $1.6 billion in 2028.

Other intangible asset impairment charges were $136 million in 2023, $101 million in 2022 and $1.2 billion in 2021.

The impairment charges in 2023 and 2022 primarily resulted from decisions to discontinue development of investigational compounds in connection with the prioritization of current pipeline opportunities.

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

In 2021, a $230 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound in connection with the prioritization of pipeline opportunities. The compound was being studied as a potential treatment for fibrotic diseases and was acquired in the acquisition of Celgene. The charge represented a full write-down based on the estimated fair value determined using discounted cash flow projections.

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

Note 16. SUPPLEMENTAL FINANCIAL INFORMATION

	December 31,
Dollars in millions	2023	2022
Income taxes	$3,927	$3,547
Research and development	723	579
Contract assets	416	504
Restricted cash(a)	55	148
Other	786	1,017
Other current assets	$5,907	$5,795

	December 31,
Dollars in millions	2023	2022
Equity investments	$1,699	$2,187
Operating leases	1,390	1,220
Inventories	906	484
Pension and postretirement	284	285
Research and development	413	496
Restricted cash(a)	—	54
Receivables and convertible notes	436	—
Other	242	214
Other non-current assets	5,370	4,940
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted.

	December 31,
Dollars in millions	2023	2022
Rebates and discounts	$7,680	$6,702
Income taxes	1,371	942
Employee compensation and benefits	1,291	1,425
Research and development	1,257	1,359
Dividends	1,213	1,196
Interest	349	321
Royalties	465	431
Operating leases	162	136
Other	2,096	2,074
Other current liabilities	$15,884	$14,586

	December 31,
Dollars in millions	2023	2022
Income taxes	$3,288	$3,992
Pension and postretirement	480	402
Operating leases	1,530	1,261
Deferred income	300	283
Deferred compensation	427	349
Other	396	303
Other non-current liabilities	$6,421	$6,590

Note 17. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
Net earnings	—	—	—	—	6,994	—	—	20
Other Comprehensive Income/(Loss)	—	—	—	571	—	—	—	—
Cash dividends declared(a)	—		—	—	(4,455)	—	—	—
Share repurchases	—	—	—	—	—	102	(6,240)	—
Stock compensation	—	—	36	—	—	(34)	1,218	—
Distributions	—	—	—	—	—	—	—	(20)
Balance at December 31, 2021	2,923	292	44,361	(1,268)	23,820	747	(31,259)	60
Net earnings	—	—	—	—	6,327	—	—	18
Other Comprehensive Income/(Loss)	—	—	—	(13)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,644)	—	—	—
Share repurchases	—	—	—	—	—	109	(8,001)	—
Stock compensation	—	—	804	—	—	(31)	642	—
Distributions	—	—	—	—	—	—	—	(21)
Balance at December 31, 2022	2,923	292	45,165	(1,281)	25,503	825	(38,618)	57
Net earnings	—	—	—	—	8,025	—	—	14
Other Comprehensive Income/(Loss)	—	—	—	(265)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,762)	—	—	—
Share repurchases	—	—	105	—	—	87	(5,306)	—
Stock compensation	—	—	410	—	—	(10)	147	—
Convertible debt	—	—	4	—	—	—	11	—
Distributions	—	—	—	—	—	—	—	(16)
Balance at December 31, 2023	2,923	$292	$45,684	$(1,546)	$28,766	902	$(43,766)	$55

(a)    Cash dividends declared per common share were $2.31 in 2023, $2.19 in 2022 and $2.01 in 2021.

BMS has a share repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method and are generally funded by cash on hand. In December 2023, the Board of Directors approved an increase of $3.0 billion to the share repurchase authorization for BMS's common stock. The remaining share repurchase capacity under the BMS share repurchase program was $5.0 billion as of December 31, 2023.

In 2021, BMS repurchased approximately 102 million shares of common stock for $6.2 billion.

In 2022, BMS entered into ASR agreements and repurchased 69 million shares of common stock for $5.0 billion. In addition, as part of its share repurchase program, BMS repurchased 40 million shares of its common stock for $3.0 billion.

In 2023, BMS entered into ASR agreements and repurchased 70 million shares of common stock for $4.0 billion. In addition, as part of its share repurchase program, BMS repurchased 17 million shares of its common stock for $1.2 billion.

The ASR agreements were funded with cash on-hand. The total number of shares repurchased under the ASR agreements was based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements.

The components of Other Comprehensive Income/(Loss) were as follows:

	Year Ended December 31,
	2023			2022			2021
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in Other comprehensive income/(loss)	$70	$(12)	$58	$585	$(79)	$506	$364	$(34)	$330
Reclassified to net earnings(a)	(334)	46	(288)	(524)	72	(452)	95	(10)	85
Derivatives qualifying as cash flow hedges	(264)	34	(230)	61	(7)	54	459	(44)	415

Pension and postretirement benefits:
Actuarial gains/(losses)	(140)	25	(115)	146	(25)	121	220	(40)	180
Amortization(b)	—	—	—	21	(6)	15	41	(10)	31
Settlements(b)	—	—	—	11	(2)	9	(6)	1	(5)
Pension and postretirement benefits	(140)	25	(115)	178	(33)	145	255	(49)	206

Marketable debt securities:
Unrealized (losses)/gains	3	(1)	2	(2)	—	(2)	(11)	2	(9)

Foreign currency translation	84	(6)	78	(183)	(27)	(210)	(14)	(27)	(41)

Other comprehensive income/(loss)	$(317)	$52	$(265)	$54	$(67)	$(13)	$689	$(118)	$571
(a)    Included in Cost of products sold and Other (income)/expense, net. Refer to “—Note 9. Financial Instruments and Fair Value Measurements“ for further information.
(b)    Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

	December 31,
Dollars in millions	2023	2022
Derivatives qualifying as cash flow hedges	$2	$232
Pension and postretirement benefits	(738)	(623)
Marketable debt securities	2	—
Foreign currency translation(a)	(812)	(890)
Accumulated other comprehensive loss	$(1,546)	$(1,281)
(a)    Included in foreign currency are net investment hedges gains of $144 million and $125 million as of December 31, 2023 and December 31, 2022, respectively.

Note 18. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for certain employees.

Defined Benefit Pension Plans

The net periodic benefit cost of defined benefit pension plans was $11 million, $27 million, and $28 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
Dollars in millions	2023	2022
Benefit obligations at beginning of year	$1,976	$2,935
Service cost—benefits earned during the year	29	36
Interest cost	80	42
Settlements and curtailments	(41)	(58)
Actuarial (gains)/losses	165	(760)
Benefits paid	(65)	(68)
Foreign currency and other	94	(151)
Benefit obligations at end of year	$2,238	$1,976

Fair value of plan assets at beginning of year	$2,027	$2,815
Actual return on plan assets	130	(570)
Employer contributions	56	76
Settlements	(38)	(53)
Benefits paid	(65)	(68)
Foreign currency and other	102	(173)
Fair value of plan assets at end of year	$2,212	$2,027

Funded status	$(26)	$51

Assets/(Liabilities) recognized:
Other non-current assets	$284	$285
Other current liabilities	(20)	(21)
Other non-current liabilities	(290)	(213)
Funded status	$(26)	$51

Recognized in Accumulated other comprehensive loss:
Net actuarial losses	$994	$869
Prior service credit	(21)	(25)
Total	$973	$844

The accumulated benefit obligation for defined benefit pension plans was $2.2 billion and $2.0 billion at December 31, 2023 and 2022, respectively.

Additional information related to pension plan was as follows:

	December 31,
Dollars in millions	2023	2022
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,045	$728
Fair value of plan assets	735	495
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,017	728
Fair value of plan assets	734	495

Actuarial Assumptions

Weighted-average assumptions used to determine defined benefit pension plan obligations were as follows:

	December 31,
	2023	2022
Discount rate	3.4%	4.0%
Rate of compensation increase	1.4%	1.2%
Interest crediting rate	2.5%	2.5%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit cost were as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	4.0%	1.6%	1.2%
Expected long-term return on plan assets	4.1%	3.6%	3.6%
Rate of compensation increase	1.2%	1.0%	1.3%
Interest crediting rate	2.5%	2.1%	2.2%

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

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all BMS U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Postretirement benefit plan obligations were $183 million and $187 million at December 31, 2023 and 2022, respectively. The weighted-average discount rate used to determine benefit obligations was 4.8% and 5.0% at December 31, 2023 and 2022, respectively. The net periodic benefit credits were not material.

Plan Assets

The fair value of pension plan assets by asset category was as follows:

	December 31, 2023				December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan Assets
Equity securities	$1	$—	$—	$1	$1	$—	$—	$1
Equity funds	—	363	7	370	—	368	—	368
Fixed income funds	—	785	—	785	—	697	—	697
Corporate debt securities	—	332	—	332	—	376	—	376
U.S. Treasury and agency securities	—	58	—	58	—	75	—	75
Insurance contracts	—	—	224	224	—	—	123	123
Cash and cash equivalents	32	—	—	32	43	—	—	43
Other	—	18	38	56	—	15	35	50
Plan assets subject to leveling	$33	$1,556	$269	$1,858	$44	$1,531	$158	$1,733

Plan assets measured at NAV as a practical expedient				354				294
Net plan assets				$2,212				$2,027

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

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2023. Investments using the practical expedient consist primarily of multi-asset funds which are redeemable on either a daily, weekly, or monthly basis.

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. Individual plan investment allocations are determined by local fiduciary committees and the composition of total assets for all pension plans at December 31, 2023 was broadly characterized as an allocation between equity securities (21%), debt securities (63%) and other investments (16%).

Contributions and Estimated Future Benefit Payments

The Company's estimated annual contributions and future benefits payments are not expected to be material.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contributions are based on employee contributions and the level of Company match. The U.S. defined contribution plan expense was approximately $380 million in 2023, $360 million in 2022 and $350 million in 2021.

Note 19. EMPLOYEE STOCK BENEFIT PLANS

On May 4, 2021, the shareholders approved the 2021 Stock Award and Incentive Plan (the “2021 Plan”) replacing our previous equity plans. The 2021 Plan authorizes awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), dividend equivalents, performance share units ("PSUs"), market share units ("MSUs") and other stock-based awards. As of December 31, 2023, the 2021 Plan was the only plan under which we were authorized to grant equity awards.

The 2021 Plan provides for 85 million shares to be authorized for grants plus shares recaptured upon forfeitures or other terminations of awards under our previous equity awards plans, subject to adjustments in accordance with the terms of the 2021 Plan. As of December 31, 2023, 70 million shares were available for award and 40 million equity awards were outstanding (stock options, RSUs, MSUs and PSUs). Shares generally are issued from treasury stock to satisfy BMS’s obligations under the 2021 Plan and our prior equity award plans.

Under the 2021 Plan, executive officers and other employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of 10 years. The 2021 Plan provides for the granting of SARs whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the award's exercise price. BMS did not grant stock options or SARs during the years ended December 31, 2023, 2022 and 2021. Options that were outstanding during those years generally vested ratably over four years (some options granted as replacements for options held by Celgene option holders upon the acquisition of Celgene in 2019 provided for cliff vesting and/or longer or shorter vesting periods).

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

MSUs are granted to executive officers. Vesting is conditioned upon continuous employment and occurs ratably over four years, subject to accelerated vesting in specified circumstances. The number of shares issued upon vesting of MSUs is determined based on a specified payout factor requiring that the market price per share at a specified measurement date be at least 80% of the grant-date share price (market condition) for awards granted in 2023 (60% prior to 2022). Attainment of a higher payout factor, calculated as the share price on measurement date divided by share price on award date, results in a higher percentage payout of MSUs, up to a maximum of 225% of the target number of MSUs for awards granted in 2023 (200% prior to 2022). The share price used in the payout factor is calculated using an average of the closing prices on the grant date or measurement date, and the nine trading days immediately preceding the grant date or measurement date.
PSUs are granted to executive officers, have a three-year performance cycle and are granted as a target number of stock units subject to adjustment. The number of shares issued when PSUs vest is determined based on the achievement of specified performance goals (a performance condition) and based on BMS’s three-year relative total shareholder return compound annual growth rate relative to a peer group of companies (a market condition) for awards granted in 2023 (three-year total shareholder return relative to a peer group of companies prior to 2023) and can range from 0% to a maximum of 200% of the target number of PSUs. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date, subject to accelerated vesting in specified circumstances.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense was as follows:

	Year Ended December 31,
Dollars in millions	2023	2022	2021
Cost of products sold	$51	$41	$57
Marketing, selling and administrative	215	195	241
Research and development	252	221	272
Other (income)/expense, net	—	—	13
Total stock-based compensation expense	$518	$457	$583

Income tax benefit(a)	$105	$91	$120
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $19 million in 2023, $74 million in 2022 and $38 million in 2021.

The following table summarizes the stock compensation activity for the year ended December 31, 2023:

	Stock Options		RSUs		MSUs		PSUs
Shares in Millions	Number of Options	Weighted-Average Exercise Price of Shares	Number of Nonvested RSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested MSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested PSUs	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2023	21.9	$55.25	16.9	$59.17	1.8	$58.25	3.5	$60.88
Granted	—	—	9.5	60.26	1.0	57.99	1.5	63.86
Released/Exercised	(4.8)	46.79	(6.3)	57.57	(0.7)	56.64	(1.1)	55.59
Adjustments for actual payout	—	—	—	—	0.1	54.42	0.1	55.59
Forfeited/Canceled	(0.9)	63.49	(2.1)	60.10	(0.3)	58.78	(0.4)	64.29
Balance at December 31, 2023	16.2	57.34	18.0	60.21	1.9	58.52	3.6	63.32

Expected to vest			15.8	60.14	1.6	58.50	2.9	63.07

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$763	$49	$75
Expected weighted-average period in years of compensation cost to be recognized	2.5	2.7	1.6

Amounts in Millions, except per share data	2023	2022	2021
Weighted-average grant date fair value (per share):
RSUs	60.26	64.12	$56.58
MSUs	57.99	60.74	58.04
PSUs	63.86	66.76	59.04

Fair value of awards that vested:
RSUs - replacement awards	$—	$152	$519
RSUs	365	300	246
MSUs	45	44	37
PSUs	65	68	61

Total intrinsic value of stock options exercised	90	526	512

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

The following table summarizes significant outstanding and exercisable options at December 31, 2023:

Range of Exercise Prices	Number of Options (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$10 - $40	0.7	0.8	$36.34	$11
$40 - $55	5.5	2.8	49.76	16
$55 - $65	6.6	1.9	59.45	—
$65 +	3.4	2.5	70.04	—
Outstanding	16.2	2.3	57.34	$26
Exercisable	16.2	2.3	57.34	$26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $51.31 on December 29, 2023, which was the last trading day of 2023.

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

Unless otherwise noted, BMS is unable to assess the outcome of the respective matters nor is it able to estimate the possible loss or range of losses that could potentially result for such matters. Contingency accruals are recognized when it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period. For a discussion of BMS’s tax contingencies, see " — Note 7. Income Taxes."

INTELLECTUAL PROPERTY

Eliquis - Europe
Lawsuits have been filed by generic companies in various countries in Europe seeking revocation of our composition-of-matter patents and SPCs relating to Eliquis, and trials or preliminary proceedings have been held in certain of those cases.

In Croatia, on October 20, 2023, BMS filed a request with the Commercial Court of Zagreb for a preliminary injunction to prohibit Teva from offering, storing or selling generic Eliquis products in Croatia, and a decision is pending.

In Finland, the court granted our request for a preliminary injunction prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement. A trial regarding Teva's challenge to the validity of the Finnish composition-of-matter patent and related SPC concluded on July 5, 2023, and a decision is pending.

In France, a trial was held regarding Teva's challenge to the validity of the French composition-of-matter patent and related SPC, and a decision was issued on June 8, 2023, confirming their validity and rejecting Teva's claims. Teva has appealed the decision.

In Ireland, the court granted our request for a preliminary injunction prohibiting Teva from making, offering, putting on the market and/or using and/or importing or stocking for the aforesaid purposes, generic Eliquis products. The trial court's preliminary injunction decision was subsequently affirmed on appeal by the Irish Court of Appeal. A trial regarding Teva's challenge to the validity of the Irish composition-of-matter patent and related SPC concluded on July 28, 2023, and in a decision delivered on December 8, 2023, the Irish trial court found the Irish composition-of-matter patent and related SPC to be invalid. BMS intends to appeal the Irish trial court's decision.

In the Netherlands, our requests for preliminary injunctions to prevent at-risk generic launches by Sandoz, Stada and Teva prior to full trials on the validity of the Dutch composition-of-matter patent and SPC were initially denied by the lower courts. However, in a judgment issued on August 15, 2023, the Dutch Court of Appeal overturned the decisions of the lower court, issued preliminary injunctions against Sandoz, Stada and Teva and ordered those companies to recall any generic Eliquis product from the Dutch market. Trials regarding challenges brought by Sandoz and Teva, respectively, to the validity of the Dutch composition-of-matter patent and related SPC took place on October 13, 2023 and January 12, 2024, and decisions are pending.

In Norway, a trial was held regarding Teva's challenge to the validity of the Norwegian composition-of-matter patent and related SPC, and a decision was issued on May 23, 2023, confirming their validity and rejecting Teva's claims. Teva has appealed the decision, and a hearing on the appeal is scheduled for April 2024.

In Portugal, there are patent validity and infringement proceedings pending with multiple companies seeking to market generic versions of Eliquis. A trial regarding Mylan's challenge to the validity of the Portuguese composition-of-matter patent is scheduled to commence in February 2024. In early September 2023, Teva launched a generic Eliquis product on the Portuguese market. On September 15, 2023, the Company filed a request for a preliminary injunction against Teva at the Portuguese Intellectual Property Court.

In Romania, our request for a preliminary injunction against Teva was initially denied by the lower court. However, in January 2024, the Romania Court of Appeal overturned the decision of the lower court, and issued a preliminary injunction against Teva prohibiting Teva from offering, storing or selling generic Eliquis products in Romania.

In Spain, a trial regarding Teva's challenge to the validity of the Spanish composition-of-matter patent and related SPC was held on October 18-19, 2023, and in a decision delivered in January 2024, the Spanish court found the Spanish composition-of-matter patent and related SPC to be invalid. BMS intends to appeal the Spanish court's decision.

In Sweden, a trial was held regarding Teva's challenge to the validity of the Swedish composition-of-matter patent and related SPC, and a decision was issued on November 2, 2022, confirming their validity and rejecting Teva's claims. Teva has appealed the decision, and a hearing on the appeal is scheduled for May 2024.

In Switzerland, a trial regarding Teva's challenge to the validity of the Swiss composition-of-matter patent and related SPC was held on November 29, 2023, and a decision is pending.

In the UK, Sandoz and Teva filed lawsuits seeking revocation of the UK composition-of-matter patent and related SPC. BMS subsequently filed counterclaims for infringement in both actions. A combined trial took place in February 2022, and in a judgment issued on April 7, 2022, the judge found the UK apixaban composition-of-matter patent and related SPC invalid. BMS appealed the judgment and on May 4, 2023, the Court of Appeal upheld the lower court's decision. On October 31, 2023, the UK Supreme Court rejected BMS's application to appeal. Following the first instance decision in the UK, generic manufacturers have begun marketing generic versions of Eliquis in the UK.

In addition to the above, challenges to the validity of the composition-of-matter patent and related SPC are pending in Denmark, Italy, Poland, Czechia, Slovakia, Hungary, Bulgaria, Greece and Lithuania.

Generic manufacturers may seek to market generic versions of Eliquis in additional countries in Europe prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe.

Inrebic - U.S.
In September 2023, Impact Biomedicines, Inc. ("Impact") received a Notice Letter from Teva notifying BMS that Impact had filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Inrebic in the U.S. and challenging certain patents listed in the Orange Book for Inrebic. In response, in October 2023, Impact filed a patent infringement action against Teva in the U.S. District Court for the District of New Jersey. In January 2024, the parties entered into a confidential settlement agreement, and the case was dismissed.

Onureg – U.S.
BMS has received Notice Letters from Accord Healthcare, Inc. ("Accord"), MSN Laboratories Private Limited ("MSN"), Teva Pharmaceuticals, Inc. ("Teva") and Natco Pharma Limited ("Natco"), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging U.S. Patent Nos. 11,571,436 (the "'436 Patent") and 8,846,628 (the "'628 Patent"), FDA Orange Book-listed formulation patents covering Onureg, which expire in 2029 and 2030, respectively. In response, BMS filed a patent infringement action against Accord, MSN, Teva and Natco in the U.S. District Court for the District of Delaware. In case against MSN, a trial has been scheduled to begin on September 23, 2024. No trial dates have been scheduled for the Teva or Natco actions. In November 2023, BMS and Accord entered into a confidential settlement agreement, and the case against Accord was dismissed.

In February 2023, Apotex Inc. filed a request for inter partes review ("IPR") of the '628 Patent. On July 20, 2023, the USPTO granted Apotex's request to institute an IPR of the '628 Patent. Discovery is ongoing. In January 2024, the parties entered into a settlement agreement, and the inter partes review was terminated.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited ("GenRx") obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex ("GenRx-Apotex"). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi's Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi's injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia ("Full Court") appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($307 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing concluded in February 2021. On June 26, 2023, the appeal court issued a ruling in BMS and Sanofi's favor, upholding the lower court's decision. In December 2023, the Australian government was granted leave to appeal the decision to the High Court of Australia.

Revlimid - U.S.
In April 2023, Celgene received a Notice Letter from Amneal Pharmaceuticals ("Amneal") notifying Celgene that Amneal has filed an ANDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, in January 2024, Celgene initiated a patent infringement action against Amneal in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. Thereafter, in February 2024, the parties entered into a confidential settlement agreement and the case was dismissed.

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

Zeposia - U.S.
On October 15, 2021, Actelion Pharmaceuticals LTD and Actelion Pharmaceuticals US, INC ("Actelion") filed a complaint for patent infringement in the United States District Court for the District of New Jersey against BMS and Celgene for alleged infringement of U.S. Patent No. 10,251,867 (the "'867 Patent"). The Complaint alleges that the sale of Zeposia infringes certain claims of the '867 Patent and Actelion is seeking damages. No trial date has been scheduled.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS appealed the decision. On March 15, 2023, the Hawaii Supreme Court issued its decision, reversing in part and affirming in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination. A new bench trial concluded on October 16, 2023, and a decision is pending.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. Cases were filed in state and federal courts in the United States. Pursuant to a previously disclosed master settlement agreement and settlement related court orders, the vast majority of the cases in the United States. were resolved or dismissed. Eleven inactive cases remain pending in state courts in New Jersey. There are also eleven cases pending in Canada (four class actions and seven individual injury claims), two of which are active (the certified class actions in Quebec and Ontario).

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

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the "Celgene Securities Class Action"). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene's 2020 outlook and projected sales of Otezla*, and (3) the NDA for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiffs' amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In March 2023, the Court granted the defendants leave to file a motion for summary judgment, the briefing for which was completed in June 2023. On September 8, 2023, the Court granted in part and denied in part defendants' motion for summary judgment as to the claims regarding statements made by the remaining officer defendants. As to the claims regarding Celgene’s corporate statements, the Court denied the defendants’ motion without prejudice and granted the defendants leave to re-raise the issue. On October 27, 2023, the defendants filed a motion for partial summary judgment as to Celgene’s corporate statements.

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

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement ("CVR Agreement") entered into in connection with the closing of BMS's acquisition of Celgene Corporation in November 2019. An entity claiming to be the successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use "diligent efforts" to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby allegedly avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the alleged successor trustee. The plaintiff seeks damages in an amount to be determined at trial and other relief, including interest and attorneys' fees. BMS disputes the allegations. BMS filed a motion to dismiss the alleged successor trustee's complaint for failure to state a claim upon which relief can be granted, which was denied on June 24, 2022. On February 2, 2024, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction.

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

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. Defendants moved to stay the action pending resolution of the federal action or, in the alternative, to dismiss the complaint and later filed a similar motion in response to an amended complaint. On February 2, 2024, the Court granted defendants’ motion and dismissed the case in its entirety.

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

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against the U.S. Department of Health & Human Services and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. On August 29, 2023, the government selected Eliquis for this program. In its lawsuit, BMS argues that this program violates the Fifth Amendment, which requires the government to pay just compensation if it takes property for public use, by requiring pharmaceutical manufacturers to provide medicines to third parties at prices set by the government that necessarily fall below fair market value. BMS also argues that this program violates the First Amendment right to free speech by requiring manufacturers to state that they agree that the price set by the government is the medicine's "maximum fair price" as determined by negotiation, even though there is no true negotiation. On August 16, 2023, BMS filed a motion for summary judgment. On October 16, 2023, the government filed an opposition to BMS’s motion for summary judgment and a cross-motion for summary judgment.

Thalomid and Revlimid Litigations
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, sought injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In March 2020, Celgene reached a settlement with the class plaintiffs. In October 2020, the Court entered a final order approving the settlement and dismissed the matter. That settlement did not resolve certain claims of certain entities that opted out of the settlement, and who have since filed new suits advancing related theories. As described below, certain other consolidated or coordinated suits described below, are pending.

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

United HealthCare Services, Inc. ("UHS"), Blue Cross Blue Shield Association ("BCBSM"), BCBSM Inc., Health Care Service Corporation ("HCSC"), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation ("Cigna"), Molina Healthcare, Inc. ("Molina") and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, "MSP")) filed lawsuits between 2020 and 2022 making largely the same claims and allegations as were made in the now-settled class action litigation and in the Humana opt-out action. The UHS and MSP matters include additional claims related to copay assistance for Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey. BCBSM has voluntarily dismissed its claims. Celgene and BMS's motion to dismiss the Humana amended complaint applies to these other actions as well, and these other actions will proceed as described above with respect to that Humana opt-out action. No trial dates have been scheduled.

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

In November 2022, certain specialty pharmacies filed an action as direct purchasers against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The action makes largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now settled class action litigation, and seek injunctive relief and damages under the Sherman Antitrust Act. Also in November 2022, a putative class of end-payor plaintiffs filed an action against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The class complaint brings claims based on Celgene's allegedly anticompetitive settlements of Revlimid patent litigation, seeking damages under state antitrust and consumer protection laws and injunctive relief under federal antitrust law. Celgene, BMS and the generic defendants have filed consolidated motions to dismiss these two actions. The motions were fully briefed in May 2023 and administratively terminated in November 2023 pending a ruling on Celgene and BMS's motion to dismiss the Humana amended complaint. No trial dates have been scheduled.

In October and November 2023, three healthcare systems—the Mayo Clinic, LifePoint Corporate Services, G.P. and Intermountain Health, Inc.—filed two new lawsuits against Celgene, BMS and certain generic manufacturers making largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now-settled class action litigation, and seeking injunctive relief and damages under the Sherman Antitrust Act and parallel state laws. Those actions are pending in the U.S. District Court for the District of New Jersey. No trial dates have been scheduled.

MSK Contract Litigation
On April 1, 2022, Memorial Sloan Kettering Cancer Center and Eureka Therapeutics, Inc. (collectively, "Plaintiffs") filed a complaint against BMS, Celgene and Juno (collectively, "Defendants"). In June 2022, Plaintiffs filed an amended complaint. Plaintiffs allege that Defendants breached a license agreement by allegedly failing to use commercially reasonable efforts to develop, manufacture, and commercialize a certain chimeric antigen receptor product and by failing to pay Plaintiffs a running royalty of at least 1.5% of worldwide sales of Abecma allegedly owed to Plaintiffs under the license agreement. Defendants disagree with plaintiffs' claims, and filed a motion to dismiss the amended complaint in July 2022. On January 24, 2024, the Court granted Defendants’ motion to dismiss as to BMS and Celgene, removing them from the case. The case against Juno will continue. No trial date has been scheduled.

Pomalyst Antitrust Class Action
In September 2023, certain health plan entities filed an action on behalf of a putative class of end-payor plaintiffs against Celgene, BMS, and certain generic pharmaceutical manufacturers in the U.S. District Court for the Southern District of New York. The class complaint asserts claims under federal antitrust law and state antitrust, consumer protection, and unjust enrichment laws based on allegations that Celgene and BMS engaged in anticompetitive conduct related to pomalidomide in the U.S., including by allegedly engaging in fraud before the USPTO in the acquisition of patents related to the use of pomalidomide, by filing alleged sham patent litigations against generic pharmaceutical companies seeking to market generic pomalidomide, and by entering into allegedly unlawful patent litigation settlements with certain generic pharmaceutical companies seeking to market generic pomalidomide. In December 2023, the plaintiffs filed an amended complaint that added one individual Pomalyst patient as a plaintiff, removed the generic manufacturer defendants, and added two individuals as defendants. No trial date has been scheduled.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $80 million as of December 31, 2023, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to GTN U.S. rebate accruals included the following, among others:

◦We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate GTN U.S. rebate accruals.

◦We tested the effectiveness of internal controls over the review of the Company’s estimation model, including underlying assumptions and key inputs into the Company’s process to calculate GTN U.S. rebate accruals.

◦We tested the mathematical accuracy of GTN U.S. rebate accruals.

◦We tested significant assumptions and key inputs used to calculate GTN U.S. rebate accruals.

◦We evaluated the Company’s ability to estimate GTN U.S. rebate accruals accurately by comparing actual amounts incurred for GTN U.S. rebate accruals to historical estimates.

◦We tested the overall reasonableness of the GTN U.S. rebate accruals recorded at period end by developing an expectation for comparison to actual recorded balances.

◦We involved audit professionals with industry and quantitative analytics experience to assist us in performing our auditing procedures.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to unrecognized tax benefit liabilities related to U.S. transfer pricing included the following, among others:

◦We evaluated the appropriateness and consistency of the Company’s methods and assumptions used in the identification, recognition, measurement, and disclosure of unrecognized tax benefit liabilities.

◦We tested the effectiveness of internal controls over the review of the underlying assumptions and key inputs into the Company’s process to calculate unrecognized tax benefit liabilities.

◦We obtained an understanding of the Company’s related party transactions and transfer pricing policies.

◦We tested the mathematical accuracy of the unrecognized tax benefit liabilities.

◦We tested the completeness of unrecognized tax benefit liabilities.

◦We tested the reasonableness of the underlying tax positions and amounts accrued for a selection of unrecognized tax benefit liabilities by reviewing the Company’s evaluation of the relevant facts and tax law associated with the tax position, and testing the significant assumptions and inputs used to calculate the unrecognized tax benefit liabilities by reference to third party data, information produced by the entity, our understanding of transfer pricing principles and tax laws, and inquires of management.

◦We evaluated whether the Company had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the unrecognized tax benefit liabilities.

◦We involved income tax specialists and audit professionals with industry experience to assist us in performing our auditing procedures.

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey
February 12, 2024

We have served as the Company's auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this 2023 Form 10-K. Based on this evaluation, management has concluded that as of December 31, 2023, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2023 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2023 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2023 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
During the fourth quarter of 2023, no director or officer of the Company adopted or terminated an active "Rule 10b5-1 trading
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.

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

February 12, 2024

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a)Reference is made to our 2024 Proxy Statement section "Who We Are: 2024 Director Nominees" with respect to information relating to our Directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)The information required by Item 10 with respect to our Executive Officers has been included in Part IA of this 2023 Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(c)Reference is made to our 2024 Proxy Statement section “How We Govern and Are Governed – Codes of Conduct” with respect to our code of ethics, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(d)Reference is made to our 2024 Proxy Statement section “How We Are Selected and Elected – Director Succession Planning and Identification of Board Candidates – Shareholder Nominations for Director” with respect to procedures by which shareholders can recommend nominees to our board of directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(e)Reference is made to our 2024 Proxy Statement section “How We Are Organized – Committees of Our Board” with respect to our audit committee, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.
(a)Reference is made to our 2024 Proxy Statement section “Executive Compensation,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 11, except that the information under “Executive Compensation – Pay Versus Performance” will not be deemed to be incorporated by reference herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
(a)Reference is made to our 2024 Proxy Statement “Voting Securities and Principal Holders – Common Stock Ownership by Directors and Executive Officers” with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

(b)Reference is made to our 2024 Proxy Statement section “Items To Be Voted Upon – Equity Compensation Plan Information” with respect to the securities authorized for issuance under equity compensation plans, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
(a)Reference is made to our 2024 Proxy Statement section “How We Govern and Are Governed – Related Party Transactions” with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

(b)Reference is made to our 2024 Proxy Statement section “How We Are Selected and Elected – Director Independence” with respect to director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Reference is made to our 2024 Proxy Statement sections “Items To Be Voted Upon – Audit and Non-Audit Fees” and “Items To Be Voted Upon – Pre-Approval Policy for Services Provided by our Independent Registered Public Accounting Firm” with respect to the aggregate fees billed to us and services provided by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), which are incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
		Page Number
1	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive Income	71
	Consolidated Balance Sheets	72
	Consolidated Statements of Cash Flows	73
	Notes to Consolidated Financial Statements	74
	Report of Independent Registered Public Accounting Firm	120

2.	Financial Statement Schedules

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2023 Form 10-K.

(b)	Exhibits Required to be filed by Item 601 of Regulation S-K	130
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2023 Form 10-K.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ CHRISTOPHER BOERNER, Ph.D.
Christopher Boerner, Ph.D.
Chief Executive Officer

Date: February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER BOERNER, Ph.D.	Chief Executive Officer	February 13, 2024
(Christopher Boerner, Ph.D.)	(Principal Executive Officer)

/s/ DAVID V. ELKINS	Chief Financial Officer	February 13, 2024
(David V. Elkins)	(Principal Financial Officer)

/s/ SHARON GREENLEES	Senior Vice President and Corporate Controller	February 13, 2024
(Sharon Greenlees)	(Principal Accounting Officer)

/s/ GIOVANNI CAFORIO, M.D.	Executive Chairman of the Board	February 13, 2024
(Giovanni Caforio, M.D.)

/s/ PETER J. ARDUINI	Director	February 13, 2024
(Peter J. Arduini)

/s/ DEEPAK L. BHATT. M.D. MPH	Director	February 13, 2024
(Deepak L. Bhatt, M.D. MPH)
/s/ JULIA A. HALLER, M.D.	Director	February 13, 2024
(Julia A. Haller, M.D.)

/s/ MANUEL HIDALGO MEDINA, M.D., Ph.D.	Director	February 13, 2024
(Manuel Hidalgo Medina, M.D., Ph.D.)

/s/ PAULA A. PRICE	Director	February 13, 2024
(Paula A. Price)

/s/ DERICA W. RICE	Director	February 13, 2024
(Derica W. Rice)

/s/ THEODORE R. SAMUELS	Director	February 13, 2024
(Theodore R. Samuels)

/s/ GERALD L. STORCH	Director	February 13, 2024
(Gerald L. Storch)

/s/ KAREN H. VOUSDEN, Ph.D.	Director	February 13, 2024
(Karen H. Vousden, Ph.D.)

/s/ PHYLLIS R. YALE	Director	February 13, 2024
(Phyllis R. Yale)

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this 2023 Form 10-K, unless the context otherwise indicates. Throughout this 2023 Form 10-K, we have used terms which are defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023	MAA	Marketing Authorization Application
2021 Plan	2021 Stock Award and Incentive Plan	MCOs	Managed Care Organizations
2seventy bio	2seventy bio, Inc.	MDL	multi-district litigation
340B Program	340B Drug Pricing Program	MDS	myelodysplastic syndromes
AbbVie	AbbVie Inc.	MF	myelofibrosis
Agenus	Agenus Inc.	MPM	Malignant Pleural Mesothelioma
aGVHD	acute graft-versus-host disease	MSI-H	high microsatellite instability
Amgen	Amgen Inc.	Mead Johnson	Mead Johnson Nutrition Company
Amylin	Amylin Pharmaceuticals, Inc.	Merck	Merck & Co., Inc.
ANDA	abbreviated New Drug Application	Mirati	Mirati Therapeutics, Inc.
AstraZeneca	AstraZeneca PLC	MyoKardia	MyoKardia, Inc.
ASC	Accounting Standards Codification	NAV	net asset value
ASR	Accelerated Share Repurchase	NDA	New Drug Application
BCMA	B-cell maturation antigen	NKT	natural killer T
Biogen	Biogen, Inc.	Nimbus	Nimbus Therapeutics, LLC
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.	Novartis	Novartis Pharmaceutical Corporation
BLA	Biologics License Application	NSCLC	non-small cell lung cancer
BridgeBio	BridgeBio Pharma Inc.	NVAF	non-valvular atrial fibrillation
CAR-T	Chimeric Antigen Receptor T cells	OCE	Oncology Center of Excellence
Celgene	Celgene Corporation acquired by BMS on November 20, 2019	OECD	Organization for Economic Co-operation and Development
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OIG	Office of Inspector General of the U.S. Department of Health and Human Services
cGMP	current Good Manufacturing Practices	Orum	Orum Therapeutics
Cheplapharm	Cheplapharm Arzneimittel GmbH	OTC	over-the-counter
CHMP	Committee for Medicinal Products for Human Use	Ono	Ono Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CLL	Chronic lymphocytic leukemia	PBMs	Pharmacy Benefit Managers
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PBRGs	People and Business Resource Groups
CRC	colorectal cancer	PCAOB	Public Company Accounting Oversight Board
DMC	Data Monitoring Committee	PD-1	programmed death receptor-1
Dragonfly	Dragonfly Therapeutics, Inc.	PDMA	Prescription Drug Marketing Act
DSA	Distribution Services Agreement	PDUFA	Prescription Drug User Fee Act
EC	European Commission	Pfizer	Pfizer, Inc.
EGFR	estimated glomerular filtration rate	Prothena	Prothena Corporation
Eisai	Eisai Co., Ltd.	PhRMA Code	Pharmaceutical Research and Manufacturers of America’s Professional Practices Code
EMA	European Medicines Agency	PRP	potentially responsible party
EPO	European Patent Office	PsA	psoriatic arthritis
EPS	earnings per share	PTR	patent term restoration
ESA	erythoropoiesis-stimulating agent	R&D	research and development
Evotec	Evotec SE	RA	rheumatoid arthritis
EU	except as otherwise noted, EU refers to the countries that are members of the European Union plus the United Kingdom	RayzeBio	RayzeBio, Inc.
FASB	Financial Accounting Standards Board	RCC	renal cell carcinoma
FDA	U.S. Food and Drug Administration	RDP	Regulatory Data Protection
FL	follicular lymphoma	REMS	Risk Evaluation and Mitigation Strategy
GAAP	U.S. generally accepted accounting principles	ROS1	c-ros oncogene 1
Gilead	Gilead Sciences, Inc.	Roche	Roche Holding AG
GILTI	global intangible low taxed income	Sanofi	Sanofi S.A.
GlaxoSmithKline	GlaxoSmithKline PLC	sBLA	supplemental Biologics License Application
GTN	gross-to-net	SEC	U.S. Securities and Exchange Commission
Halozyme	Halozyme Therapeutics, Inc.	SLE	systemic lupus erythematosus
HCM	hypertrophic cardiomyopathy	SOFR	Secured Overnight Financing Rate
IMDC	International Metastatic Renal Cell Carcinoma Database Consortium	SPC	Supplementary Protection Certificate
Immatics	Immatics N.V.	Takeda	Takeda Pharmaceutical Company Limited
IO	immuno-oncology	TCJA	the Tax Cuts and Jobs Act of 2017
IPRD	in-process research and development	UC	ulcerative colitis
IRS	Internal Revenue Services	U.S.	United States
JIA	Juvenile Idiopathic Arthritis	UK	United Kingdom
Lilly	Eli Lilly and Company	VAT	value added tax
LOE	loss of exclusivity	WTO	World Trade Organization
Karuna	Karuna Therapeutics, Inc.

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

4a.
Description of Bristol-Myers Squibb Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4a to the Form 10-K for fiscal year ended December 31, 2022).
‡

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

4g.
Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).
‡

4h.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

4i.
Form of Fifth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).
‡

4j.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	‡

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

4m.
Seventh Supplemental Indenture, dated as of October 31, 2013, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).
‡

4n.	Form of 3.250% Notes Due 2023 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4o.	Form of 4.500% Notes Due 2044 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4p.
Eighth Supplemental Indenture, dated as of May 5, 2015, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 5, 2015).
‡

4q.	Form of €575,000,000 1.000% Notes Due 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 5, 2015).	‡

4r.	Form of €575,000,000 1.750% Notes Due 2035 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 5, 2015).	‡

4s.
Ninth Supplemental Indenture, dated as of February 27, 2017, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on February 27, 2017).
‡

4t.	Form of $750,000,000 3.250% Notes due 2027 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on February 27, 2017).	‡

4u.
Tenth Supplemental Indenture, dated as of May 16, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 16, 2019).
‡

4v.	Form of $3,250,000,000 2.900% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on May 16, 2019).	‡

4w.	Form of $2,250,000,000 3.200% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on May 16, 2019).	‡

4x.	Form of $4,000,000,000 3.400% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on May 16, 2019).	‡

4y.	Form of $2,000,000,000 4.125% Senior Notes due 2039 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on May 16, 2019).	‡

4z.	Form of $3,750,000,000 4.250% Senior Notes due 2049 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on May, 16, 2019).	‡

4aa.
Eleventh Supplemental Indenture, dated as of November 22, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 22, 2019).
‡

4bb.	Form of 3.625% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.11 to the Form 8-K dated and filed on November 22, 2019).	‡

4cc.	Form of 3.875% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.12 to the Form 8-K dated and filed on November 22, 2019).	‡

4dd.	Form of 3.450% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.13 to the Form 8-K dated and filed on November 22, 2019).	‡

4ee.	Form of 3.900% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.14 to the Form 8-K dated and filed on November 22, 2019).	‡

4ff.	Form of 5.700% Senior Notes due 2040 (incorporated herein by reference to Exhibit 4.15 to the Form 8-K dated and filed on November 22, 2019).	‡

4gg.	Form of 5.250% Senior Notes due 2043 (incorporated herein by reference to Exhibit 4.16 to the Form 8-K dated and filed on November 22, 2019).	‡

4hh.	Form of 4.625% Senior Notes due 2044 (incorporated herein by reference to Exhibit 4.17 to the Form 8-K dated and filed on November 22, 2019).	‡

4ii.	Form of 5.000% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.18 to the Form 8-K dated and filed on November 22, 2019).	‡

4jj.	Form of 4.350% Senior Notes due 2047 (incorporated herein by reference to Exhibit 4.19 to the Form 8-K dated and filed on November 22, 2019).	‡

4kk.	Form of 4.550% Senior Notes due 2048 (incorporated herein by reference to Exhibit 4.20 to the Form 8-K dated and filed on November 22, 2019).	‡

4ll.
Twelfth Supplemental Indenture, dated as of November 13, 2020, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2020).
‡

4mm.	Form of $1,000,000,000 0.750% Notes due 2025 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 13, 2020).	‡

4nn.	Form of $1,000,000,000 1.125% Notes due 2027 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2020).	‡

4oo.	Form of $1,250,000,000 1.450% Notes due 2030 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2020).	‡

4pp.	Form of $750,000,000 2.350% Notes due 2040 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on November 13, 2020).	‡

4qq.	Form of $1,500,000,000 2.550% Notes due 2050 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on November 13, 2020).	‡

4rr.
Thirteenth Supplemental Indenture, dated as of March 2, 2022, by and between Bristol-Myers Squibb Company and the Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on March 2, 2022).
‡

4ss.	Form of $1,750,000,000 2.950% Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on March 2, 2022).	‡

4tt.	Form of $1,250,000,000 3.550% Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on March 2, 2022).	‡

4uu.	Form of $2,000,000,000 3.700% Notes due 2052 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on March 2, 2022).	‡

4vv.	Form of $1,000,000,000 3.900% Notes due 2062 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on March 2, 2022).	‡

4ww.
Fourteenth Supplemental Indenture, dated as of November 13, 2023, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2023).
‡

4xx.	Form of $1,000,000,000 5.750% Notes due 2031 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 13, 2023).	‡

4yy.	Form of $1,000,000,000 5.900% Notes due 2033 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 13, 2023).	‡

4zz.	Form of $1,250,000,000 6.250% Notes due 2053 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2023).	‡

4aaa.	Form of $1,250,000,000 6.400% Notes due 2063 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2023).	‡

4bbb.
Assignment, Assumption, and Amendment Agreement, dated as of November 20, 2019, among Bristol-Myers Squibb Company, Celgene Corporation, American Stock Transfer & Trust Company, LLC and Equiniti Trust Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 20, 2019).
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
‡

‡‡10g.
Form of 2022-2024 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2021)
‡

‡‡10h.
Form of 2023-2025 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2022)
‡

‡‡10i.	Form of 2024-2026 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (filed herewith).	E-10-1

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

‡‡10v.
Form of Restricted Stock Units Agreement with five year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2022).
‡

‡‡10w.
Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2022).
‡

‡‡10x.
Form of Restricted Stock Units Agreement with three year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2022).
‡

‡‡10y.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10y to the Form 10-K for the fiscal year ended December 31, 2022).
‡

‡‡10z.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2022).
‡

‡‡10aa.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2022).	‡

‡‡10bb.	Form of Restricted Stock Units Agreement with five year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-2

‡‡10cc.	Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-3

‡‡10dd.	Form of Restricted Stock Units Agreement with three year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10ee.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-5

‡‡10ff.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-6

‡‡10gg.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-7

‡‡10hh.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	‡

‡‡10ii.	Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	‡

‡‡10jj.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10kk.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).
‡

‡‡10ll.
Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, effective as of January 1, 2012 and as amended and restated effective as of August 2, 2019 (incorporated herein by reference to Exhibit 10tt to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10mm.
Bristol-Myers Squibb Company Benefit Equalization Plan – Savings and Investment Program, effective as of January 1, 2012 and as amended and restated effective as of January 1, 2020 (incorporated herein by reference to Exhibit 10uu to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10nn.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	‡

‡‡10oo.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended and restated effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10ww to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10pp.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2016 (incorporated by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10qq.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	‡

‡‡10rr.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated June 13, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for quarterly period ended September 30, 2019).
‡

‡‡10ss.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).	‡

‡‡10tt.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	‡

‡‡10uu.	Bristol-Myers Squibb Company 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10vv.	Bristol-Myers Squibb Company 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10ww.	Bristol-Myers Squibb Company 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit B to Bristol Myers-Squibb Company’s Definitive Proxy Statement filed on March 25, 2021)	‡

‡‡10xx.
Letter Agreement between Bristol-Myers Squibb Company and Mr. David Elkins, dated as of May 30, 2019 (incorporated herein by reference to Exhibit 10iii to the Form 10-K for the fiscal year ended December 31, 2019).
‡

19.	Standard Operating Procedure BMS-SOP-5k: Securities Trading (filed herewith)	E-19-1
21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

97.	Policies and Procedures for the Recoupment of Compensation for Accounting Restatement effective December 1, 2023 (filed herewith).	E-97
Compensation for Accounting Restatement
101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2023, 2022 and 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive (loss)/income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this 2023 Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Cabometyx is a trademark of Exelixis, Inc.; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Otezla is a trademark of Amgen Inc.; Plavix is a trademark of Sanofi; and Tecentriq is a trademark of Genentech, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.