Form 10-Q
period 2024-03-31
BRISTOL MYERS SQUIBB CO
filed 2024-04-25
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
At April 18, 2024, there were 2,027,100,096 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2024

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive (Loss)/Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	52

Item 4.
Controls and Procedures	52

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	52

Item 1A.
Risk Factors	52

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 5.
Other Information	53

Item 6.
Exhibits	54

Summary of Abbreviated Terms	55
Signatures	56
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2024	2023
Net product sales	$11,559	$11,048
Alliance and other revenues	306	289
Total Revenues	11,865	11,337

Cost of products sold(a)	2,932	2,566
Marketing, selling and administrative	2,367	1,762
Research and development	2,695	2,321
Acquired IPRD	12,949	75
Amortization of acquired intangible assets	2,357	2,256
Other (income)/expense, net	81	(413)
Total Expenses	23,381	8,567

(Loss)/Earnings before income taxes	(11,516)	2,770
Income tax provision	392	503
Net (loss)/earnings	(11,908)	2,267
Noncontrolling interest	3	5
Net (loss)/earnings attributable to BMS	$(11,911)	$2,262

(Loss)/Earnings per common share:
Basic	$(5.89)	$1.08
Diluted	(5.89)	1.07
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE (LOSS)/INCOME	2024	2023
Net (loss)/earnings	$(11,908)	$2,267
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	191	(124)
Pension and postretirement benefits	13	—
Marketable debt securities	(2)	—
Foreign currency translation	(56)	37
Total Other comprehensive income/(loss)	146	(87)

Comprehensive (loss)/income	(11,762)	2,180
Comprehensive income attributable to noncontrolling interest	3	5
Comprehensive (loss)/income attributable to BMS	$(11,765)	$2,175
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$9,330	$11,464
Marketable debt securities	340	816
Receivables	10,447	10,921
Inventories	2,985	2,662
Other current assets	5,567	5,907
Total Current assets	28,669	31,770
Property, plant and equipment	6,750	6,646
Goodwill	21,738	21,169
Other intangible assets	32,760	27,072
Deferred income taxes	2,723	2,768
Marketable debt securities	367	364
Other non-current assets	6,024	5,370
Total Assets	$99,031	$95,159

LIABILITIES
Current liabilities:
Short-term debt obligations	$6,190	$3,119
Accounts payable	3,539	3,259
Other current liabilities	16,093	15,884
Total Current liabilities	25,822	22,262
Deferred income taxes	442	338
Long-term debt	49,487	36,653
Other non-current liabilities	6,732	6,421
Total Liabilities	82,483	65,674

Commitments and Contingencies

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	45,655	45,684
Accumulated other comprehensive loss	(1,400)	(1,546)
Retained earnings	15,640	28,766
Less cost of treasury stock	(43,697)	(43,766)
Total BMS Shareholders’ equity	16,490	29,430
Noncontrolling interest	58	55
Total Equity	16,548	29,485
Total Liabilities and Equity	$99,031	$95,159
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)/earnings	$(11,908)	$2,267
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	2,532	2,429
Deferred income taxes	(711)	(548)
Stock-based compensation	133	122
Impairment charges	1	20
Divestiture gains and royalties	(280)	(194)
Acquired IPRD	12,949	75
Equity investment (gains)/losses	(102)	155
Other adjustments	22	4
Changes in operating assets and liabilities:
Receivables	479	(175)
Inventories	(218)	(282)
Accounts payable	300	187
Rebates and discounts	(665)	(910)
Income taxes payable	910	884
Other	(608)	(1,064)
Net cash provided by operating activities	2,834	2,970
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	747	57
Purchase of marketable debt securities	(274)	(200)
Proceeds from sales of equity investments	5	62
Capital expenditures	(284)	(278)
Divestiture and other proceeds	241	227
Acquisition and other payments, net of cash acquired	(20,053)	(78)
Net cash used in investing activities	(19,618)	(210)
Cash Flows From Financing Activities:
Short-term debt obligations, net	3,070	128
Issuance of long-term debt	12,883	—
Repayment of long-term debt	—	(1,640)
Repurchase of common stock	—	(250)
Dividends	(1,212)	(1,196)
Stock option proceeds and other, net	(97)	(92)
Net cash provided by/(used in) financing activities	14,644	(3,050)
Effect of exchange rates on cash, cash equivalents and restricted cash	(45)	13
Decrease in cash, cash equivalents and restricted cash	(2,185)	(277)
Cash, cash equivalents and restricted cash at beginning of period	11,519	9,325
Cash, cash equivalents and restricted cash at end of period	$9,334	$9,048
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2024 and December 31, 2023 and the results of operations and cash flows for the three months ended March 31, 2024 and 2023. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 included in the 2023 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Net product sales	$11,559	$11,048
Alliance revenues	134	144
Other revenues	172	145
Total Revenues	$11,865	$11,337

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Gross product sales	$19,295	$17,288
GTN adjustments(a)
Charge-backs and cash discounts	(2,556)	(2,091)
Medicaid and Medicare rebates	(3,084)	(2,482)
Other rebates, returns, discounts and adjustments	(2,096)	(1,667)
Total GTN adjustments(b)	(7,736)	(6,240)
Net product sales	$11,559	$11,048
(a)    Includes reductions to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $80 million and $87 million for the three months ended March 31, 2024 and 2023, respectively.
(b)    Includes U.S. GTN adjustments of $6.9 billion and $5.5 billion for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Growth Portfolio
Opdivo	$2,078	$2,202
Orencia	798	764
Yervoy	583	508
Reblozyl	354	206
Opdualag	206	117
Abecma	82	147
Zeposia	110	78
Breyanzi	107	71
Camzyos	84	29
Sotyktu	44	16
Augtyro	6	—
Krazati	21	—
Other Growth products(a)	319	280
Total Growth Portfolio	4,792	4,418
Legacy Portfolio
Eliquis	3,720	3,423
Revlimid	1,669	1,750
Pomalyst/Imnovid	865	832
Sprycel	374	429
Abraxane	217	239
Other Legacy products(b)	228	246
Total Legacy Portfolio	7,073	6,919
Total Revenues	$11,865	$11,337

United States	8,476	7,952
International	3,190	3,230
Other(c)	199	155
Total Revenues	$11,865	$11,337
(a)    Includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)    Other revenues include alliance-related revenues for products not sold by BMS's regional commercial organizations.

Beginning in 2024, Puerto Rico revenues are included in International revenues. Prior period amounts have been reclassified to conform to the current presentation.

Revenue recognized from performance obligations satisfied in prior periods was $182 million and $166 million for the three months ended March 31, 2024 and 2023, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended March 31,
Dollars in millions	2024	2023
Revenues from alliances
Net product sales	$3,762	$3,532
Alliance revenues	134	144
Total alliance revenues	$3,896	$3,676

To/(from) alliance partners
Cost of products sold	$1,825	$1,706
Marketing, selling and administrative	(79)	(74)
Research and development	54	44
Acquired IPRD	800	—
Other (income)/expense, net	(12)	(12)

Dollars in millions	March 31, 2024	December 31, 2023
Selected alliance balance sheet information
Receivables – from alliance partners	$188	$233
Accounts payable – to alliance partners	1,795	1,394
Deferred income – from alliances(a)	263	274
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2023 Form 10-K. Significant developments and updates related to alliances during the three months ended March 31, 2024 and 2023 are set forth below.

SystImmune

BMS and SystImmune, Inc. (SystImmune) are parties to a global strategic collaboration for the co-development and co-commercialization of BL-B01D1, a bispecific topoisomerase inhibitor-based anti-body drug conjugate currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC. BMS paid an upfront fee of $800 million which was included in Acquired IPRD during the three months ended March 31, 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones.

The parties will jointly develop and commercialize BL-B01D1 in the U.S. and share in the profits and losses. SystImmune will be responsible for the development, commercialization, and manufacturing in Mainland China and will be responsible for manufacturing certain drug supplies for outside of Mainland China, where BMS will receive a royalty on net sales. BMS will be responsible for the development and commercialization in the rest of the world, where SystImmune will receive a royalty on net sales.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Asset Acquisition

Karuna

On March 18, 2024, BMS acquired Karuna, a clinical-stage biopharmaceutical company driven to discover, develop, and deliver transformative medicines for people living with psychiatric and neurological conditions. The acquisition provided BMS with rights to Karuna's lead asset, KarXT (xanomeline-trospium). KarXT is an antipsychotic with a novel mechanism of action and differentiated efficacy and safety, and it is currently under review by the FDA for the treatment of schizophrenia in adults with a PDUFA date of September 26, 2024. KarXT is also in registrational trials for both adjunctive therapy to existing standard of care agents in schizophrenia and the treatment of psychosis in patients with Alzheimer’s disease.

BMS acquired all of the issued and outstanding shares of Karuna's common stock for $330.00 per share in an all-cash transaction for total consideration of $14.0 billion, or $12.9 billion net of cash acquired. The acquisition was funded primarily with debt proceeds (see "—Note 10. Financing Arrangements" for further detail). The transaction was accounted for as an asset acquisition since KarXT represented substantially all of the fair value of the gross assets acquired. As a result, $12.1 billion was expensed to Acquired IPRD during the three months ended March 31, 2024. Total consideration also included $1.1 billion of vested equity awards and $289 million of unvested equity awards that were paid during the second quarter of 2024.

The following summarizes the total consideration transferred and allocation of consideration transferred to the assets acquired, liabilities assumed and Acquired IPRD expense:

Dollars in millions
Cash consideration for outstanding shares	$12,606
Cash consideration for equity awards	1,421
Consideration to be paid	14,027
Less: Charge for unvested stock awards(a)	(289)
Transaction costs	55
Total consideration allocated	$13,793

Cash and cash equivalents	$1,167
Other assets	67
Intangible assets	100
Deferred income tax asset	542
Deferred income tax liability	(25)
Other liabilities	(180)
Total identifiable assets acquired, net	1,671
Acquired IPRD expense	12,122
Total consideration allocated	$13,793
(a)        Includes cash-settled unvested equity awards of $130 million expensed to Marketing, selling and administrative and $159 million expensed in Research and development during the three months ended March 31, 2024.

Business Combinations

RayzeBio

On February 26, 2024, BMS acquired RayzeBio, a clinical-stage radiopharmaceutical therapeutics (RPT) company with actinium-based RPTs for solid tumors. The acquisition provided BMS with rights to RayzeBio’s actinium-based radiopharmaceutical platform and lead asset, RYZ101, which is in Phase III development for treatment of gastroenteropancreatic neuroendocrine tumors.

BMS acquired all of the issued and outstanding shares of RayzeBio's common stock for $62.50 per share in an all-cash transaction for total consideration of $4.1 billion, or $3.6 billion net of cash acquired. The acquisition was funded through a combination of cash on hand and debt proceeds (see "—Note 10. Financing Arrangements" for further detail).

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets and income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Total consideration for the acquisition consisted of the following:

Dollars in millions
Cash consideration for outstanding shares	$3,851
Cash consideration for equity awards	296
Consideration paid	4,147
Less: Unvested stock awards(a)	(274)
Total consideration allocated	$3,873
(a)    Includes cash settlement for unvested equity awards of $159 million expensed in Marketing, selling and administrative and $115 million expensed in Research and development during the three months ended March 31, 2024.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the acquisition date based upon their respective preliminary fair values summarized below:

Dollars in millions	Preliminary Purchase Price Allocation
Cash and cash equivalents	$501
Other assets	70
Intangible assets	3,700
Deferred income tax asset	81
Deferred income tax liability	(798)
Other liabilities	(109)
Identifiable net assets acquired	$3,445
Goodwill	428
Total consideration allocated	$3,873

Intangible assets included $1.7 billion of indefinite-lived IPRD and $2.0 billion of R&D technology. The estimated fair values for the indefinite-lived IPRD asset and the R&D technology were determined using an income approach valuation method. Goodwill resulted primarily from the recognition of deferred tax liabilities and is not deductible for tax purposes.

Mirati

On January 23, 2024, BMS acquired Mirati, a commercial stage targeted oncology company, obtaining the rights to commercialize lung cancer medicine Krazati, and several clinical assets, including MRTX1719. Krazati is an inhibitor of the KRASG12C mutation approved by the FDA as a second-line treatment for patients with NSCLC and is in clinical development in combination with a PD-1 inhibitor as a first-line therapy for patients with NSCLC and other indications. MRTX1719 is a potential first-in-class MTA-cooperative PRMT5 inhibitor in Phase I development. BMS obtained access to several other clinical and pre-clinical stage assets, including additional KRAS inhibitors and enabling programs.

BMS acquired all of the issued and outstanding shares of Mirati's common stock for $58.00 per share in an all-cash transaction for total consideration of $4.8 billion, or $4.1 billion net of cash acquired. Mirati stockholders also received one non-tradeable contingent value right (CVR) for each share of Mirati common stock held, potentially worth $12.00 per share in cash for a total value of approximately $1.0 billion. The payout of the contingent value right is subject to the FDA acceptance of an NDA for MRTX1719 for the treatment of specific indications within seven years of the closing of the transaction. The acquisition was funded through a combination of cash on hand and debt proceeds (see "—Note 10. Financing Arrangements" for further detail).

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets and income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Total consideration for the acquisition consisted of the following:

Dollars in millions
Cash consideration for outstanding shares	$4,596
Cash consideration for equity awards	205
Consideration paid	4,801
Plus: Fair value of CVRs	248
Less: unvested stock awards(a)	(114)
Total consideration allocated	$4,935
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Marketing, selling and administrative and $54 million expensed in Research and development during the three months ended March 31, 2024.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the acquisition date based upon their respective preliminary fair values summarized below:

Dollars in millions	Preliminary purchase price allocation
Cash and cash equivalents	$748
Inventories	215
Other assets	159
Intangible assets	4,225
Deferred income tax assets	734
Deferred income tax liabilities	(1,094)
Other liabilities	(204)
Identifiable net assets acquired	$4,783
Goodwill	152
Total consideration allocated	$4,935

Inventories includes a fair value adjustment of $148 million. Intangible assets included $640 million of definite-lived Acquired marketed product rights (Krazati) and $3.5 billion of indefinite-lived IPRD assets. The estimated fair value of both definite-lived Acquired marketed product rights and indefinite-lived IPRD assets was determined using an income approach valuation method. Goodwill resulted primarily from the recognition of deferred tax liabilities and is not deductible for tax purposes.

The results of operations and cash flows for Karuna, RayzeBio and Mirati were included in the consolidated financial statements commencing on their respective acquisition dates and were not material. Historical financial results of the acquired entities were not significant.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended March 31,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2024	2023	2024	2023	2024	2023
Diabetes business - royalties	$231	$216	$—	$—	$(271)	$(188)
Mature products and other	—	4	—	—	—	—
Total	$231	$220	—	$—	$(271)	(188)

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in millions	2024	2023
Keytruda* royalties	$(133)	$(279)
Tecentriq* royalties	(12)	(30)
Contingent milestone income	—	(31)
Amortization of deferred income	(12)	(12)
Other royalties and licensing income	(4)	(11)
Total	$(161)	$(363)

Keytruda* Patent License Agreement

BMS and Ono are parties to a global patent license agreement with Merck related to Merck's PD-1 antibody Keytruda*. Under the agreement, Merck paid ongoing royalties on global sales of Keytruda* of 6.5% through December 31, 2023 and is obligated to pay 2.5% from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively, after adjusting for each party's legal fees.

Other

Nimbus Change of Control Income

BMS and Nimbus Therapeutics ("Nimbus") are parties to a settlement resolving all legal claims and business interests pertaining to Nimbus' TYK2 inhibitor, which also provides for BMS to receive additional amounts for contingent development, regulatory approval and sales-based milestones and 10% of any change in control proceeds received by Nimbus related to its TYK2 inhibitor. In February 2023, Takeda acquired 100% ownership of Nimbus' TYK2 inhibitor for approximately $4.0 billion in upfront proceeds plus contingent sales-based milestones aggregating up to $2.0 billion. As a result, $400 million of income related to the change of control provision was included in Other (income)/expense during the three months ended March 31, 2023.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended March 31,
Dollars in millions	2024	2023
Interest expense (Note 10)	$425	$288
Royalty and licensing income (Note 4)	(161)	(363)
Royalty income - divestiture (Note 4)	(271)	(188)
Investment income	(183)	(102)
Litigation and other settlements (Note 4)	2	(325)
Provision for restructuring (Note 6)	220	67
Integration expenses (Note 6)	71	67
Equity investment (gain)/losses (Note 9)	(102)	155
Acquisition expense (Note 4)	49	—
Other	31	(12)
Other (income)/expense, net	$81	$(413)

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery (ii) enhancing our commercial operating model, and (iii) establishing a more responsive manufacturing network and expanding our cell therapy manufacturing capabilities. Consistent with our prioritization and efficiency goals communicated earlier this year, BMS continues to execute on strategic productivity initiatives through portfolio prioritization and management of our operating costs. Total expected restructuring costs under the 2023 Restructuring Plan to be incurred through 2026 are approximately $1.5 billion. These costs consist primarily of employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisitions of Celgene (2019), Turning Point (2022), Mirati (2024), RayzeBio (2024) and Karuna (2024). The remaining charges of approximately $500 million consist primarily of employee termination costs, IT system integration costs and to a lesser extent site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended March 31,
Dollars in millions	2024	2023
2023 Restructuring Plan	$68	$61
Celgene and Other Acquisition Plans	244	74
Total charges	$312	$135

Employee termination costs	$217	$65
Other termination costs	3	2
Provision for restructuring	220	67
Integration expenses	71	67
Accelerated depreciation	14	1
Asset impairments	2	—
Other shutdown costs	5	—
Total charges	$312	$135

Cost of products sold	$14	$1
Marketing, selling and administrative	6	—
Research and development	1	—
Other (income)/expense, net	291	134
Total charges	$312	$135

The following summarizes the charges and spending related to restructuring plan activities:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Beginning balance	$188	$47
Provision for restructuring	220	67
Foreign currency translation and other	(2)	2
Payments	(97)	(17)
Ending balance	$309	$99

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in millions	2024	2023
(Loss)/Earnings before income taxes	$(11,516)	$2,770
Income tax provision	392	503
Effective tax rate	(3.4)%	18.2%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The income tax provision of $392 million during the three months ended March 31, 2024 on a pretax loss of $11.5 billion resulted in an effective tax rate of (3.4)%, which included the impact of a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the tax legislation code. Income tax payments were $187 million and $149 million for the three months ended March 31, 2024 and 2023, respectively.

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

It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2024 could decrease in the range of approximately $700 million to $740 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. (LOSS)/EARNINGS PER SHARE

	Three Months Ended March 31,
Dollars in millions, except per share data	2024	2023
Net (loss)/earnings attributable to BMS	$(11,911)	$2,262

Weighted-average common shares outstanding – basic	2,023	2,099
Incremental shares attributable to share-based compensation plans	—	14
Weighted-average common shares outstanding – diluted	2,023	2,113

(Loss)/Earnings per common share
Basic	$(5.89)	$1.08
Diluted	(5.89)	1.07

The total number of potential shares of common stock excluded from the diluted (loss)/earnings per common share computation because of the antidilutive impact was 46 million for the three months ended March 31, 2024 and not material for the three months ended March 31, 2023.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2024			December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$6,146	$—	$—	$8,489	$—
Marketable debt securities
Certificates of deposit	—	203	—	—	609	—
Commercial paper	—	15	—	—	92	—
Corporate debt securities	—	485	—	—	460	—
U.S. Treasury securities	—	4	—	—	19	—
Derivative assets	—	335	—	—	219	—
Equity investments	331	231	—	318	141	—
Derivative liabilities	—	126	—	—	160	—
Contingent consideration liability
Contingent value rights(a)	2	—	248	4	—	—
Other acquisition related contingent consideration	$—	$—	$—	$—	$—	$8
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in —Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2023 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were $123 million as of March 31, 2024 and $44 million as of December 31, 2023.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of March 31, 2024, and four years as of December 31, 2023.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	March 31, 2024	December 31, 2023
Equity investments with readily determinable fair values	$562	$459
Equity investments without readily determinable fair values	713	698
Limited partnerships and other equity method investments	584	542
Total equity investments	$1,859	$1,699

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in millions	2024	2023
Equity investments with readily determinable fair values
Net (gain)/loss recognized	$(86)	$141
Less: net (gain)/loss recognized on investments sold	2	(1)
Net unrealized (gain)/loss recognized on investments still held	(88)	140

Equity investments without readily determinable fair values
Upward adjustments	(10)	(5)
Impairments and downward adjustments	25	—
Equity in net (income)/loss of affiliates	(31)	20

Total equity investment (gains)/losses	$(102)	$155

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without readily determinable fair values still held as of March 31, 2024 were $197 million and $90 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of March 31, 2024, assuming market rates remain constant through contract maturities, we expect to reclassify pre-tax gains of $55 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.2 billion for the euro contracts and $1.1 billion for Japanese yen contracts as of March 31, 2024.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of March 31, 2024.

In January 2024, we entered into forward interest rate contracts of a total notional value of $5.0 billion to hedge future interest rate risk associated with the unsecured senior notes issued in February 2024. The forward interest rate contracts were designated as cash flow hedges and terminated upon the issuance of the unsecured senior notes. The $131 million gain on the transaction was included in Other Comprehensive (Loss)/Income and will be amortized as a reduction to interest expense over the term of the related debt. Amounts expected to be recognized during the subsequent 12 months on forward interest rate contracts are not material.

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

Net Investment Hedges

Cross-currency swap contracts and foreign currency forward contracts of $1.6 billion as of March 31, 2024 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap and foreign currency forward contracts was primarily attributed to the Japanese yen of $660 million and euro of $786 million as of March 31, 2024.

During the three months ended March 31, 2023, the Company de-designated its remaining net investment hedge in debt denominated in euros of €375 million. The related net investment hedge was entered into to hedge euro currency exposures of the net investment in certain foreign affiliates and was recognized in Long-term debt. The effective portion of foreign exchange gain or loss on the remeasurement of debt denominated in euros was included in the foreign currency translation component of AOCL with the related offset in Long-term debt.

During the three months ended March 31, 2024, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	March 31, 2024				December 31, 2023
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,613	$169	$840	$(16)	$4,772	$130	$1,971	$(66)
Cross-currency swap contracts	583	37	627	(3)	1,210	50	—	—
Designated as net investment hedges
Foreign currency exchange contracts	749	18	26	—	—	—	215	(8)
Cross-currency swap contracts	396	9	438	(25)	—	—	747	(43)
Designated as fair value hedges
Interest rate swap contracts	500	—	3,755	(20)	2,500	3	1,755	(14)
Not designated as hedges
Foreign currency exchange contracts	2,837	92	2,486	(62)	906	20	1,250	(29)
Total return swap contracts (c)	$440	$10	$—	$—	$401	$16	$—	$—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(45)	$(13)	$(120)	$(16)
Cross-currency swap contracts	—	29	—	(23)
Interest rate swap contracts	—	3	—	(3)
Forward interest rate contracts	$—	$(1)	$—	$—
The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	$139	$(7)
Reclassified to Cost of products sold	(45)	(120)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	(16)	(6)
Reclassified to Other (income)/expense, net	31	(13)
Forward interest rate contract gain/(loss):
Recognized in Other comprehensive (loss)/income	131	—
Reclassified to Other (income)/expense, net	(1)	—
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	27	1
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	23	—
Non-derivatives designated as net investment hedges
Non-U.S. dollar borrowings gain/(loss):
Recognized in Other comprehensive (loss)/income	$—	$(10)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	March 31, 2024	December 31, 2023
Commercial paper borrowings	$2,991	$—
Non-U.S. short-term debt obligations	164	170
Current portion of Long-term debt	2,873	2,873
Other	162	76
Total	$6,190	$3,119
BMS may issue a maximum of $7.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance under its commercial paper program. The weighted-average effective borrowing rate on the outstanding commercial paper borrowings was 5.38% as of March 31, 2024. In April 2024, $2.7 billion of commercial paper borrowings were repaid.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	March 31, 2024	December 31, 2023
Principal value	$51,854	$38,886
Adjustments to principal value:
Fair value of interest rate swap contracts	(20)	(11)
Unamortized basis adjustment from swap terminations	79	82
Unamortized bond discounts and issuance costs	(412)	(303)
Unamortized purchase price adjustments of Celgene debt	859	872
Total	$52,360	$39,526

Current portion of Long-term debt	$2,873	$2,873
Long-term debt	49,487	36,653
Total	$52,360	$39,526

The fair value of Long-term debt was $49.2 billion as of March 31, 2024 and $36.7 billion as of December 31, 2023 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the three months ended March 31, 2024, BMS issued an aggregate principal amount of $13.0 billion of unsecured senior notes ("2024 Senior Unsecured Notes") with proceeds, net of discount and loan issuance costs, of $12.9 billion, consisting of:

Principal Amount (in millions)
Floating rate notes due 2026(a)	$500
4.950% Notes due 2026	1,000
4.900% Notes due 2027	1,000
4.900% Notes due 2029	1,750
5.100% Notes due 2031	1,250
5.200% Notes due 2034	2,500
5.500% Notes due 2044	500
5.550% Notes due 2054	2,750
5.650% Notes due 2064	1,750
Total	$13,000
(a)    As of March 31, 2024, floating rate equals SOFR+0.49%.

The Company used the net proceeds from this offering to partially fund the acquisitions of RayzeBio and Karuna (see "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information) and used the remaining net proceeds for general corporate purposes. In connection with the issuance of the 2024 Senior Unsecured Notes, the Company terminated the $10.0 billion 364-day senior unsecured delayed draw term loan facility, which was entered into in February 2024 to provide bridge financing for the RayzeBio and Karuna acquisitions.

During the three months ended March 31, 2023, $1.6 billion of debt matured and was repaid including $750 million of 2.750% Notes and $890 million of 3.250% Notes.

Interest payments were $308 million and $324 million for the three months ended March 31, 2024 and 2023, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of March 31, 2024, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2029, extendable annually by one year with the consent of the lenders and a $2.0 billion 364-day revolving credit facility. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of March 31, 2024 and December 31, 2023.

Note 11. RECEIVABLES

Dollars in millions	March 31, 2024	December 31, 2023
Trade receivables	$9,448	$9,551
Less: charge-backs and cash discounts	(598)	(646)
Less: allowance for expected credit loss	(24)	(23)
Net trade receivables	8,826	8,882
Alliance, royalties, VAT and other	1,621	2,039
Receivables	$10,447	$10,921

Non-U.S. receivables sold on a nonrecourse basis were $229 million and $239 million for the three months ended March 31, 2024 and 2023, respectively. Receivables from the three largest customers in the U.S. represented 72% of total trade receivables as of March 31, 2024 and December 31, 2023.

Note 12. INVENTORIES

Dollars in millions	March 31, 2024	December 31, 2023
Finished goods	$885	$663
Work in process	2,496	2,430
Raw and packaging materials	555	475
Total inventories	$3,936	$3,568

Inventories	$2,985	$2,662
Other non-current assets	951	906

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	March 31, 2024	December 31, 2023
Land	$162	$162
Buildings	6,546	6,495
Machinery, equipment and fixtures	3,772	3,717
Construction in progress	1,213	1,075
Gross property, plant and equipment	11,693	11,449
Less accumulated depreciation	(4,943)	(4,803)
Property, plant and equipment	$6,750	$6,646
Depreciation expense was $155 million and $146 million for the three months ended March 31, 2024 and 2023, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2023	$21,169
Acquisitions (Note 4)	580
Currency translation and other adjustments	(11)
Balance at March 31, 2024	$21,738

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	March 31, 2024			December 31, 2023
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology(a)	6 years	$1,980	$(28)	$1,952	$—	$—	$—
Acquired marketed product rights(a)	3 – 15 years	63,871	(42,514)	21,357	63,076	(40,184)	22,892
Capitalized software	3 – 10 years	1,545	(1,059)	486	1,497	(1,027)	470
IPRD(a)		8,965	—	8,965	3,710	—	3,710
Total		$76,361	$(43,601)	$32,760	$68,283	$(41,211)	$27,072
(a)    Includes assets acquired in connection with Mirati and RayzeBio acquisitions, as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements."

Amortization expense of Other intangible assets was $2.4 billion and $2.3 billion during the three months ended March 31, 2024 and 2023, respectively.

An IPRD impairment charge of $20 million was included in Research and development expenses during the three months ended March 31, 2023.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	March 31, 2024	December 31, 2023
Income taxes	$3,205	$3,927
Research and development	796	723
Contract assets	408	416
Restricted cash(a)	2	55
Other	1,156	786
Other current assets	$5,567	$5,907

Dollars in millions	March 31, 2024	December 31, 2023
Equity investments (Note 9)	$1,859	$1,699
Operating leases	1,436	1,390
Inventories	951	906
Pension and postretirement	290	284
Research and development	407	413
Restricted cash(a)	2	—
Receivables and convertible notes	659	436
Other	420	242
Other non-current assets	$6,024	$5,370
(a)    Cash is restricted when withdrawal or general use is contractually or legally restricted. As of March 31, 2023, restricted cash of $53 million was included in Cash, cash equivalents and restricted cash in the consolidated statement of cash flows.

Dollars in millions	March 31, 2024	December 31, 2023
Rebates and discounts	$6,967	$7,680
Income taxes	1,487	1,371
Karuna equity awards (Note 4)	1,426	—
Employee compensation and benefits	611	1,291
Research and development	1,256	1,257
Dividends	1,216	1,213
Interest	546	349
Royalties	371	465
Operating leases	169	162
Other	2,044	2,096
Other current liabilities	$16,093	$15,884

Dollars in millions	March 31, 2024	December 31, 2023
Income taxes	$3,360	$3,288
Pension and postretirement	477	480
Operating leases	1,563	1,530
Deferred income	282	300
Deferred compensation	468	427
Contingent value rights	248	—
Other	334	396
Other non-current liabilities	$6,732	$6,421

Note 16. EQUITY

The following table summarizes changes in equity for the three months ended March 31, 2024:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2023	2,923	$292	$45,684	$(1,546)	$28,766	902	$(43,766)	$55
Net (loss)/earnings	—	—	—	—	(11,911)	—	—	3
Other comprehensive income/(loss)	—	—	—	146	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,215)	—	—	—
Stock compensation	—	—	(29)	—	—	(6)	69	—
Balance at March 31, 2024	2,923	$292	$45,655	$(1,400)	$15,640	896	$(43,697)	$58

The following table summarizes changes in equity for the three months ended March 31, 2023:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57
Net earnings	—	—	—	—	2,262	—	—	5
Other comprehensive income/(loss)	—	—	—	(87)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,197)	—	—	—
Share repurchase program	—	—	—	—	—	4	(250)	—
Stock compensation	—	—	(25)	—	—	(6)	60	—
Balance at March 31, 2023	2,923	$292	$45,140	$(1,368)	$26,568	823	$(38,808)	$62

The following table summarizes the changes in Other comprehensive income by component:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income/(loss)	$254	$(47)	$207	$(13)	$3	$(10)
Reclassified to net earnings(a)	(15)	(1)	(16)	(133)	19	(114)
Derivatives qualifying as cash flow hedges	239	(48)	191	(146)	22	(124)

Pension and postretirement benefits
Actuarial gains/(losses)	(6)	1	(5)	—	—	—
Amortization(b)	2	—	2	—	—	—
Settlements(b)	19	(3)	16	—	—	—
Pension and postretirement benefits	15	(2)	13	—	—	—

Unrealized losses on marketable debt securities	(2)	—	(2)	—	—	—

Foreign currency translation	(44)	(12)	(56)	35	2	37

Other comprehensive income/(loss)	$208	$(62)	$146	$(111)	$24	$(87)
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive (loss)/income, net of taxes, were as follows:

Dollars in millions	March 31, 2024	December 31, 2023
Derivatives qualifying as cash flow hedges	$193	$2
Pension and postretirement benefits	(725)	(738)
Marketable debt securities	—	2
Foreign currency translation(a)	(868)	(812)
Accumulated other comprehensive loss	$(1,400)	$(1,546)
(a)Includes net investment hedge gains of $183 million and $144 million as of March 31, 2024 and December 31, 2023, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Cost of products sold	$14	$11
Marketing, selling and administrative	53	51
Research and development	66	60
Total Stock-based compensation expense	$133	$122

Income tax benefit(a)	$28	$25
(a)    Income tax benefit excludes excess tax (deficiencies)/benefits from share-based compensation awards that were vested or exercised of $(17) million and $18 million for the three months ended March 31, 2024, and 2023, respectively.

The number of units granted and the weighted-average fair value on the grant date for the three months ended March 31, 2024 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	12.2	$48.17
Market share units	1.3	$58.63
Performance share units	1.9	$53.08

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,213	$111	$157
Expected weighted-average period in years of compensation cost to be recognized	3.0	2.8	2.2

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

In Belgium, BMS filed infringement proceedings against Sandoz in February 2024. A hearing date in these proceedings has been scheduled for November 2024.

In Croatia, in February 2024, the court granted BMS's request for a preliminary injunction to prohibit Teva from offering, storing or selling generic Eliquis products in Croatia. Teva has appealed this decision.

In Finland, the court granted our request for a preliminary injunction prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement. A trial regarding Teva's challenge to the validity of the Finnish composition-of-matter patent and related SPC concluded on July 5, 2023, and a decision is pending.

In France, a trial was held regarding Teva's challenge to the validity of the French composition-of-matter patent and related SPC, and a decision was issued on June 8, 2023, confirming their validity and rejecting Teva's claims. Teva has appealed the decision and a hearing of the appeal has been scheduled for April 2025.

In Ireland, the court granted our request for a preliminary injunction prohibiting Teva from making, offering, putting on the market and/or using and/or importing or stocking for the aforesaid purposes, generic Eliquis products. The trial court's preliminary injunction decision was subsequently affirmed on appeal by the Irish Court of Appeal. In a decision delivered on December 8, 2023, the Irish trial court found the Irish composition-of-matter patent and related SPC to be invalid. BMS has appealed the Irish trial court's decision, and a hearing of the appeal has been scheduled for May 2024.

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

In Portugal, there are patent validity and infringement proceedings pending with multiple companies seeking to market generic versions of Eliquis. A trial regarding Mylan's challenge to the validity of the Portuguese composition-of-matter patent began in February 2024 and is ongoing. In early September 2023, Teva launched a generic Eliquis product on the Portuguese market. On September 15, 2023, the Company filed a request for a preliminary injunction against Teva at the Portuguese Intellectual Property Court. The hearing of the preliminary injunction against Teva is ongoing.

In Romania, our request for a preliminary injunction against Teva was initially denied by the lower court. However, in January 2024, the Romania Court of Appeal overturned the decision of the lower court, and issued a preliminary injunction against Teva prohibiting Teva from offering, storing or selling generic Eliquis products in Romania.

In Spain, a trial regarding Teva's challenge to the validity of the Spanish composition-of-matter patent and related SPC was held on October 18-19, 2023, and in a decision delivered in January 2024, the Barcelona Commercial Court found the Spanish composition-of-matter patent and related SPC to be invalid. BMS has appealed the decision of the Barcelona Commercial Court. In February 2024, the Madrid Commercial Court granted BMS’s preliminary injunctions against Teva, Sandoz and Norman pending determination of the appeal of the decision of the Barcelona Commercial Court. Teva sought an order from the Barcelona Commercial Court to effectively overturn the preliminary injunction. BMS then sought and was granted an order from the Madrid Commercial Court requiring Teva to comply with the preliminary injunction. Proceedings relating to the preliminary injunction and the subsequent orders of the Barcelona and Madrid courts are ongoing.

In Sweden, a trial was held regarding Teva's challenge to the validity of the Swedish composition-of-matter patent and related SPC, and a decision was issued on November 2, 2022, confirming their validity and rejecting Teva's claims. Teva has appealed the decision, and a hearing on the appeal is scheduled for May 2024.

In Switzerland, a trial was held regarding Teva's challenge to the validity of the Swiss composition-of-matter patent and related SPC, and a decision was issued on March 8, 2024, confirming their validity and rejecting Teva's claims.

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

Onureg – U.S.
BMS has received Notice Letters from Accord Healthcare, Inc. ("Accord"), MSN Laboratories Private Limited ("MSN"), Teva Pharmaceuticals, Inc. ("Teva") and Natco Pharma Limited ("Natco"), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging U.S. Patent Nos. 11,571,436 (the "'436 Patent") and 8,846,628 (the "'628 Patent"), FDA Orange Book-listed formulation patents covering Onureg, which expire in 2029 and 2030, respectively. In response, BMS filed a patent infringement action against Accord, MSN, Teva and Natco in the U.S. District Court for the District of Delaware. In November 2023, BMS and Accord entered into a confidential settlement agreement, and the case against Accord was dismissed. In February 2024, BMS and MSN entered into a confidential settlement agreement, and the case against MSN was dismissed. No trial dates have been scheduled for the Teva or Natco actions.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited ("GenRx") obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex ("GenRx-Apotex"). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi's Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi's injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia ("Full Court") appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($293 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing concluded in February 2021. On June 26, 2023, the appeal court issued a ruling in BMS and Sanofi's favor, upholding the lower court's decision. In December 2023, the Australian government was granted leave to appeal the decision to the High Court of Australia.

Sprycel - U.S.
BMS has received Notice Letters from Xspray Pharma AB ("Xspray"), Nanocopoeia, LLC ("Nanocopoeia"), Handa Oncology, LLC ("Handa") and Zydus Pharmaceuticals ("Zydus"), each notifying BMS that it has filed applications containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. In May 2022, BMS filed a patent infringement action against Nanocopoeia in the U.S. District Court for the District of Minnesota. In November 2022, BMS filed a patent infringement action against Handa in the U.S. District Court for the Northern District of California. On March 24, 2023, the Minnesota court denied a motion that Nanocopoeia had filed seeking a judgment based on the pleadings. On June 16, 2023, BMS entered into a confidential settlement agreement with Handa, settling all outstanding claims in the litigation. On September 13, 2023, BMS entered into a confidential settlement agreement with XSpray, settling all outstanding claims in the litigation. On October 10, 2023, BMS entered into a confidential settlement agreement with Nanocopoeia, settling all outstanding claims in the litigation. In October 2023, BMS filed a patent infringement action against Zydus in the U.S. District Court for the District of New Jersey. On February 20, 2024, BMS entered into a confidential settlement agreement with Zydus, settling all outstanding claims in the litigation.

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

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all the federal Onglyza* cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims were pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco ("JCCP"). The JCCP court granted summary judgment to defendants in March 2022, a decision which was affirmed by the California Court of Appeal. The California Supreme Court declined to review the decision in July 2023. In the MDL, the court granted defendants' motion to exclude plaintiffs' only general causation expert on January 5, 2022 and granted summary judgment on August 2, 2022. The United States Court of Appeals for the Sixth Circuit affirmed the decision on February 13, 2024. A small number of plaintiffs in other jurisdictions voluntarily dismissed their claims, and related tolling agreements have expired. As part of BMS's global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the "Celgene Securities Class Action"). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene's 2020 outlook and projected sales of Otezla*, and (3) the NDA for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiffs' amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In March 2023, the Court granted the defendants leave to file a motion for summary judgment, the briefing for which was completed in June 2023. On September 8, 2023, the Court granted in part and denied in part defendants' motion for summary judgment as to the claims regarding statements made by the remaining officer defendants. As to the claims regarding Celgene’s corporate statements, the Court denied the defendants’ motion without prejudice and granted the defendants leave to re-raise the issue. On October 27, 2023, the defendants filed a motion for partial summary judgment as to Celgene’s corporate statements. The motion is fully briefed and currently pending before the Court.

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

The California Public Employees' Retirement System in April 2021 (the "CalPERS Action"); DFA Investment Dimensions Group Inc., on behalf of certain of its funds; and American Century Mutual Funds, Inc., on behalf of certain of its funds, in July 2021 (respectively the "DFA Action" and the "American Century Action"), and GIC Private Limited in September 2021 (the "GIC Action"), filed separate individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions. In October 2021, these actions were consolidated for pre-trial proceedings with the Schwab Action. The Court also consolidated any future direct actions raising common questions of law and fact with the Schwab Action (the "Consolidated Schwab Action"). On October 2, 2023, defendants filed a motion for partial summary judgment in the Consolidated Schwab Action. The motion is fully briefed and currently pending before the Court.

No trial dates have been scheduled in any of the above Celgene Securities Litigations.

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement ("CVR Agreement") entered into in connection with the closing of BMS's acquisition of Celgene in November 2019. An entity claiming to be the successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use "diligent efforts" to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby allegedly avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the alleged successor trustee. The plaintiff seeks damages in an amount to be determined at trial and other relief, including interest and attorneys' fees. BMS disputes the allegations. BMS filed a motion to dismiss the alleged successor trustee's complaint for failure to state a claim upon which relief can be granted, which was denied on June 24, 2022. On February 2, 2024, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction.

In October 2021, alleged former Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") relating to the joint proxy statement. That action later was consolidated with another action filed in the same court, and a consolidated complaint thereafter was filed asserting claims on behalf of a class of CVR acquirers, whether in the BMS merger with Celgene or otherwise, for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and sections 10(b), 14(a) and 20(2) of the Exchange Act. The complaint alleged that the February 22, 2019 joint proxy statement was materially false or misleading because it failed to disclose that BMS allegedly had no intention to obtain FDA approval for liso-cel (Breyanzi) by the applicable milestone date in the CVR Agreement and that certain statements made by BMS or certain BMS officers in periodic SEC filings, earnings calls, press releases, and investor presentations between December 2019 and November 2020 were materially false or misleading for the same reason. Defendants moved to dismiss the complaint. On March 1, 2023, the Court entered an opinion and order granting defendants' motion and dismissed the complaint in its entirety. The claims under Sections 11, 12(a)(2), and 15 of the Securities Act and Section 14(a) of the Exchange Act were dismissed with prejudice. The claims under Sections 10(a) and 20(a) of the Exchange Act were dismissed with leave to file a further amended complaint, which plaintiffs filed on April 14, 2023. Defendants moved to dismiss the amended complaint and briefing on the motion was completed on June 23, 2023. In an opinion and order entered on February 29, 2024, the Court granted that motion in its entirety and dismissed the remaining claims with prejudice. On March 28, 2024, plaintiffs filed a notice of appeal.

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. Defendants moved to stay the action pending resolution of the federal action or, in the alternative, to dismiss the complaint and later filed a similar motion in response to an amended complaint. On February 2, 2024, the Court granted defendants’ motion and dismissed the case in its entirety. On February 29, 2024, the plaintiff filed a notice of appeal.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene's former chairman and chief executive officer. The Court had temporarily stayed the action pending resolution of the federal action, but lifted the stay on March 21, 2024, following the dismissal of the federal action. On April 4, 2024, defendants moved to dismiss the New Jersey complaint.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against the U.S. Department of Health & Human Services and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. On August 29, 2023, the government selected Eliquis for this program. In its lawsuit, BMS argues that this program violates the Fifth Amendment, which requires the government to pay just compensation if it takes property for public use, by requiring pharmaceutical manufacturers to provide medicines to third parties at prices set by the government that necessarily fall below fair market value. BMS also argues that this program violates the First Amendment right to free speech by requiring manufacturers to state that they agree that the price set by the government is the medicine's "maximum fair price" as determined by negotiation, even though there is no true negotiation. On August 16, 2023, BMS filed a motion for summary judgment. On October 16, 2023, the government filed an opposition to BMS’s motion for summary judgment and a cross-motion for summary judgment. The court heard oral argument on the parties' summary judgment motions on March 7, 2024.

Thalomid and Revlimid Litigations
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, sought injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In March 2020, Celgene reached a settlement with the class plaintiffs. In October 2020, the Court entered a final order approving the settlement and dismissed the matter. That settlement did not resolve certain claims of certain entities that opted out of the settlement, and who have since filed new suits advancing related theories. As described below, certain other consolidated or coordinated suits are pending.

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

Pomalyst Antitrust Class Action
In September 2023, certain health plan entities filed an action on behalf of a putative class of end-payor plaintiffs against Celgene, BMS, and certain generic pharmaceutical manufacturers in the U.S. District Court for the Southern District of New York. The class complaint asserts claims under federal antitrust law and state antitrust, consumer protection, and unjust enrichment laws based on allegations that Celgene and BMS engaged in anticompetitive conduct related to pomalidomide in the U.S., including by allegedly engaging in fraud before the USPTO in the acquisition of patents related to the use of pomalidomide, by filing alleged sham patent litigations against generic pharmaceutical companies seeking to market generic pomalidomide, and by entering into allegedly unlawful patent litigation settlements with certain generic pharmaceutical companies seeking to market generic pomalidomide. In December 2023, the plaintiffs filed an amended complaint that added one individual Pomalyst patient as a plaintiff, removed the generic manufacturer defendants, and added two individuals as defendants. In March 2024, one new plaintiff filed a substantially similar complaint, on behalf of the same putative class and in the same court, which was subsequently consolidated with the first action. In March 2024, BMS and its co-defendants filed motions to dismiss these actions. No trial dates have been scheduled.

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

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $79 million as of March 31, 2024, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are (i) to continue to renew and diversify our portfolio through launching new medicines, (ii) advancing our early, mid and late-stage pipeline, and (iii) executing disciplined business development. Our focus is on discovering, developing and delivering transformational medicines for patients facing serious diseases in the following five core therapeutic areas: (i) oncology with a priority in certain tumor types, including diversification beyond IO; (ii) hematology with opportunities to expand leadership position in multiple myeloma, as well as broaden our portfolio across leukemias, lymphomas and non-malignant hematologic diseases; (iii) immunology with a focus in dermatology, rheumatology and gastrointestinal disorders, establishing new standards of care in pulmonology and rapidly advancing cell therapy into immunology diseases; (iv) cardiovascular diseases with focus on cardiomyopathies, heart failures and thrombotic diseases; and (v) neuroscience with a focus on neuropsychiatry, neurodegenerative and neuroinflammation diseases. We are working on accelerating our drug development and delivery of our innovative medicines to patients, enhancing our commercial operating model, as well as enhancing flexibility and reliability of our manufacturing network. We remain committed to a strategic business development and maintaining a strong investment grade credit rating, growing the dividend and reducing additional debt that was issued in support of recent transactions during the first quarter of 2024. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2023 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In 2024, we achieved significant advances in the CAR-T cell therapy arena with the approval of Abecma in the U.S. and EU for triple-class exposed relapsed and refractory multiple myeloma, and Breyanzi in the U.S. for adults with relapsed or refractory CLL or SLL. In addition, in oncology, Opdivo in combination with cisplatin and gemcitabine was approved in the U.S. for first-line treatment of adult patients with unresectable or metastatic muscle invasive urothelial carcinoma and Reblozyl received expanded approval to include the first-line treatment of adult patients with transfusion-dependent anemia due to very low, low and intermediate-risk myelodysplastic syndromes in the EU and Japan. Refer to "—Product and Pipeline Developments" for additional updates on our pipeline.

Additionally, we completed the following acquisitions: (i) Karuna, a biopharmaceutical company in the area of developing and delivering psychiatric and neurological conditions medicines; (ii) RayzeBio, a clinical-stage radiopharmaceutical therapeutics company with a pipeline of potentially first-in-class and best-in-class drug development programs, and (iii) Mirati, a commercial stage targeted oncology company, with a commercialized medicine, Krazati, in addition to a pipeline of clinical and pre-clinical stage oncology assets. BMS also entered into a strategic collaboration with SystImmune, to co-develop and co-commercialize BL-B01D1, a compound in a Phase I clinical trial, which is currently being evaluated for the treatment of metastatic or unresectable NSCLC. We also entered into a worldwide capacity reservation and supply agreement with Cellares for the manufacturing of CAR-T cell therapies. This agreement is expected to enable us to expand our manufacturing capacity through a platform that is scalable and has the potential to improve turnaround time. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to "Item 1. Financial Statements—Note 3. Alliances" and "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements".

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. We are executing a strategic productivity initiative that will drive approximately $1.5 billion in annual cost savings by the end of 2025, the majority of which are expected to be reinvested to fund innovation and drive growth. As a result, we are focusing resources on R&D programs with the potential to deliver the greatest return on investment, prioritizing investments in key growth brands, and optimizing operations across the organization. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

Financial Highlights

	Three Months Ended March 31,
Dollars in millions, except per share data	2024	2023
Total Revenues	$11,865	$11,337

Diluted (loss)/earnings per share
GAAP	$(5.89)	$1.07
Non-GAAP	(4.40)	2.05

Revenues increased by 5% for the first quarter of 2024 due to the Growth Portfolio (primarily Reblozyl) and Eliquis, partially offset by Opdivo and Revlimid. The $6.96 decrease in GAAP EPS was primarily driven by higher one-time Acquired IPRD charges primarily from the Karuna asset acquisition and SystImmune collaboration ($6.29) and the impact of certain specified items, including the cash settlement of unvested stock awards and lower litigation and other settlement income ($0.51). After adjusting for specified items, the $6.45 decrease in non-GAAP EPS was primarily due to the aforementioned Acquired IPRD charges and higher operating and interest expense resulting from the recent acquisitions.

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For further information and reconciliations relating to our non-GAAP financial measures refer to "—Non-GAAP Financial Measures."

Economic and Market Factors

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. The IRA directs (i) the federal government to “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Part B (beginning in 2028) drugs that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation and (iii) Medicare Part D redesign replacing the current Part D CGDP and establishes a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2023, Eliquis was selected as one of the first 10 medicines subject to "negotiation" for government-set prices beginning in 2026, and it is possible that more of our products could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections.

In addition, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. We cannot predict whether a final rule will be adopted along the lines proposed and, if adopted, whether the government would seek to exercise march-in rights for any of our products. Other proposals, such as those relating to calculating Medicaid Best Price, as well as potential executive orders focused on drug pricing remain possible. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations.

At the state level, multiple states have passed, are pursuing or are considering government actions, legislation or proposals to change drug pricing and reimbursement (e.g., establishing prescription drug affordability boards, implementing manufacturer mandates tied to the federal Public Health Service drug pricing program, etc.). Some of these state-level government actions, legislation and proposals may also influence federal and other state policies and legislation. Given the current uncertainty surrounding the adoption, timing and implementation of many of these potential legislative, policy, or administrative measures, we are unable to predict their full impact on our business. However, if implemented, these measures could modify or decrease access, coverage, or reimbursement of our products, or result in significant changes to our sales or pricing practices, which could have a material impact on our revenues and results of operations.

Additionally, in connection with the IRA, the following changes have been made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. We continue to evaluate the impact of the IRA on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations. Furthermore, countries are expected to make changes to their tax laws and updates to international tax treaties to implement the agreement by the OECD to establish a global minimum tax. See risk factors on these items included under "Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins" and "—Changes to tax regulations could negatively impact our earnings" in our 2023 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2024 as of April 25, 2024:

Product	Date	Approval

Abecma	April 2024
FDA approval of Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.

Reblozyl	April 2024	EC expanded approval of Reblozyl to include the first-line treatment of adult patients with transfusion-dependent anemia due to very low, low and intermediate-risk myelodysplastic syndromes.

Abecma	March 2024
EC approval of Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma who have received at least two prior therapies, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 antibody and have demonstrated disease progression on the last therapy.

Breyanzi	March 2024	FDA accelerated approval of Breyanzi for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma who have received at least two prior lines of therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor.

Opdivo	March 2024	FDA approval of Opdivo, in combination with cisplatin and gemcitabine, for the first-line treatment of adult patients with unresectable or metastatic UC.

Reblozyl	January 2024	Japan's Ministry of Health, Labour and Welfare approval of Reblozyl for the treatment of anemia associated with myelodysplastic syndrome.

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the first quarter of 2024.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended March 31,
Dollars in millions	2024	2023	% Change	Foreign Exchange(b)
United States	$8,476	$7,952	7%	N/A
International	3,190	3,230	(1)%	(4)%
Other(a)	199	155	28%	N/A
Total	$11,865	$11,337	5%	(1)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues increased 7% during the first quarter of 2024 primarily due to higher demand for Growth and Legacy Portfolio products, partially offset by lower average net selling prices for the Legacy Portfolio. Average U.S. net selling prices decreased 1% compared to the same period a year ago.

International

•International revenues decreased 1% during the first quarter of 2024 due to lower average net selling prices, partially offset by higher demand for the Growth Portfolio. The negative foreign exchange impact of 4% was primarily attributed to the devaluation of the Argentine peso, which was mostly offset by inflation-related local currency price increases.

Beginning in 2024, Puerto Rico revenues are presented as part of International revenues to align with management's review of the Company's financial results. Prior period amounts have been recast to conform to the current presentation. No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2024 and 2023. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in millions	2024	2023	% Change
Gross product sales	$19,295	$17,288	12%
GTN adjustments
Charge-backs and cash discounts	(2,556)	(2,091)	22%
Medicaid and Medicare rebates	(3,084)	(2,482)	24%
Other rebates, returns, discounts and adjustments	(2,096)	(1,667)	26%
Total GTN adjustments	(7,736)	(6,240)	24%
Net product sales	$11,559	$11,048	5%

GTN adjustments percentage	40%	36%	4%
U.S.	45%	41%	4%
Non-U.S.	21%	18%	3%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $80 million and $87 million for the three months ended March 31, 2024 and for the three months ended March 31, 2023, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to product mix and higher government channel rebates.

Product Revenues

	Three Months Ended March 31,
Dollars in millions	2024	2023	% Change
Growth Portfolio
Opdivo	$2,078	$2,202	(6)%
U.S.	1,155	1,281	(10)%
Non-U.S.	923	921	—

Orencia	798	764	4%
U.S.	572	551	4%
Non-U.S.	226	213	6%

Yervoy	583	508	15%
U.S.	368	312	18%
Non-U.S.	215	196	10%

Reblozyl	354	206	72%
U.S.	293	156	88%
Non-U.S.	61	50	22%

Opdualag	206	117	76%
U.S.	198	116	71%
Non-U.S.	8	1	*

Abecma	82	147	(44)%
U.S.	52	118	(56)%
Non-U.S.	30	29	3%

Zeposia	110	78	41%
U.S.	72	51	41%
Non-U.S.	38	27	41%

Breyanzi	107	71	51%
U.S.	87	58	50%
Non-U.S.	20	13	54%

Camzyos	84	29	*
U.S.	77	29	*
Non-U.S.	7	—	N/A

Sotyktu	44	16	*
U.S.	34	15	*
Non-U.S.	10	1	*

Augtyro	6	—	N/A
U.S.	6	—	N/A
Non-U.S.	—	—	N/A

Krazati	21	—	N/A
U.S.	21	—	N/A
Non-U.S.	—	—	N/A

Other Growth Products(a)	319	280	14%
U.S.	148	144	3%
Non-U.S.	171	136	26%

Total Growth Portfolio	$4,792	$4,418	8%
U.S.	3,083	2,831	9%
Non-U.S.	1,709	1,587	8%

	Three Months Ended March 31,
Dollars in millions	2024	2023	% Change
Legacy Portfolio
Eliquis	$3,720	$3,423	9%
U.S.	2,821	2,527	12%
Non-U.S.	899	896	—

Revlimid	1,669	1,750	(5)%
U.S.	1,453	1,523	(5)%
Non-U.S.	216	227	(5)%

Pomalyst/Imnovid	865	832	4%
U.S.	597	541	10%
Non-U.S.	268	291	(8)%

Sprycel	374	429	(13)%
U.S.	282	289	(2)%
Non-U.S.	92	140	(34)%

Abraxane	217	239	(9)%
U.S.	145	161	(10)%
Non-U.S.	72	78	(8)%

Other Legacy Products (b)	228	246	(7)%
U.S.	95	80	19%
Non-U.S.	133	166	(20)%

Total Legacy Portfolio	$7,073	$6,919	2%
U.S.	5,393	5,121	5%
Non-U.S.	1,680	1,798	(7)%

Total Revenues	$11,865	$11,337	5%
U.S.	8,476	7,952	7%
Non-U.S.	3,389	3,385	—
*    Change in excess of 100%.
(a)    Includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.

Growth Portfolio

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

•U.S. revenues decreased 10% during the first quarter of 2024 primarily due to changes in sales channel inventory and timing of customer orders, partially offset by higher average net selling prices.

•International revenues were flat during the first quarter of 2024 and were driven by higher demand as a result of additional indication launches and core indications offset by foreign exchange impacts of 9%. Excluding foreign exchange impacts, revenues increased 9%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

•U.S. revenues increased 4% during the first quarter of 2024 primarily due to higher demand.

•International revenues increased 6% during the first quarter of 2024 due to higher demand partially offset by foreign exchange impacts of 7% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 13%.

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

•U.S. revenues increased 18% during the first quarter of 2024 due to higher demand and average net selling prices.

•International revenues increased 10% during the first quarter of 2024 due to higher demand, partially offset by foreign exchange impacts of 7% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 17%.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with lower risk myelodysplastic syndrome and beta thalassemia.

•U.S. revenues increased 88% during the first quarter of 2024 driven by higher demand due to a first line label extension in August 2023.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 71% during the first quarter of 2024 primarily due to higher demand.

Abecma (idecabtagene vicleucel) — a BCMA genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues decreased 56% during the first quarter of 2024 due to increased competition in BCMA targeted therapies.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues increased 41% during the first quarter of 2024 primarily due to higher demand.

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

•U.S. revenues increased 50% during the first quarter of 2024 primarily due to higher demand.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic obstructive HCM to improve functional capacity and symptoms. Camzyos was launched in April 2022.

•U.S. revenues more than doubled during the first quarter of 2024 primarily due to higher demand.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Sotyktu was launched in September 2022.

•U.S. revenues more than doubled during the first quarter of 2024 primarily due to higher demand.

Augtyro (repotrectinib) — a kinase inhibitor indicated for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC. Augtyro was launched in December 2023.

Krazati (adagrasib) — a highly selective and potent oral small-molecule inhibitor of the KRASG12C mutation, indicated for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. Krazati was launched in December 2022.

Other Growth Brands — includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.

Legacy Portfolio

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 12% during the first quarter of 2024 primarily due to higher demand.

•International revenues were flat during the first quarter of 2024 due to higher demand offset by lower average net selling price and foreign exchange impact of 1%. Excluding foreign exchange impacts, revenues increased by 1%.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe and the court decision in the UK finding the UK apixaban composition of matter patent and related SPC invalid, generic manufacturers have begun marketing generic versions of Eliquis in the UK and in Portugal, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which has led to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. Most recently, in France, Norway, Sweden and Switzerland, courts held in BMS's favor, confirming the validity of the composition of matter patent and related SPCs in those countries. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

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

•U.S. revenues decreased 5% during the first quarter of 2024 primarily due to lower average net selling prices.

•International revenues decreased 5% during the first quarter of 2024 primarily due to generic erosion across several European countries and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues decreased by 1%.

•In the U.S., certain third parties were granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. In the EU and Japan, generic lenalidomide products have entered the market. Annual global revenues for Revlimid in 2024 are expected to be in the range of $4.5 billion to $5.0 billion.

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

•U.S. revenues increased 10% during the first quarter of 2024 due to higher demand and average net selling prices.

•International revenues decreased 8% during the first quarter of 2024 primarily due to lower average net selling prices, lower demand and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased by 7%.

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

•U.S. revenues decreased 2% during the first quarter of 2024 due to lower average net selling prices.

•International revenues decreased 34% during the first quarter of 2024 primarily due to lower demand as a result of generic erosion, lower average net selling price and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues decreased by 30%.

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

•U.S. revenues decreased 10% during the first quarter of 2024 primarily due to lower average net selling prices, partially offset by higher demand.

Other Legacy Portfolio Products — includes other mature brands.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation— SEC Consent Order" in our 2023 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of March 31, 2024, for our U.S. distribution channels, and as of December 31, 2023, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 84% of total gross sales of U.S. products during the three months ended March 31, 2024. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the three months ended March 31, 2024 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in millions	2024	2023	% Change
Cost of products sold(a)	$2,932	$2,566	14%
Marketing, selling and administrative	2,367	1,762	34%
Research and development	2,695	2,321	16%
Acquired IPRD	12,949	75	*
Amortization of acquired intangible assets	2,357	2,256	4%
Other (income)/expense, net	81	(413)	*
Total Expenses	$23,381	$8,567	*
*    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $366 million in the first quarter of 2024 primarily due to higher product costs ($253 million) and higher profit sharing and royalty expense ($151 million) driven by product mix.

Marketing, Selling and Administrative

Marketing, selling and administrative expense increased by $605 million in the first quarter of 2024 primarily due to the impact of recent acquisitions ($426 million, including the cash settlement of unvested stock awards and other related expenses of $372 million) and timing of charitable giving ($160 million).

Research and Development

Research and development expense increased by $374 million in the first quarter of 2024 primarily due to the impact of recent acquisitions ($451 million, including the cash settlement of unvested stock awards and other related expenses of $348 million) and higher clinical grants and supplies ($91 million), partially offset by the purchase of a priority review voucher ($95 million) in 2023.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Karuna asset acquisition (Note 4)	$12,122	$—
SystImmune upfront fee (Note 3)	800	—
Evotec designation and opt in license fee	25	50
Other	2	25
Acquired IPRD	$12,949	$75

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased by $101 million in the first quarter of 2024 primarily due to the intangible assets acquired through the Mirati and RayzeBio acquisitions and approval of Augtyro in the fourth quarter of 2023. The Revlimid acquired marketed product right will be fully amortized in the fourth quarter of 2024 resulting in an annual reduction of amortization expense of approximately $5.5 billion in 2025.

Other Expense/(Income), Net

Other (income)/expense, net changed by $494 million in the first quarter of 2024 primarily due to litigation and other settlements, equity investments, interest expense, and other items discussed below.

	Three Months Ended March 31,
Dollars in millions	2024	2023
Interest expense	$425	$288
Royalty and licensing income	(161)	(363)
Royalty income - divestitures	(271)	(188)
Investment income	(183)	(102)
Litigation and other settlements	2	(325)
Provision for restructuring	220	67
Integration expenses	71	67
Equity investment (gain)/losses	(102)	155
Acquisition expenses	49	—
Other	31	(12)
Other (income)/expense, net	$81	$(413)

•Interest expense increased in the first quarter of 2024 compared to 2023 due to additional borrowings. Refer to "Item 1. Financial Statements—Note 10. Financing Arrangements" for further information.
•Royalty income decreased in the first quarter of 2024 primarily due to lower royalty rates for Keytruda* starting in 2024 , partially offset by higher royalties from diabetes business divestitures in 2024. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.
•Investment income increased during the first quarter of 2024 primarily due to higher average cash and marketable debt securities balances.
•Litigation and other settlements included $400 million of income related to the Nimbus' TYK2 program change of control provision and additional settlement costs related to commercial disputes regarding intellectual property matters in 2023. Refer to "Item 1. Financial Statements—Note 5. Other (Income)/Expense, Net" for further information.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including the plans discussed further in "Item 1. Financial Statements—Note 6. Restructuring". The increase is primarily due to the recent acquisitions.
•Integration expenses increased in the first quarter of 2024 primarily due to the recent acquisitions.
•Equity investments generated gains in the first quarter of 2024 compared to losses in 2023 primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Acquisition expenses primarily includes investment banking and professional advisory fees.
•Other in 2024 includes a $19 million settlement charge in connection with the termination of the Puerto Rico pension plan. The Company expects to record an additional settlement charge of approximately $100 million in the third quarter of 2024 when the plan is fully terminated.

Income Taxes

	Three Months Ended March 31,
Dollars in millions	2024	2023
Earnings before income taxes	$(11,516)	$2,770
Income tax provision	392	503
Effective tax rate	(3.4)%	18.2%

Impact of specified items	(5.6)%	(2.7)%
Effective tax rate excluding specified items	(9.0)%	15.5%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The income tax provision of $392 million in the first quarter of 2024 on a pretax loss of $11.5 billion resulted in an effective tax rate of (3.4)% which included the impact of a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna. This non-tax deductible charge affected the effective tax rate as well as the effective tax rate excluding specified items. In addition, the effective tax rate was impacted by the amortization of acquired intangible assets, foreign currency changes on certain net operating loss and other carryforwards in 2024, cash settlement of unvested stock awards and other specified items. The effective tax rate was also unfavorably impacted by changes in income tax reserves including an $89 million tax reserve release related to the resolution of Celgene’s 2009-2011 IRS audits in the first quarter of 2023, and to a lesser extent, the phased implementation of Pillar Two (global minimum tax) and lower excess tax benefits applicable to employee stock awards during the first quarter of 2024.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments and internal transfers of intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on April 25, 2024 and are incorporated herein by reference.

Non-GAAP information is intended to portray the results of our baseline performance, supplement or enhance management's, analysts' and investors’ overall understanding of our underlying financial performance and facilitate comparisons among current, past and future periods. This information is not intended to be considered in isolation or as a substitute for the related financial measures prepared in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to possible differences in method and in the items being adjusted. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Specified items were as follows:

	Three Months Ended March 31,
Dollars in millions	2024	2023

Inventory purchase price accounting adjustments	$8	$53
Site exit and other costs	14	1
Cost of products sold	22	54

Acquisition related charges(a)	372	—
Site exit and other costs	6	—
Marketing, selling and administrative	378	—

IPRD impairments	—	20
Priority review voucher	—	95
Acquisition related charges(a)	348	—
Site exit and other costs	1	—
Research and development	349	115

Amortization of acquired intangible assets	2,357	2,256

Interest expense(b)	(13)	(14)
Litigation and other settlements	—	(335)
Provision for restructuring	220	67
Integration expenses	71	67
Equity investment (income)/losses	(102)	150
Acquisition expenses	49	—
Other	10	(5)
Other (income)/expense, net	235	(70)

Increase to pretax income	3,341	2,355

Income taxes on items above	(340)	(293)

Increase to net earnings	$3,001	$2,062
(a) Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b) Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in millions, except per share data	2024	2023
Net (loss)/earnings attributable to BMS
GAAP	$(11,911)	$2,262
Specified items	3,001	2,062
Non-GAAP	$(8,910)	$4,324

Weighted-average common shares outstanding – diluted	2,023	2,113

Diluted (loss)/earnings per share attributable to BMS
GAAP	$(5.89)	$1.07
Specified items	1.49	0.98
Non-GAAP	$(4.40)	$2.05

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2024	December 31, 2023
Cash and cash equivalents	$9,330	$11,464
Marketable debt securities – current	340	816
Marketable debt securities – non-current	367	364
Total cash, cash equivalents and marketable debt securities	10,037	12,644
Short-term debt obligations	(6,190)	(3,119)
Long-term debt	(49,487)	(36,653)
Net debt position	$(45,640)	$(27,128)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the first quarter of 2024, our net debt position increased by $18.5 billion primarily driven by payments for recent acquisitions, collaborations and milestones of $20.1 billion and $1.2 billion of dividend payments, partially offset by cash provided by operations of $2.8 billion.

During the first quarter of 2024, we issued the 2024 Senior Unsecured Notes in an aggregate principal amount of $13.0 billion with proceeds, net of discount and loan issuance costs, of $12.9 billion. The proceeds from the 2024 Senior Unsecured Notes were used to partially fund the acquisitions of RayzeBio and Karuna, and the remaining net proceeds were used for general corporate purposes. In connection with the issuance of the 2024 Senior Unsecured Notes, we terminated the $10.0 billion 364-day senior unsecured delayed draw term loan facility entered in February 2024 to provide bridge financing for the RayzeBio and Karuna acquisitions.

Dividend payments were $1.2 billion during the three months ended March 31, 2024. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Annual capital expenditures are expected to be approximately $1.4 billion in 2024 and 2025. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

There were no borrowings outstanding under our $5.0 billion revolving credit facility as of March 31, 2024 and December 31, 2023. In January 2024, we extended the credit facility to January 2029. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the $2.0 billion revolving credit facility as of March 31, 2024.

Under our commercial paper program, we may issue a maximum of $7.0 billion of unsecured notes that have maturities of not more than 365 days from the date of issuance. As of March 31, 2024, $3.0 billion was outstanding under the commercial paper program. In April 2024, $2.7 billion was repaid.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in millions	2024	2023
Cash flow provided by/(used in):
Operating activities	$2,834	$2,970
Investing activities	(19,618)	(210)
Financing activities	$14,644	$(3,050)

Operating Activities

The $136 million decrease in cash provided by operating activities compared to 2023 was primarily due to acquisition-related expenses, including cash settlement of unvested stock awards, of $600 million, partially offset by higher customer collections of $500 million (net of rebates and discounts).

Investing Activities

The $19.4 billion increase in cash used in investing activities compared to 2023 was due to $20.0 billion of higher acquisition, collaboration and milestone payments in 2024 partially offset by changes in the amount of marketable debt securities held of $616 million.

Financing Activities

The $17.7 billion increase in cash provided by financing activities compared to 2023 was primarily due to higher debt borrowings of $16.0 billion in 2024 to fund recent acquisitions compared to debt repayments of $1.6 billion in 2023.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the first quarter of 2024 as of April 25, 2024:

Product	Indication	Date	Developments

Abecma	Multiple Myeloma	April 2024
Announced the FDA approval of Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. The approval is based on results from the Phase III KarMMa-3 trial. Abecma is being jointly developed and commercialized in the U.S. by Bristol Myers Squibb and 2seventy bio, Inc.

	Multiple Myeloma	March 2024
Announced the EC approval of Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma who have received at least two prior therapies, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 antibody and have demonstrated disease progression on the last therapy. The approval is based on results from the Phase III KarMMa-3 trial. Abecma is the first CAR-T cell immunotherapy approved in the EU for use in earlier lines of therapy for relapsed and refractory multiple myeloma.

Augtyro	Solid Tumor	February 2024
Announced FDA acceptance of the sNDA for Augtyro for the treatment of adult and pediatric patients 12 years of age and older with solid tumors that have a NTRK gene fusion and are locally advanced or metastatic or where surgical resection is likely to result in severe morbidity. The acceptance is based on results from the registrational Phase I/II TRIDENT-1 trial and the CARE study. The FDA granted the application priority review and assigned a PDUFA goal date of June 15, 2024.

	NSCLC and Solid Tumor	January 2024
Announced EMA validation of the marketing authorization application for Augtyro as a treatment for ROS1 TKI-naïve and -pretreated adult patients with ROS1-positive locally advanced or metastatic NSCLC and TKI-naïve and -pretreated adult and pediatric patients 12 years and older with NTRK-positive locally advanced or metastatic solid tumors. The application was based on results from the registrational Phase I/II TRIDENT-1 trial and CARE study.

Product	Indication	Date	Developments

Breyanzi	Leukemia	March 2024
Announced accelerated FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma who have received at least two prior lines of therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor. The approval is based on the Phase I/II open-label, single-arm TRANSCEND CLL 004 trial.

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

In addition, Japan's Ministry of Health, Labour and Welfare has also accepted the company's supplemental sNDA for Breyanzi for the treatment of relapsed or refractory FL.

In relapsed or refractory FL, the applications for Breyanzi in the U.S. and Japan are based on results from the TRANSCEND FL study. In relapsed or refractory MCL, the application for Breyanzi in the U.S. is based on results from the MCL cohort of the TRANSCEND NHL 001 study.

KarXT	Schizophrenia	April 2024
Announced pooled interim long-term safety, tolerability, and metabolic outcomes data from the Phase III EMERGENT-4 and EMERGENT-5 trials evaluating the safety, tolerability and efficacy of KarXT in adults with schizophrenia. KarXT demonstrated a favorable weight and long-term metabolic profile where most patients experience stability or improvements on key metabolic parameters over 52 weeks of treatment. KarXT was generally well-tolerated with a side effect profile consistent with prior trials.

In addition, announced interim long-term efficacy data from the Phase III EMERGENT-4 open-label extension trial demonstrated that KarXT was associated with significant improvement in symptoms of schizophrenia across all efficacy measures at 52 weeks.

Krazati	Colorectal Cancer	April 2024
Announced that data from the cohorts evaluating Krazati in combination with cetuximab of the Phase I/II KRYSTAL-1 study for the treatment of patients with previously treated KRASG12C-mutated locally advanced or metastatic colorectal cancer demonstrated clinically meaningful activity. With a median follow up of 11.9 months in 94 patients, Krazati plus cetuximab demonstrated an objective response rate of 34%, median progression-free survival of 6.9 months, and median overall survival of 15.9 months in pre-treated patients.

	NSCLC	March 2024
Announced that the results from the Phase III KRYSTAL-12 study evaluating Krazati as a monotherapy in patients with pretreated locally advanced or metastatic NSCLC harboring a KRASG12C mutation, met the primary endpoint of progression-free survival and the key secondary endpoint of overall response rate as assessed by Blinded Independent Central Review at final analysis for these endpoints. The study remains ongoing to assess the additional key secondary endpoint of overall survival.

	Colorectal Cancer	February 2024
Announced the FDA acceptance of the sNDA for Krazati in combination with cetuximab for the treatment of patients with previously treated KRASG12C-mutated locally advanced or metastatic colorectal cancer. The acceptance was based on the results of the Phase I/II KRYSTAL-1 trial. The FDA granted the application priority review and assigned a PDUFA goal date of June 21, 2024.

Product	Indication	Date	Developments

Opdivo	Urothelial Carcinoma	March 2024
Announced FDA approval of Opdivo, in combination with cisplatin and gemcitabine, for the first-line treatment of adult patients with unresectable or metastatic urothelial carcinoma. The approval is based on results from the Phase III CheckMate -901 trial evaluating Opdivo in combination with cisplatin and gemcitabine followed by Opdivo monotherapy, compared to cisplatin-gemcitabine alone, for patients with previously untreated unresectable or metastatic urothelial carcinoma.

	NSCLC	February 2024
Announced FDA acceptance of the sBLA for neoadjuvant Opdivo for the perioperative treatment of resectable stage IIA to IIIB NSCLC. The FDA assigned a PDUFA goal date of October 8, 2024. In addition, the European Medicines Agency (EMA) validated the type II variation application for neoadjuvant Opdivo with chemotherapy followed by surgery and adjuvant Opdivo for the perioperative treatment of resectable stage IIA to IIIB NSCLC. Application validation confirms the submission is complete and begins the EMA’s centralized review procedure. The FDA’s sBLA acceptance and the EMA’s application validation are based on results from the Phase 3 CheckMate -77T trial.

	Renal Cell Carcinoma	January 2024
Announced data from the Phase III CheckMate -67T trial, evaluating subcutaneous nivolumab co-formulated with Halozyme’s proprietary recombinant human hyaluronidase compared to intravenous Opdivo in patients with advanced or metastatic clear cell RCC who have received prior systemic therapy. Data demonstrated noninferiority for the co-primary endpoints of Cavgd28 (time-averaged Opdivo serum concentration over 28 days) and Cminss (trough serum concentration at steady state) compared to intravenous Opdivo. In addition, subcutaneous nivolumab displayed non-inferior objective response rate as assessed by Blinded Independent Central Review versus intravenous Opdivo.

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

Opdivo+Yervoy	Hepatocellular Carcinoma	March 2024
Announced that Phase III CheckMate -9DW trial evaluating Opdivo plus Yervoy as a first-line treatment for patients with advanced hepatocellular carcinoma who have not received a prior systemic therapy met its primary endpoint of improved overall survival compared to investigator’s choice of sorafenib or lenvatinib at a pre-specified interim analysis.

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

In addition, data from the Phase III CheckMate -8HW trial showed that the combination of Opdivo plus Yervoy reduced the risk of disease progression or death by 79% versus chemotherapy as a first-line treatment for patients with microsatellite instability–high or mismatch repair deficient metastatic colorectal cancer (MSIH/dMMR mCRC) compared to chemotherapy.

	Renal Cell Carcinoma	January 2024
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

Product	Indication	Date	Developments

Reblozyl	Myelodysplastic Syndromes	April 2024
Announced the EC expanded approval of Reblozyl to include the first-line treatment of transfusion-dependent anemia due to very low, low and intermediate-risk myelodysplastic syndromes. The approval covers all European Union member states and is based on the pivotal Phase III COMMANDS trial.

January 2024
Announced that Japan's Ministry of Health, Labour and Welfare granted manufacturing and marketing approval for Reblozyl for MDS-related anemia. The approval is based on the results of the global Phase III COMMANDS trial and the Phase III MEDALIST study, as well as a Japanese Phase II study (Study MDS-003) in red blood cell transfusion-independent low-risk MDS patients.

Zeposia	Multiple Sclerosis	March 2024
Announced that data from the Phase III DAYBREAK open-label extension trial demonstrated the long-term efficacy and safety profile of Zeposia in patients with relapsing forms of multiple sclerosis. In the DAYBREAK long-term extension study, treatment with Zeposia demonstrated a low annualized relapse rate of 0.098 and 67% of patients were relapse-free at six years. An analysis of DAYBREAK data showed nearly 97% of followed patients were relapse-free at 90 days post Zeposia discontinuation. Patients that did relapse showed no evidence of rebound effect.

	Crohn's disease	March 2024
Following initial analysis of results from the first of two induction studies in the Phase III YELLOWSTONE trial evaluating Zeposia in adult patients with moderate-to-severe active Crohn’s disease, it was determined that the study did not meet its primary endpoint of clinical remission at Week 12. The safety profile of Zeposia in this study was consistent with that observed in previously reported trials.

	Ulcerative Colitis	February 2024
Announced that Japan's Ministry of Health, Labour and Welfare has accepted the Japanese New Drug Application for Zeposia for the treatment of moderate-to-severe ulcerative colitis, based on results from the Japanese Phase II/III RPC01-3013 study.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2024. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as "should," "could," "expect," "anticipate," "estimate," "target," "may," "project," "guidance," "intend," "plan," "believe," "will" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2023 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2023 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2023 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
January 1 to 31, 2024	35,289	$51.92	—	$5,014
February 1 to 29, 2024	19,976	$49.31	—	$5,014
March 1 to 31, 2024	2,361,853	$53.73	—	$5,014
Three months ended March 31, 2024	2,417,118		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations in February 2020, January and December 2021 and December 2023, in the amounts of $5.0 billion, $2.0 billion, $15.0 billion and $3.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was $5.0 billion as of March 31, 2024. Refer to "Item 8. Financial Statements and Supplementary Data—Note 17. Equity" in our 2023 Form 10-K for information on the share repurchase program.

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
4a.
Fifteenth Supplemental Indenture, dated as of February 22, 2024, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on February 22, 2024).

4b.	Form of $500,000,000 Floating Rate Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on February 22, 2024).
4c.	Form of $1,000,000,000 4.950% Notes due 2026 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on February 22, 2024).
4d.	Form of $1,000,000,000 4.900% Notes due 2027 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on February 22, 2024).
4e.	Form of $1,750,000,000 4.900% Notes due 2029 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on February 22, 2024).
4f.	Form of $1,250,000,000 5.100% Notes due 2031 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on February 22, 2024).
4g.	Form of $2,500,000,000 5.200% Notes due 2034 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on February 22, 2024).
4h.	Form of $500,000,000 5.500% Notes due 2044 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on February 22, 2024).
4i.	Form of $2,750,000,000 5.550% Notes due 2054 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on February 22, 2024).
4j.	Form of $1,750,000,000 5.650% Notes due 2064 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on February 22, 2024).
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023	Mirati	Mirati Therapeutics, Inc.
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of unsecured senior notes issued by BMS in February 2024	MPM	malignant pleural mesothelioma
aGVHD	acute graft-versus-host disease	NKT	natural killer T cells
ANDA	Abbreviated New Drug Application	NDA	New Drug Application
AstraZeneca	AstraZeneca PLC	NSCLC	non-small cell lung cancer
BCMA	B-cell maturation antigen-directed	Nimbus	Nimbus Therapeutics
CAR-T	chimeric antigen receptor T-cell	NVAF	non-valvular atrial fibrillation
Celgene	Celgene Corporation	OECD	Organization for Economic Co-operation and Development
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Ono	Ono Pharmaceutical Co., Ltd
CGDP	Coverage Gap Discount Program	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	PD-1	programmed cell death protein 1
CRC	colorectal carcinoma	PD-L1	programmed death-ligand 1
EC	European Commission	PDUFA	Prescription Drug User Fee Act
EPS	earnings per share	PsA	psoriatic arthritis
ESA	erythropoiesis stimulating agent	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended March 31, 2024
EU	European Union	R&D	research and development
Exchange Act	the Securities Exchange Act of 1934	RA	rheumatoid arthritis
FDA	U.S. Food and Drug Administration	RayzeBio	RayzeBio, Inc.
FL	follicular lymphoma	RCC	renal cell carcinoma
GAAP	generally accepted accounting principles	REMS	risk evaluation and mitigation strategy
GTN	gross-to-net	Sanofi	Sanofi S.A.
HCC	hepatocellular carcinoma	SEC	U.S. Securities and Exchange Commission
HCM	hypertrophic cardiomyopathy	Section 174	Guidance on amortization of specified research or experimental expenditures under Section 174 Notice 2023-63
IMDC	International Metastatic - Renal Cell Carcinoma Database Consortium	sNDA	Supplemental New Drug Application
IPRD	in-process research and development	SPC	Supplementary Protection Certificate
IRA	Inflation Reduction Act of 2022	SystImmune	SystImmune, Inc.
IRS	Internal Revenue Service	Takeda	Takeda Pharmaceutical Company Limited
IV	intravenous	Turning Point	Turning Point Therapeutics, Inc.
JIA	juvenile idiopathic arthritis	UC	ulcerative colitis
Juno	Juno Therapeutics, Inc.	UK	United Kingdom
Karuna	Karuna Therapeutics, Inc.	U.S.	United States
MDL	multi-district litigation	USPTO	U.S. Patent and Trademark Office
MDS	myelodysplastic syndromes	VAT	value added tax
Merck	Merck & Co.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 25, 2024	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph. D. Chairman of the Board and Chief Executive Officer

Date:	April 25, 2024	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer