Form 10-Q
period 2024-06-30
BRISTOL MYERS SQUIBB CO
filed 2024-07-26
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
At July 19, 2024, there were 2,027,395,178 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2024

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	54

Item 4.
Controls and Procedures	54

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	54

Item 1A.
Risk Factors	54

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 5.
Other Information	55

Item 6.
Exhibits	56

Summary of Abbreviated Terms	57
Signatures	58
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2024	2023	2024	2023
Net product sales	$11,925	$10,917	$23,484	$21,965
Alliance and other revenues	276	309	582	598
Total Revenues	12,201	11,226	24,066	22,563

Cost of products sold(a)	3,267	2,876	6,199	5,442
Marketing, selling and administrative	1,928	1,934	4,295	3,696
Research and development	2,899	2,258	5,594	4,579
Acquired IPRD	132	158	13,081	233
Amortization of acquired intangible assets	2,416	2,257	4,773	4,513
Other (income)/expense, net	273	(116)	354	(529)
Total Expenses	10,915	9,367	34,296	17,934

Earnings/(loss) before income taxes	1,286	1,859	(10,230)	4,629
Income tax (benefit)/provision	(398)	(218)	(6)	285
Net earnings/(loss)	1,684	2,077	(10,224)	4,344
Noncontrolling interest	4	4	7	9
Net earnings/(loss) attributable to BMS	$1,680	$2,073	$(10,231)	$4,335

Earnings/(Loss) per common share:
Basic	$0.83	$0.99	$(5.05)	$2.07
Diluted	0.83	0.99	(5.05)	2.06
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME/(LOSS)	2024	2023	2024	2023
Net earnings/(loss)	$1,684	$2,077	$(10,224)	$4,344
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	54	3	245	(121)
Pension and postretirement benefits	(64)	(11)	(51)	(11)
Marketable debt securities	—	—	(2)	—
Foreign currency translation	(46)	(11)	(102)	26
Total Other Comprehensive Income/(Loss)	(56)	(19)	90	(106)

Comprehensive income/(loss)	1,628	2,058	(10,134)	4,238
Comprehensive income attributable to noncontrolling interest	4	4	7	9
Comprehensive income/(loss) attributable to BMS	$1,624	$2,054	(10,141)	4,229
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$6,293	$11,464
Marketable debt securities	360	816
Receivables	11,423	10,921
Inventories	3,077	2,662
Other current assets	5,737	5,907
Total Current assets	26,890	31,770
Property, plant and equipment	6,845	6,646
Goodwill	21,732	21,169
Other intangible assets	29,428	27,072
Deferred income taxes	3,323	2,768
Marketable debt securities	357	364
Other non-current assets	6,071	5,370
Total Assets	$94,646	$95,159

LIABILITIES
Current liabilities:
Short-term debt obligations	$3,531	$3,119
Accounts payable	3,751	3,259
Other current liabilities	15,983	15,884
Total Current liabilities	23,265	22,262
Deferred income taxes	461	338
Long-term debt	48,858	36,653
Other non-current liabilities	4,993	6,421
Total Liabilities	77,577	65,674

Commitments and Contingencies

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	45,766	45,684
Accumulated other comprehensive loss	(1,456)	(1,546)
Retained earnings	16,103	28,766
Less cost of treasury stock	(43,690)	(43,766)
Total BMS Shareholders’ Equity	17,015	29,430
Noncontrolling interest	54	55
Total Equity	17,069	29,485
Total Liabilities and Equity	$94,646	$95,159
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)/earnings	$(10,224)	$4,344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	5,128	4,861
Deferred income taxes	(1,042)	(1,634)
Stock-based compensation	258	259
Impairment charges	871	67
Divestiture gains and royalties	(550)	(417)
Acquired IPRD	13,081	233
Equity investment (gains)/losses	(209)	213
Other adjustments	20	(9)
Changes in operating assets and liabilities:
Receivables	(540)	(240)
Inventories	(443)	(298)
Accounts payable	41	22
Rebates and discounts	70	(418)
Income taxes payable	(1,033)	(1,235)
Other	(268)	(891)
Net cash provided by operating activities	5,160	4,857
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	822	327
Purchase of marketable debt securities	(358)	(555)
Proceeds from sales of equity investments	60	67
Capital expenditures	(546)	(537)
Divestiture and other proceeds	511	421
Acquisition and other payments, net of cash acquired	(21,426)	(262)
Net cash used in investing activities	(20,937)	(539)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt obligations	2,987	—
Repayments of short-term debt obligations	(2,731)	—
Other short-term financing obligations, net	409	243
Proceeds from issuance of long-term debt	12,883	—
Repayments of long-term debt	(395)	(1,879)
Repurchase of common stock	—	(1,155)
Dividends	(2,429)	(2,393)
Stock option proceeds and other, net	(103)	(39)
Net cash provided by/(used in) financing activities	10,621	(5,223)
Effect of exchange rates on cash, cash equivalents and restricted cash	(67)	5
Decrease in cash, cash equivalents and restricted cash	(5,223)	(900)
Cash, cash equivalents and restricted cash at beginning of period	11,519	9,325
Cash, cash equivalents and restricted cash at end of period	$6,296	$8,425
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2024 and December 31, 2023 and the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 included in the 2023 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Recently Issued Accounting Standards Not Yet Adopted

Income Taxes

In December 2023, the FASB issued amended guidance on income tax disclosures. The guidance is intended to provide additional disaggregation to the effective income tax rate reconciliation and income tax payment disclosures. The amended guidance is effective for annual periods beginning January 1, 2025 and should be applied on a prospective basis. Early adoption is permitted.

Segment Reporting

In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied on a retrospective basis. Early adoption is permitted.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Net product sales	$11,925	$10,917	$23,484	$21,965
Alliance revenues	116	179	250	323
Other revenues	160	130	332	275
Total Revenues	$12,201	$11,226	$24,066	$22,563

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Gross product sales	$20,780	$18,111	$40,075	$35,399
GTN adjustments(a)
Charge-backs and cash discounts	(2,843)	(2,279)	(5,399)	(4,370)
Medicaid and Medicare rebates	(3,864)	(3,143)	(6,948)	(5,625)
Other rebates, returns, discounts and adjustments	(2,148)	(1,772)	(4,244)	(3,439)
Total GTN adjustments(b)	(8,855)	(7,194)	(16,591)	(13,434)
Net product sales	$11,925	$10,917	$23,484	$21,965
(a)    Includes reductions/(increases) to GTN adjustments for product sales made in prior periods resulting from changes in estimates of ($19 million) and $61 million for the three and six months ended June 30, 2024 and $11 million and $98 million for the three and six months ended June 30, 2023, respectively.
(b)    Includes U.S. GTN adjustments of $8.0 billion and $14.9 billion for the three and six months ended June 30, 2024 and $6.4 billion and $11.9 billion for the three and six months ended June 30, 2023, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Growth Portfolio
Opdivo	$2,387	$2,145	4,465	$4,347
Orencia	948	927	1,746	1,691
Yervoy	630	585	1,213	1,093
Reblozyl	425	234	779	440
Opdualag	235	154	441	271
Abecma	95	132	177	279
Zeposia	151	100	261	178
Breyanzi	153	100	260	171
Camzyos	139	46	223	75
Sotyktu	53	25	97	41
Augtyro	7	—	13	—
Krazati	32	—	53	—
Other Growth products(a)	341	295	660	575
Total Growth Portfolio	5,596	4,743	10,388	9,161
Legacy Portfolio
Eliquis	3,416	3,204	7,136	6,627
Revlimid	1,353	1,468	3,022	3,218
Pomalyst/Imnovid	959	847	1,824	1,679
Sprycel	424	458	798	887
Abraxane	231	258	448	497
Other Legacy products(b)	222	248	450	494
Total Legacy Portfolio	6,605	6,483	13,678	13,402
Total Revenues	$12,201	$11,226	$24,066	$22,563

United States	$8,801	$7,804	$17,277	$15,756
International	3,224	3,247	6,414	6,477
Other(c)	176	175	375	330
Total Revenues	$12,201	$11,226	$24,066	$22,563
(a)    Includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)    Other revenues include alliance-related revenues for products not sold by BMS's regional commercial organizations.

Beginning in 2024, Puerto Rico revenues are included in International revenues. Prior period amounts have been reclassified to conform to the current presentation.

Revenue recognized from performance obligations satisfied in prior periods was $76 million and $258 million for the three and six months ended June 30, 2024 and $75 million and $241 million for the three and six months ended June 30, 2023, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS refers to these collaborations as alliances, and its partners as alliance partners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Revenues from alliances
Net product sales	$3,470	$3,320	$7,232	$6,852
Alliance revenues	116	179	250	323
Total alliance revenues	$3,586	$3,499	$7,482	$7,175

To/(from) alliance partners
Cost of products sold	$1,692	$1,614	$3,517	$3,320
Marketing, selling and administrative	(65)	(64)	(144)	(138)
Research and development	46	36	100	80
Acquired IPRD	80	55	880	55
Other (income)/expense, net	(102)	(15)	(114)	(27)

Dollars in millions	June 30, 2024	December 31, 2023
Selected alliance balance sheet information
Receivables – from alliance partners	$290	$233
Accounts payable – to alliance partners	1,627	1,394
Deferred income – from alliances(a)	248	274
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2023 Form 10-K. Significant developments and updates related to alliances during the six months ended June 30, 2024 and 2023 are set forth below.

SystImmune

BMS and SystImmune, Inc. ("SystImmune") are parties to a global strategic collaboration for the co-development and co-commercialization of BL-B01D1, a bispecific topoisomerase inhibitor-based anti-body drug conjugate, which is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC and is also in development for breast cancer and other tumor types. BMS paid an upfront fee of $800 million, which was included in Acquired IPRD during the six months ended June 30, 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones.

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

Eisai

In June 2024, BMS and Eisai agreed to end the global strategic collaboration for the co-development and co-commercialization of MORAb-202 due to the ongoing portfolio prioritization efforts within BMS. All rights and obligations for MORAb-202 were transferred to Eisai and BMS will receive $90 million as part of the termination, which was included in Other (income)/expense, net during the three months ended June 30, 2024.

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

BMS acquired all of the issued and outstanding shares of Karuna's common stock for $330.00 per share in an all-cash transaction for total consideration of $14.0 billion, or $12.9 billion net of cash acquired. The acquisition was funded primarily with debt proceeds (see "—Note 10. Financing Arrangements" for further detail). The transaction was accounted for as an asset acquisition since KarXT represented substantially all of the fair value of the gross assets acquired. As a result, $12.1 billion was expensed to Acquired IPRD during the six months ended June 30, 2024. Total consideration also included $1.1 billion of vested equity awards and $289 million of unvested equity awards that were paid during the second quarter of 2024.

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
(a)        Includes cash-settled unvested equity awards of $130 million expensed in Marketing, selling and administrative and $159 million expensed in Research and development during the six months ended June 30, 2024.

Business Combinations

RayzeBio

On February 26, 2024, BMS acquired RayzeBio, a clinical-stage radiopharmaceutical therapeutics ("RPT") company with actinium-based RPTs for solid tumors. The acquisition provided BMS with rights to RayzeBio’s actinium-based radiopharmaceutical platform and lead asset, RYZ101, which is in Phase III development for treatment of gastroenteropancreatic neuroendocrine tumors.

BMS acquired all of the issued and outstanding shares of RayzeBio's common stock for $62.50 per share in an all-cash transaction for total consideration of $4.1 billion, or $3.6 billion net of cash acquired. The acquisition was funded through a combination of cash on hand and debt proceeds (see "—Note 10. Financing Arrangements" for further detail).

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The purchase price allocation is preliminary as it relates to the valuation of income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Total consideration for the acquisition consisted of the following:

Dollars in millions
Cash consideration for outstanding shares	$3,851
Cash consideration for equity awards	296
Consideration paid	4,147
Less: Unvested stock awards(a)	(274)
Total consideration allocated	$3,873
(a)    Includes cash settlement for unvested equity awards of $159 million expensed in Marketing, selling and administrative and $115 million expensed in Research and development during the six months ended June 30, 2024.

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

Mirati

On January 23, 2024, BMS acquired Mirati, a commercial stage targeted oncology company, obtaining the rights to commercialize lung cancer medicine Krazati, and several clinical assets, including MRTX1719. Krazati is an inhibitor of the KRASG12C mutation approved by the FDA as a second-line treatment for patients with NSCLC and is in clinical development in combination with a PD-1 inhibitor as a first-line therapy for patients with NSCLC. Krazati also is in clinical development both as a single agent, and in combinations, for additional indications. MRTX1719 is a potential first-in-class MTA-cooperative PRMT5 inhibitor in Phase I development. BMS obtained access to several other clinical and pre-clinical stage assets, including additional KRAS inhibitors and enabling programs.

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

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The purchase price allocation is preliminary as it relates to the valuation of income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Total consideration for the acquisition consisted of the following:

Dollars in millions
Cash consideration for outstanding shares	$4,596
Cash consideration for equity awards	205
Consideration paid	4,801
Plus: Fair value of CVRs	248
Less: unvested stock awards(a)	(114)
Total consideration allocated	$4,935
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Marketing, selling and administrative and $54 million expensed in Research and development during six months ended June 30, 2024.

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

	Three Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2024	2023	2024	2023	2024	2023
Diabetes business - royalties	$265	$185	$—	$—	$(265)	$(218)
Mature products and other	—	3	—	—	—	—
Total	$265	$188	—	$—	$(265)	(218)

	Six Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2024	2023	2024	2023	2024	2023
Diabetes business - royalties	$496	$401	$—	$—	$(536)	$(406)
Mature products and other	—	7	—	—	—	—
Total	$496	$408	—	$—	$(536)	(406)

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Keytruda* royalties	$(137)	$(284)	$(270)	$(563)
Tecentriq* royalties	(11)	(24)	(23)	(54)
Contingent milestone income	(25)	(5)	(25)	(36)
Amortization of deferred income	(12)	(15)	(24)	(27)
Other royalties and licensing income	(6)	(12)	(10)	(23)
Royalty and licensing income	$(191)	$(340)	$(352)	$(703)

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

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Interest expense (Note 10)	$521	$282	$946	$570
Royalty and licensing income (Note 4)	(191)	(340)	(352)	(703)
Royalty income - divestiture (Note 4)	(265)	(218)	(536)	(406)
Investment income	(87)	(95)	(270)	(197)
Litigation and other settlements (a)	69	(7)	71	(332)
Provision for restructuring (Note 6)	260	113	480	180
Integration expenses (Note 6)	74	59	145	126
Equity investment (gain)/losses (Note 9)	(107)	58	(209)	213
Acquisition expense (Note 4)	1	—	50	—
Other	(2)	32	29	20
Other (income)/expense, net	$273	$(116)	$354	$(529)
(a)    Includes $90 million of income related to the Eisai collaboration termination incurred during the three months ended June 30, 2024 and $400 million of income related to Nimbus' TYK2 program change of control provision incurred during the six months ended June, 30 2023.

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

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisitions of Celgene (2019), Turning Point (2022), Mirati (2024), RayzeBio (2024) and Karuna (2024). The remaining charges of approximately $400 million consist primarily of employee termination costs, IT system integration costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
2023 Restructuring Plan	$264	$170	$332	$231
Celgene and Other Acquisition Plans	93	64	337	138
Total charges	$357	$234	$669	$369

Employee termination costs	$260	$109	$477	$174
Other termination costs	—	4	3	6
Provision for restructuring	260	113	480	180
Integration expenses	74	59	145	126
Accelerated depreciation	20	12	34	13
Asset impairments	—	50	2	50
Other shutdown costs	3	—	8	—
Total charges	$357	$234	$669	$369

Cost of products sold	$3	$36	$17	$37
Marketing, selling and administrative	6	20	12	20
Research and development	14	6	15	6
Other (income)/expense, net	334	172	625	306
Total charges	$357	$234	$669	$369

The following summarizes the charges and spending related to restructuring plan activities:

	Six Months Ended June 30,
Dollars in millions	2024	2023
Beginning balance	$188	$47
Provision for restructuring	480	180
Foreign currency translation and other	(3)	1
Payments	(234)	(48)
Ending balance	$431	$180

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Earnings/(Loss) before income taxes	$1,286	$1,859	$(10,230)	$4,629
Income tax (benefit)/provision	(398)	(218)	(6)	285
Effective tax rate	(30.9)%	(11.7)%	0.1%	6.2%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate for the three months ended June 30, 2024 was primarily impacted by the release of income tax reserves of $644 million related to the resolution of Celgene's 2017-2019 IRS audit and jurisdictional earnings mix resulting from amortization of acquired intangible assets.

The effective tax rate for the six months ended June 30, 2024 was impacted by a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna, as well as the aforementioned income tax reserve releases and jurisdictional earnings mix resulting from amortization of acquired intangible assets.

The effective tax rate during the three and six months ended June 30, 2023 was primarily impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments. In addition, the effective tax rate during the six months ended June 30, 2023 was impacted by jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits.

Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the tax legislation code.

During the six months ended June 30, 2024 and 2023, income tax payments were $2.1 billion and $3.1 billion, including $799 million and $567 million, respectively, for the transition tax following the TCJA enactment.

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

It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2024 could decrease in the range of approximately $110 million to $150 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2024	2023	2024	2023
Net earnings/(loss) attributable to BMS	$1,680	$2,073	$(10,231)	$4,335

Weighted-average common shares outstanding – basic	2,027	2,093	2,025	2,096
Incremental shares attributable to share-based compensation plans	2	9	—	11
Weighted-average common shares outstanding – diluted	2,029	2,102	2,025	2,107

Earnings/(Loss) per common share
Basic	$0.83	$0.99	$(5.05)	$2.07
Diluted	0.83	0.99	(5.05)	2.06

The total number of potential shares of common stock excluded from the diluted (loss)/earnings per common share computation because of the antidilutive impact was 39 million and 44 million for the three and six months ended June 30, 2024, respectively, and not material for the three and six months ended June 30, 2023.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2024			December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$4,004	$—	$—	$8,489	$—
Marketable debt securities
Certificates of deposit	—	201	—	—	609	—
Commercial paper	—	—	—	—	92	—
Corporate debt securities	—	475	—	—	460	—
U.S. Treasury securities	—	41	—	—	19	—
Derivative assets	—	456	—	—	219	—
Equity investments	494	99	—	318	141	—
Derivative liabilities	—	114	—	—	160	—
Contingent consideration liability
Contingent value rights(a)	2	—	248	4	—	—
Other acquisition related contingent consideration	—	—	—	—	—	8
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements." The fair value of the contingent value rights was estimated using a probability-weighted expected return method.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2023 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of June 30, 2024 and December 31, 2023.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of June 30, 2024, and four years as of December 31, 2023.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	June 30, 2024	December 31, 2023
Equity investments with readily determinable fair values	$593	$459
Equity investments without readily determinable fair values	785	698
Limited partnerships and other equity method investments	622	542
Total equity investments	$2,000	$1,699

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Equity investments with RDFV
Net (gain)/loss recognized	$(36)	$47	(122)	188
Less: net (gain)/loss recognized on investments sold	—	(11)	1	(12)
Net unrealized (gain)/loss recognized on investments still held	(36)	58	(123)	200

Equity investments without RDFV
Upward adjustments	(11)	—	(21)	(6)
Net realized (gain)/loss recognized on investments sold	(36)	—	(36)	—
Impairments and downward adjustments	4	—	29	—
Equity in net (income)/loss of affiliates	(28)	11	(59)	31

Total equity investment (gains)/losses	$(107)	$58	(209)	213

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without readily determinable fair values still held as of June 30, 2024 were $207 million and $85 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of June 30, 2024, assuming market rates remain constant through contract maturities, we expect to reclassify pre-tax gains of $80 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.2 billion for the euro contracts and $1.2 billion for Japanese yen contracts as of June 30, 2024.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of June 30, 2024.

In January 2024, BMS entered into forward interest rate contracts of a total notional value of $5.0 billion to hedge future interest rate risk associated with the unsecured senior notes issued in February 2024. The forward interest rate contracts were designated as cash flow hedges and terminated upon the issuance of the unsecured senior notes. The $131 million gain on the transaction was included in Other Comprehensive (Loss)/Income and will be amortized as a reduction to interest expense over the term of the related debt. Amounts expected to be recognized during the subsequent 12 months on forward interest rate contracts are not material.

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

Net Investment Hedges

Cross-currency swap contracts and foreign currency forward contracts of $1.6 billion as of June 30, 2024 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap and foreign currency forward contracts was primarily attributed to the Japanese yen of $660 million and euro of $593 million as of June 30, 2024.

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

During the three and six months ended June 30, 2024, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	June 30, 2024				December 31, 2023
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$6,115	$256	$403	$(8)	$4,772	$130	$1,971	$(66)
Cross-currency swap contracts	583	24	627	(8)	1,210	50	—	—
Designated as net investment hedges
Foreign currency exchange contracts	505	36	377	(2)	—	—	215	(8)
Cross-currency swap contracts	396	29	292	(13)	—	—	747	(43)
Designated as fair value hedges
Interest rate swap contracts	1,000	1	2,255	(18)	2,500	3	1,755	(14)
Not designated as hedges
Foreign currency exchange contracts	3,122	103	1,749	(65)	906	20	1,250	(29)
Total return swap contracts (c)	$441	$7	$—	$—	$401	$16	$—	$—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(29)	$(40)	$(74)	$(53)
Cross-currency swap contracts	—	7	—	36
Interest rate swap contracts	—	4	—	7
Forward interest rate contracts	—	(1)	—	(2)

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(90)	$(44)	$(210)	$(60)
Cross-currency swap contracts	—	(5)	—	(28)
Interest rate swap contracts	—	(4)	—	(7)
The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	$102	$60	$241	$53
Reclassified to Cost of products sold	(29)	(90)	(74)	(210)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	(18)	34	(34)	28
Reclassified to Other (income)/expense, net	10	4	41	(9)
Forward interest rate contract gain/(loss):
Recognized in Other comprehensive (loss)/income	—	—	131	—
Reclassified to Other (income)/expense, net	(1)	—	(2)	—
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	23	34	50	35
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	18	—	41	—
Non-derivatives designated as net investment hedges
Non-U.S. dollar borrowings gain/(loss):
Recognized in Other comprehensive (loss)/income	—	—	—	(10)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	June 30, 2024	December 31, 2023
Commercial paper borrowings	$266	$—
Non-U.S. short-term financing obligations	173	170
Current portion of Long-term debt	3,092	2,873
Other	—	76
Short-term debt obligations	$3,531	$3,119
BMS may issue a maximum of $7.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance under its commercial paper program. During the first quarter of 2024, $3.0 billion of commercial paper was issued and $2.7 billion of it was repaid during the second quarter of 2024. The weighted-average effective borrowing rate on the outstanding commercial paper borrowings was 5.43% as of June 30, 2024.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	June 30, 2024	December 31, 2023
Principal value	$51,449	$38,886
Adjustments to principal value:
Fair value of interest rate swap contracts	(17)	(11)
Unamortized basis adjustment from swap terminations	76	82
Unamortized bond discounts and issuance costs	(405)	(303)
Unamortized purchase price adjustments of Celgene debt	847	872
Total	$51,950	$39,526

Current portion of Long-term debt	$3,092	$2,873
Long-term debt	48,858	36,653
Total	$51,950	$39,526

The fair value of Long-term debt was $47.7 billion as of June 30, 2024 and $36.7 billion as of December 31, 2023 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the first quarter of 2024, BMS issued an aggregate principal amount of $13.0 billion of unsecured senior notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion, consisting of:

Principal Amount (in millions)
Floating rate notes due 2026(a)	$500
4.950% Notes due 2026	1,000
4.900% Notes due 2027	1,000
4.900% Notes due 2029	1,750
5.100% Notes due 2031	1,250
5.200% Notes due 2034	2,500
5.500% Notes due 2044	500
5.550% Notes due 2054	2,750
5.650% Notes due 2064	1,750
Total	$13,000
(a)    As of June 30, 2024, floating rate equals SOFR+0.49%.

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

During the six months ended June 30, 2024, $395 million 3.625% Notes matured and were repaid.

During the six months ended June 30, 2023, $1.9 billion of debt matured and was repaid, including $750 million 2.750% Notes, $890 million 3.250% Notes and $239 million 7.150% Notes.

Interest payments were $735 million and $639 million for the six months ended June 30, 2024 and 2023, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of June 30, 2024, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2029, extendable annually by one year with the consent of the lenders and a $2.0 billion 364-day revolving credit facility expiring in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of June 30, 2024 and December 31, 2023.

Note 11. RECEIVABLES

Dollars in millions	June 30, 2024	December 31, 2023
Trade receivables	$10,471	$9,551
Less: charge-backs and cash discounts	(686)	(646)
Less: allowance for expected credit loss	(39)	(23)
Net trade receivables	9,746	8,882
Alliance, royalties, VAT and other	1,677	2,039
Receivables	$11,423	$10,921

Non-U.S. receivables sold on a nonrecourse basis were $304 million and $503 million for the six months ended June 30, 2024 and 2023, respectively. Receivables from the three largest customers in the U.S. represented 74% and 72% of total trade receivables as of June 30, 2024 and December 31, 2023, respectively.

Note 12. INVENTORIES

Dollars in millions	June 30, 2024	December 31, 2023
Finished goods	$862	$663
Work in process	2,807	2,430
Raw and packaging materials	437	475
Total inventories	$4,106	$3,568

Inventories	$3,077	$2,662
Other non-current assets	1,029	906

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	June 30, 2024	December 31, 2023
Land	$162	$162
Buildings	6,670	6,495
Machinery, equipment and fixtures	3,845	3,717
Construction in progress	1,255	1,075
Gross property, plant and equipment	11,932	11,449
Less accumulated depreciation	(5,087)	(4,803)
Property, plant and equipment	$6,845	$6,646
Depreciation expense was $161 million and $316 million for the three and six months ended June 30, 2024 and $151 million and $297 million for the three and six months ended June 30, 2023, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2023	$21,169
Acquisitions (Note 4)	580
Currency translation and other adjustments	(17)
Balance at June 30, 2024	$21,732

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	June 30, 2024			December 31, 2023
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology(a)	6 years	$1,980	$(110)	$1,870	$—	$—	$—
Acquired marketed product rights(a)	3 – 15 years	63,473	(44,726)	18,747	63,076	(40,184)	22,892
Capitalized software	3 – 10 years	1,532	(1,096)	436	1,497	(1,027)	470
IPRD(a)		8,375	—	8,375	3,710	—	3,710
Total		$75,360	$(45,932)	$29,428	$68,283	$(41,211)	$27,072
(a)    Includes assets acquired in connection with Mirati and RayzeBio acquisitions, as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements."

Amortization expense of Other intangible assets was $2.4 billion and $4.8 billion during the three and six months ended June 30, 2024 and $2.3 billion and $4.6 billion during the three and six months ended June 30, 2023, respectively.

During the three months ended June 30, 2024, a $280 million impairment charge was recorded in Cost of products sold resulting from lower revised cash flow projections for Inrebic. The charge represented a partial impairment based on the excess of the asset’s carrying value over its estimated fair value using discounted cash flow projections.

Additionally, a $590 million IPRD impairment charge for alnuctamab was recorded in Research and development expense in connection with portfolio prioritization. Alnuctamab was being studied as a potential treatment for hematologic diseases and was obtained in the acquisition of Celgene. The charge represented a full write-down of the asset.

An IPRD impairment charge of $20 million was included in Research and development expenses during the six months ended June 30, 2023.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	June 30, 2024	December 31, 2023
Income taxes	$3,337	$3,927
Research and development	799	723
Contract assets	386	416
Restricted cash(a)	2	55
Other	1,213	786
Other current assets	$5,737	$5,907

Dollars in millions	June 30, 2024	December 31, 2023
Equity investments (Note 9)	$2,000	$1,699
Operating leases	1,316	1,390
Inventories (Note 12)	1,029	906
Pension and postretirement	210	284
Research and development	411	413
Restricted cash(a)	1	—
Receivables and convertible notes	642	436
Other	462	242
Other non-current assets	$6,071	$5,370
(a)    Cash is restricted when withdrawal or general use is contractually or legally restricted. As of June 30, 2023, restricted cash of $53 million was included in Cash, cash equivalents and restricted cash in the consolidated statement of cash flows.

Dollars in millions	June 30, 2024	December 31, 2023
Rebates and discounts	$7,686	$7,680
Income taxes	1,474	1,371
Employee compensation and benefits	921	1,291
Research and development	1,231	1,257
Dividends	1,217	1,213
Interest	591	349
Royalties	422	465
Operating leases	177	162
Other	2,264	2,096
Other current liabilities	$15,983	$15,884

Dollars in millions	June 30, 2024	December 31, 2023
Income taxes	$1,783	$3,288
Pension and postretirement	466	480
Operating leases	1,438	1,530
Deferred income	263	300
Deferred compensation	467	427
Contingent value rights	248	—
Other	328	396
Other non-current liabilities	$4,993	$6,421

Note 16. EQUITY

The following table summarizes changes in equity during the six months ended June 30, 2024:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2023	2,923	$292	$45,684	$(1,546)	$28,766	902	$(43,766)	$55
Net (loss)/earnings	—	—	—	—	(11,911)	—	—	3
Other comprehensive income/(loss)	—	—	—	146	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,215)	—	—	—
Stock compensation	—	—	(29)	—	—	(6)	69	—
Balance at March 31, 2024	2,923	$292	$45,655	$(1,400)	$15,640	896	$(43,697)	$58
Net earnings	—	—	—	—	1,680	—	—	4
Other comprehensive loss	—	—	—	(56)	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,217)	—	—	—
Stock compensation	—	—	111	—	—	—	7	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2024	2,923	$292	$45,766	$(1,456)	$16,103	896	$(43,690)	$54

The following table summarizes changes in equity during the six months ended June 30, 2023:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57
Net earnings	—	—	—	—	2,262	—	—	5
Other comprehensive income/(loss)	—	—	—	(87)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,197)	—	—	—
Share repurchase program	—	—	—	—	—	4	(250)	—
Stock compensation	—	—	(25)	—	—	(6)	60	—
Balance at March 31, 2023	2,923	$292	$45,140	$(1,368)	$26,568	823	$(38,808)	$62
Net earnings	—	—	—	—	2,073	—	—	4
Other comprehensive income	—	—	—	(19)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,192)	—	—	—
Stock repurchase program	—	—	—	—	—	13	(911)	—
Stock compensation	—	—	159	—	—	(2)	39	—
Distributions	—	—	—	—	—	—	—	(9)
Balance at June 30, 2023	2,923	292	45,299	(1,387)	27,449	834	(39,680)	57

The following table summarizes the changes in Other comprehensive income by component:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income/(loss)	$84	$(12)	$72	$338	$(59)	$279
Reclassified to net earnings(a)	(20)	2	(18)	(35)	1	(34)
Derivatives qualifying as cash flow hedges	64	(10)	54	303	(58)	245

Pension and postretirement benefits
Actuarial gains/(losses)	(87)	21	(66)	(93)	22	(71)
Amortization(b)	1	—	1	3	—	3
Settlements(b)	—	1	1	19	(2)	17
Pension and postretirement benefits	(86)	22	(64)	(71)	20	(51)

Unrealized losses on marketable debt securities	(1)	1	—	(3)	1	(2)

Foreign currency translation	(37)	(9)	(46)	(81)	(21)	(102)

Other comprehensive income/(loss)	$(60)	$4	$(56)	$148	$(58)	$90

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in Other comprehensive income/(loss)	$94	$(16)	$78	$81	$(13)	$68
Reclassified to net earnings(a)	(86)	11	(75)	(219)	30	(189)
Derivatives qualifying as cash flow hedges	8	(5)	3	(138)	17	(121)

Pension and postretirement benefits
Actuarial gains/(losses)	(13)	2	(11)	(13)	2	(11)

Foreign currency translation	(4)	(7)	(11)	31	(5)	26

Other comprehensive income/(loss)	$(9)	$(10)	$(19)	$(120)	$14	$(106)
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive (loss)/income, net of taxes, were as follows:

Dollars in millions	June 30, 2024	December 31, 2023
Derivatives qualifying as cash flow hedges	$247	$2
Pension and postretirement benefits	(789)	(738)
Marketable debt securities	—	2
Foreign currency translation(a)	(914)	(812)
Accumulated other comprehensive loss	$(1,456)	$(1,546)
(a)Includes net investment hedge gains of $215 million and $144 million as of June 30, 2024 and December 31, 2023, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Cost of products sold	$14	$13	$28	$24
Marketing, selling and administrative	48	56	101	107
Research and development	63	68	129	128
Total Stock-based compensation expense	$125	$137	$258	$259

Income tax benefit(a)	$27	$27	$55	$52
(a)    Income tax benefit excludes excess tax (deficiencies)/benefits from share-based compensation awards that were vested or exercised of $(3) million and $(20) million for the three and six months ended June 30, 2024, and $2 million and $20 million for the three and six months ended June 30, 2023, respectively.

The number of units granted and the weighted-average fair value on the grant date for the six months ended June 30, 2024 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	13.0	$47.54
Market share units	1.3	$58.63
Performance share units	1.9	$53.08

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,075	$90	$123
Expected weighted-average period in years of compensation cost to be recognized	2.9	2.6	2.1

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

In Finland, the court granted our request for a preliminary injunction prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement. A trial regarding Teva's challenge to the validity of the Finnish composition-of-matter patent and related SPC concluded on July 5, 2023. On May 22, 2024, the Finnish court held the patent to be invalid. BMS will seek permission to appeal this decision.

In France, a trial was held regarding Teva's challenge to the validity of the French composition-of-matter patent and related SPC, and a decision was issued on June 8, 2023, confirming their validity and rejecting Teva's claims. Teva has appealed the decision and a hearing of the appeal has been scheduled for April 2025.

In Ireland, the court granted our request for a preliminary injunction prohibiting Teva from making, offering, putting on the market and/or using and/or importing or stocking for the aforesaid purposes, generic Eliquis products. The trial court's preliminary injunction decision was subsequently affirmed on appeal by the Irish Court of Appeal. In a decision delivered on December 8, 2023, the Irish trial court found the Irish composition-of-matter patent and related SPC to be invalid. BMS appealed the Irish trial court's decision. On June 13, 2024, the Irish Court of Appeal entered an injunction restraining Teva from launching its generic product pending the determination of BMS's appeal of the trial court's invalidity decision.

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

In Norway, a trial was held regarding Teva's challenge to the validity of the Norwegian composition-of-matter patent and related SPC, and a decision was issued on May 23, 2023, confirming their validity and rejecting Teva's claims. Teva appealed the decision, and on June 3, 2024, the Court of Appeal issued a decision confirming the validity of the patent and related SPC. The deadline for Teva to appeal the decision of the Court of Appeal is August 19, 2024.

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

In Spain, a trial regarding Teva's challenge to the validity of the Spanish composition-of-matter patent and related SPC was held on October 18-19, 2023, and in a decision delivered in January 2024, the Barcelona Commercial Court found the Spanish composition-of-matter patent and related SPC to be invalid. BMS appealed the decision of the Barcelona Commercial Court to the Barcelona Court of Appeal. In February 2024, the Madrid Commercial Court granted BMS’s preliminary injunctions against Teva, Sandoz and Normon pending determination of the appeal of the decision of the Barcelona Commercial Court. Teva sought an order from the Barcelona Commercial Court to effectively overturn the preliminary injunction. BMS then sought and was granted an order from the Madrid Commercial Court requiring Teva to comply with the preliminary injunction. The issue was referred to the Spanish Supreme Court, which on April 26, 2024 issued a judgment requiring the Madrid Commercial Court to lift the injunction in place against Teva. On July 16, 2024, the Madrid Commercial Court issued a decision maintaining the preliminary injunctions against Sandoz and Normon. In a decision dated July 18, 2024, the Barcelona Court of Appeal overturned the decision of the Barcelona Commercial Court and upheld the validity of the Spanish composition-of-matter patent and related SPC.

In Sweden, a trial was held regarding Teva's challenge to the validity of the Swedish composition-of-matter patent and related SPC, and a decision was issued on November 2, 2022, confirming their validity and rejecting Teva's claims. Teva appealed the decision, and the appeal was heard in May 2024. On June 20, 2024, the Court of Appeal issued a decision upholding the validity of the patent and related SPC.

In Switzerland, a trial was held regarding Teva's challenge to the validity of the Swiss composition-of-matter patent and related SPC, and a decision was issued on March 8, 2024, confirming their validity and rejecting Teva's claims. Teva has appealed this decision.

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

Onureg – U.S.
BMS received Notice Letters from Accord Healthcare, Inc. ("Accord"), MSN Laboratories Private Limited ("MSN"), Teva Pharmaceuticals, Inc. ("Teva") and Natco Pharma Limited ("Natco"), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging U.S. Patent Nos. 11,571,436 (the "'436 Patent") and 8,846,628 (the "'628 Patent"), FDA Orange Book-listed formulation patents covering Onureg, which expire in 2029 and 2030, respectively. In response, BMS filed a patent infringement action against Accord, MSN, Teva and Natco in the U.S. District Court for the District of Delaware. BMS subsequently entered into confidential settlement agreements with each of Accord, MSN, Teva and Natco, and the cases against each have been dismissed.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited ("GenRx") obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex ("GenRx-Apotex"). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi's Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi's injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia ("Full Court") appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($298 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing concluded in February 2021. On June 26, 2023, the appeal court issued a ruling in BMS and Sanofi's favor, upholding the lower court's decision. In December 2023, the Australian government was granted leave to appeal the decision to the High Court of Australia, and the High Court scheduled an appeal hearing for September 4-6, 2024.

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

In May and June 2024, BMS received Notice Letters from Synthon BV ("Synthon") and Apotex Inc. ("Apotex"), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Zeposia in the U.S. and challenging a U.S. patent listed in the Orange Book for Zeposia. In response, BMS filed patent infringement actions against Synthon and Apotex in the U.S. District Court for the District of Delaware.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS appealed the decision. On March 15, 2023, the Hawaii Supreme Court issued its decision, reversing in part and affirming in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination. A new bench trial concluded on October 16, 2023. On May 21, 2024, the trial court issued a new decision against Sanofi and BMS, imposing penalties in the total amount of $916 million, with $458 million attributed to BMS. Sanofi and BMS will appeal the decision.

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

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all the federal Onglyza* cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims were pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco ("JCCP"). The JCCP court granted summary judgment to defendants in March 2022, a decision which was affirmed by the California Court of Appeal. The California Supreme Court declined to review the decision in July 2023. In the MDL, the court granted defendants' motion to exclude plaintiffs' only general causation expert on January 5, 2022 and granted summary judgment on August 2, 2022. The United States Court of Appeals for the Sixth Circuit affirmed the decision on February 13, 2024 and the deadline to file a petition for certiorari with the Supreme Court of the United States has passed. A small number of plaintiffs in other jurisdictions voluntarily dismissed their claims, and related tolling agreements have expired. As part of BMS's global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the "Celgene Securities Class Action"). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene's 2020 outlook and projected sales of Otezla*, and (3) the NDA for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiffs' amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In March 2023, the Court granted the defendants leave to file a motion for summary judgment, the briefing for which was completed in June 2023. On September 8, 2023, the Court granted in part and denied in part defendants' motion for summary judgment as to the claims regarding statements made by the remaining officer defendants. As to the claims regarding Celgene’s corporate statements, the Court denied the defendants’ motion without prejudice and granted the defendants leave to re-raise the issue. On October 27, 2023, the defendants filed a motion for partial summary judgment as to Celgene’s corporate statements. On July 23, 2024, the Court granted the defendants’ motion as to individual liability for those corporate statements but reserved decision as to the company's liability, noting that another opinion would be forthcoming.

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

The California Public Employees' Retirement System in April 2021 (the "CalPERS Action"); DFA Investment Dimensions Group Inc., on behalf of certain of its funds; and American Century Mutual Funds, Inc., on behalf of certain of its funds, in July 2021 (respectively, the "DFA Action" and the "American Century Action"), and GIC Private Limited in September 2021 (the "GIC Action"), filed separate individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions. In October 2021, these actions were consolidated for pre-trial proceedings with the Schwab Action. The Court also consolidated any future direct actions raising common questions of law and fact with the Schwab Action (the "Consolidated Schwab Action"). On October 2, 2023, defendants filed a motion for partial summary judgment in the Consolidated Schwab Action. The motion is fully briefed and currently pending before the Court.

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

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene's former chairman and chief executive officer. The Court had temporarily stayed the action pending resolution of the federal action, but lifted the stay on March 21, 2024, following the dismissal of the federal action. On April 4, 2024, defendants moved to dismiss the New Jersey complaint. On June 25, 2024, the Court granted defendants' motion and dismissed the complaint in its entirety without prejudice.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against the U.S. Department of Health & Human Services and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. On August 29, 2023, the government selected Eliquis for this program. In its lawsuit, BMS argues that this program violates the Fifth Amendment, which requires the government to pay just compensation if it takes property for public use, by requiring pharmaceutical manufacturers to provide medicines to third parties at prices set by the government that necessarily fall below fair market value. BMS also argues that this program violates the First Amendment right to free speech by requiring manufacturers to state that they agree that the price set by the government is the medicine's "maximum fair price" as determined by negotiation, even though there is no true negotiation. On August 16, 2023, BMS filed a motion for summary judgment. On October 16, 2023, the government filed an opposition to BMS’s motion for summary judgment and a cross-motion for summary judgment. The court heard oral argument on the parties' summary judgment motions on March 7, 2024. On April 29, 2024, the court issued an opinion and order that denied BMS's motion for summary judgment and granted the government's cross-motion for summary judgment. BMS appealed to the United States Court of Appeals for the Third Circuit and briefing on the appeal is scheduled to be completed by October 2, 2024.

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

In March 2019, Humana Inc. ("Humana"), which opted out of the above settlement, filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana's complaint makes largely the same claims and allegations as were made in the now settled Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys' fees and costs. In May 2019, Celgene filed a motion to dismiss Humana's complaint. In April 2022, the Court issued an order denying Celgene's motion to dismiss. That order addressed only Celgene's argument that certain of Humana's claims were barred by the statute of limitations. The Court's order did not address Celgene's other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS subsequently filed a motion to dismiss Humana's amended complaint. On August 18, and September 8, 2023, the Court held argument on Celgene and BMS' motion. On June 6, 2024, the Court granted Celgene and BMS's motion to dismiss in its entirety. The Court granted Humana and the other plaintiffs referenced immediately below (other than United HealthCare Services Inc. ("UHS"), which had previously amended) leave to amend their complaints, with any amended complaint to be filed by August 5, 2024.

UHS, Blue Cross Blue Shield Association ("BCBSM"), BCBSM Inc., Health Care Service Corporation ("HCSC"), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation ("Cigna"), Molina Healthcare, Inc. ("Molina") and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, "MSP")) filed lawsuits between 2020 and 2022 making largely the same claims and allegations as were made in the now-settled class action litigation and in the Humana opt-out action. The UHS and MSP matters include additional claims related to copay assistance for Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey. BCBSM has voluntarily dismissed its claims. The Court's order granting Celgene and BMS's motion to dismiss in the Humana action dismissed the complaints filed by these plaintiffs as well (except as to UHS, which has already been amended). The Court granted these plaintiffs leave to amend all dismissed claims, with the exception of MSP's claims under RICO, which were dismissed with prejudice. Any amended complaint must be filed by August 5, 2024.

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

In November 2022, certain specialty pharmacies filed an action as direct purchasers against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The action makes largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now settled class action litigation, and seek injunctive relief and damages under the Sherman Antitrust Act. Also in November 2022, a putative class of end-payor plaintiffs filed an action against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The class complaint brings claims based on Celgene's allegedly anticompetitive settlements of Revlimid patent litigation, seeking damages under state antitrust and consumer protection laws and injunctive relief under federal antitrust law. Celgene, BMS and the generic defendants have filed consolidated motions to dismiss these two actions. The motions were fully briefed in May 2023 and administratively terminated in November 2023 pending a ruling on Celgene and BMS's motion to dismiss the Humana amended complaint. In view of the Court's dismissal decision in the Humana action described above, these plaintiffs have stated that they will seek leave to file amended complaints by August 5, 2024. No trial dates have been scheduled.

In October and November 2023, three healthcare systems—the Mayo Clinic, LifePoint Corporate Services, G.P. and Intermountain Health, Inc.—filed two new lawsuits against Celgene, BMS and certain generic manufacturers making largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now-settled class action litigation, and seeking injunctive relief and damages under the Sherman Antitrust Act and parallel state laws. In view of the Court's dismissal decision in the Humana action described above, these plaintiffs have stated that they will file amended complaints by August 5, 2024. Those actions are pending in the U.S. District Court for the District of New Jersey. No trial dates have been scheduled.

MSK Contract Litigation
On April 1, 2022, Memorial Sloan Kettering Cancer Center and Eureka Therapeutics, Inc. (collectively, "Plaintiffs") filed a complaint against BMS, Celgene and Juno (collectively, "Defendants"). In June 2022, Plaintiffs filed an amended complaint. Plaintiffs allege that Defendants breached a license agreement by allegedly failing to use commercially reasonable efforts to develop, manufacture, and commercialize a certain chimeric antigen receptor product and by failing to pay Plaintiffs a running royalty of at least 1.5% of worldwide sales of Abecma allegedly owed to Plaintiffs under the license agreement. Defendants disagree with plaintiffs' claims, and filed a motion to dismiss the amended complaint in July 2022. On January 24, 2024, the Court granted Defendants’ motion to dismiss as to BMS and Celgene, removing them from the case. On July 22, 2024, Defendants entered into a confidential settlement of this matter with Plaintiffs, pursuant to which all claims in the litigation are to be dismissed.

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

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $77 million as of June 30, 2024, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are (i) to continue to renew and diversify our portfolio through launching new medicines, (ii) advancing our early, mid and late-stage pipeline, and (iii) executing disciplined business development. Our focus is on discovering, developing and delivering transformational medicines for patients facing serious diseases in the following five core therapeutic areas: (i) oncology with a priority in certain tumor types, including diversification beyond IO; (ii) hematology with opportunities to expand leadership position in multiple myeloma, as well as broaden our portfolio across leukemias, lymphomas and non-malignant hematologic diseases; (iii) immunology with a focus in dermatology, rheumatology and gastrointestinal disorders, establishing new standards of care in pulmonology and rapidly advancing cell therapy into immunology diseases; (iv) cardiovascular diseases with focus on cardiomyopathies, heart failures and thrombotic diseases; and (v) neuroscience with a focus on neuropsychiatry, neurodegenerative and neuroinflammation diseases. We are working on accelerating our drug development and delivery of our innovative medicines to patients, enhancing our commercial operating model, as well as enhancing flexibility and reliability of our manufacturing network. We remain committed to strategic business development and maintaining a strong investment grade credit rating, growing the dividend and reducing additional debt that was issued in support of recent transactions during the first quarter of 2024. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2023 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In 2024, we achieved significant advances in CAR-T cell therapy with the approval of Breyanzi in the U.S. for adults with relapsed or refractory CLL/SLL, follicular lymphoma and mantle cell lymphoma; and Abecma in the U.S. and EU for triple-class exposed relapsed and refractory multiple myeloma after two or more prior lines of therapy. In addition, Reblozyl received expanded approval to include the first-line treatment of adult patients with transfusion-dependent anemia due to very low, low and intermediate-risk myelodysplastic syndromes in the EU and Japan. In oncology, we received (i) accelerated approval in the U.S. of Krazati in combination with cetuximab as a targeted treatment option for adult patients with KRASG12C-mutated locally advanced or metastatic colorectal cancer; (ii) approval in the U.S. of Augtyro for the treatment of patients with NTRK-positive locally advanced or metastatic solid tumors; and (iii) both in the U.S. and EU, approval of Opdivo in combination with cisplatin and gemcitabine for first-line treatment of adult patients with unresectable or metastatic muscle invasive urothelial carcinoma. Refer to "—Product and Pipeline Developments" for additional updates on our pipeline.

Additionally, we completed the following acquisitions in 2024: (i) Karuna, a biopharmaceutical company in the area of developing and delivering psychiatric and neurological conditions medicines; (ii) RayzeBio, a clinical-stage radiopharmaceutical therapeutics company with a pipeline of potentially first-in-class and best-in-class drug development programs, and (iii) Mirati, a commercial stage targeted oncology company, with a commercialized medicine, Krazati, in addition to a pipeline of clinical and pre-clinical stage oncology assets. BMS also entered into a strategic collaboration with SystImmune, to co-develop and co-commercialize BL-B01D1, a bispecific topoisomerase inhibitor-based anti-body drug conjugate, which is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC and is also in development for breast cancer and other tumor types. We also entered into a worldwide capacity reservation and supply agreement with Cellares for the manufacturing of CAR-T cell therapies. This agreement is expected to enable us to expand our manufacturing capacity through a platform that is scalable and has the potential to improve turnaround time. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to "Item 1. Financial Statements—Note 3. Alliances" and "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements".

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. In the first half of 2024, we began to execute a strategic productivity initiative that will drive approximately $1.5 billion in annual cost savings by the end of 2025, the majority of which are expected to be reinvested to fund innovation and drive growth. As a result, we are focusing resources on R&D programs with the potential to deliver the greatest return on investment, prioritizing investments in key growth brands, and optimizing operations across the organization. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2024	2023	2024	2023
Total Revenues	$12,201	$11,226	$24,066	$22,563

Diluted (loss)/earnings per share
GAAP	$0.83	$0.99	$(5.05)	$2.06
Non-GAAP	2.07	1.75	(2.33)	3.80

Revenues increased by 9% during the second quarter of 2024 and 7% year-to-date due to the Growth Portfolio and Eliquis, partially offset by Revlimid.

The $0.16 decrease in GAAP EPS for the second quarter of 2024 was primarily driven by the impact of certain specified items, including intangible asset impairments, and higher interest expense resulting from the recent acquisitions, partially offset by higher revenues. After adjusting for specified items, the $0.32 increase in non-GAAP EPS was primarily due to higher revenues partially offset by higher interest expense resulting from the debt associated with recent acquisitions and lower royalty income.

The $7.11 decrease in GAAP EPS year-to-date was primarily driven by higher one-time Acquired IPRD charges primarily from the Karuna asset acquisition and SystImmune collaboration ($6.29) and the impact of certain specified items, including intangible asset impairments, as well as the cash settlement of unvested stock awards. After adjusting for specified items, the $6.13 decrease in non-GAAP EPS was primarily due to the above mentioned Acquired IPRD charges, higher interest expense resulting from the recent acquisitions and lower royalty income, partially offset by higher revenues.

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

In addition, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. We cannot predict whether a final rule will be adopted along the lines proposed and, if adopted, whether the government would seek to exercise march-in rights for any of our products. Other proposals and potential executive orders focused on drug pricing remain possible. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations.

At the state level, multiple states have passed, are pursuing or are considering government actions, legislation or proposals to change drug pricing and reimbursement (e.g., establishing prescription drug affordability boards, implementing manufacturer mandates tied to the Federal Public Health Service drug pricing program, etc.). Some of these state-level government actions, legislation and proposals may also influence federal and other state policies and legislation. Given the current uncertainty surrounding the adoption, timing and implementation of many of these measures, as well as pending litigation challenging such laws, we are unable to predict their full impact on our business. However, such measures could modify or decrease access, coverage, or reimbursement of our products, or result in significant changes to our sales or pricing practices, which could have a material impact on our revenues and results of operations. With respect to the Federal Public Health Service drug pricing program, eight states have enacted laws regulating manufacturer pricing obligations under the program. Several additional states are considering similar potential legislation or other government actions, and we expect other states may do the same in the future.

Additionally, in connection with the IRA, the following changes have been made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. We continue to evaluate the impact of the IRA on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations. Furthermore, countries are in the process of enacting changes to their tax laws to implement the agreement by the OECD to establish a global minimum tax. See risk factors on these items included under "Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins" and "—Changes to tax regulations could negatively impact our earnings" in our 2023 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2024 as of July 26, 2024:

Product	Date	Approval

Krazati	June 2024
FDA accelerated approval for Krazati in combination with cetuximab as a targeted treatment option for adult patients with KRASG12C-mutated locally advanced or metastatic colorectal cancer, as determined by an FDA-approved test, who have received prior treatment with fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy.

Augtyro	June 2024
FDA accelerated approval of Augtyro for the treatment of adult and pediatric patients 12 years of age and older with solid tumors that have a neurotrophic tyrosine receptor kinase gene fusion, are locally advanced or metastatic or where surgical resection is likely to result in severe morbidity, and have progressed following treatment or have no satisfactory alternative therapy.

Opdivo	May 2024	EC approved Opdivo in combination with cisplatin and gemcitabine for the first-line treatment of adult patients with unresectable or metastatic urothelial carcinoma.

Breyanzi	May 2024
FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory mantle cell lymphoma who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor.

Breyanzi	May 2024	FDA accelerated approval of Breyanzi for the treatment of adult patients with relapsed or refractory follicular lymphoma who have received at least two prior lines of systemic therapy.

Abecma	April 2024
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

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the second quarter of 2024.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	2024	2023	% Change	Foreign Exchange(b)	2024	2023	% Change	Foreign Exchange(b)
United States	$8,801	$7,804	13%	N/A	$17,277	$15,756	10%	N/A
International	3,224	3,247	(1)%	(7)%	6,414	6,477	(1)%	(5)%
Other(a)	176	175	1%	N/A	375	330	14%	N/A
Total	$12,201	$11,226	9%	(2)%	$24,066	$22,563	7%	(1)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues increased 13% during the second quarter of 2024 and 10% year-to-date primarily due to higher demand for the Growth and Legacy Portfolios, partially offset by Abecma and Revlimid. Average U.S. net selling prices decreased 1% year-to-date compared to the same period a year ago.

International

•International revenues decreased 1% for both the second quarter of 2024 and year-to-date due to foreign exchange impacts and lower demand for the Legacy Portfolio, partially offset by higher demand for the Growth Portfolio. The negative foreign exchange impact of 7% during the second quarter and 5% year-to-date was primarily attributed to the devaluation of the Argentine peso, which was mostly offset by inflation-related local currency price increases.

Beginning in 2024, Puerto Rico revenues are presented as part of International revenues to align with management's review of the Company's financial results. Prior period amounts have been recast to conform to the current presentation. No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2024 and 2023. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Gross product sales	$20,780	$18,111	15%	$40,075	$35,399	13%
GTN adjustments
Charge-backs and cash discounts	(2,843)	(2,279)	25%	(5,399)	(4,370)	24%
Medicaid and Medicare rebates	(3,864)	(3,143)	23%	(6,948)	(5,625)	24%
Other rebates, returns, discounts and adjustments	(2,148)	(1,772)	21%	(4,244)	(3,439)	23%
Total GTN adjustments	(8,855)	(7,194)	23%	(16,591)	(13,434)	24%
Net product sales	$11,925	$10,917	9%	$23,484	$21,965	7%

GTN adjustments percentage	42%	40%	2%	41%	38%	3%
U.S.	48%	45%	3%	46%	43%	3%
Non-U.S.	20%	20%	—%	21%	19%	2%

Reductions/(increases) to provisions for product sales made in prior periods resulting from changes in estimates were ($19 million) and $61 million for the three and six months ended June 30, 2024 and $11 million and $98 million for the three and six months ended June 30, 2023, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to product mix and higher government channel rebates.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Growth Portfolio
Opdivo	$2,387	$2,145	11%	$4,465	$4,347	3%
U.S.	1,406	1,221	15%	2,561	2,502	2%
Non-U.S.	981	924	6%	1,904	1,845	3%

Orencia	948	927	2%	1,746	1,691	3%
U.S.	742	695	7%	1,314	1,246	5%
Non-U.S.	206	232	(11)%	432	445	(3)%

Yervoy	630	585	8%	1,213	1,093	11%
U.S.	404	368	10%	772	680	14%
Non-U.S.	226	217	4%	441	413	7%

Reblozyl	425	234	82%	779	440	77%
U.S.	348	178	96%	641	334	92%
Non-U.S.	77	56	38%	138	106	30%

Opdualag	235	154	53%	441	271	63%
U.S.	223	151	48%	421	267	58%
Non-U.S.	12	3	*	20	4	*

Abecma	95	132	(28)%	177	279	(37)%
U.S.	54	115	(53)%	106	233	(55)%
Non-U.S.	41	17	*	71	46	54%

Zeposia	151	100	51%	261	178	47%
U.S.	111	73	52%	183	124	48%
Non-U.S.	40	27	48%	78	54	44%

Breyanzi	153	100	53%	260	171	52%
U.S.	122	83	47%	209	141	48%
Non-U.S.	31	17	82%	51	30	70%

Camzyos	139	46	*	223	75	*
U.S.	130	46	*	207	75	*
Non-U.S.	9	—	N/A	16	—	N/A

Sotyktu	53	25	*	97	41	*
U.S.	41	24	71%	75	39	92%
Non-U.S.	12	1	*	22	2	*

Augtyro	7	—	N/A	13	—	N/A
U.S.	7	—	N/A	13	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Krazati	32	—	N/A	53	—	N/A
U.S.	29	—	N/A	50	—	N/A
Non-U.S.	3	—	N/A	3	—	N/A

Other Growth Products(a)	341	295	16%	660	575	15%
U.S.	168	162	4%	316	306	3%
Non-U.S.	173	133	30%	344	269	28%

Total Growth Portfolio	$5,596	$4,743	18%	$10,388	$9,161	13%
U.S.	3,785	3,116	21%	6,868	5,947	15%
Non-U.S.	1,811	1,627	11%	3,520	3,214	10%

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Legacy Portfolio
Eliquis	$3,416	$3,204	7%	$7,136	$6,627	8%
U.S.	2,544	2,311	10%	5,365	4,838	11%
Non-U.S.	872	893	(2)%	1,771	1,789	(1)%

Revlimid	1,353	1,468	(8)%	3,022	3,218	(6)%
U.S.	1,165	1,219	(4)%	2,618	2,742	(5)%
Non-U.S.	188	249	(24)%	404	476	(15)%

Pomalyst/Imnovid	959	847	13%	1,824	1,679	9%
U.S.	716	565	27%	1,313	1,106	19%
Non-U.S.	243	282	(14)%	511	573	(11)%

Sprycel	424	458	(7)%	798	887	(10)%
U.S.	341	323	6%	623	612	2%
Non-U.S.	83	135	(39)%	175	275	(36)%

Abraxane	231	258	(10)%	448	497	(10)%
U.S.	154	187	(18)%	299	348	(14)%
Non-U.S.	77	71	8%	149	149	—%

Other Legacy Products(b)	222	248	(10)%	450	494	(9)%
U.S.	96	83	16%	191	163	17%
Non-U.S.	126	165	(24)%	259	331	(22)%

Total Legacy Portfolio	$6,605	$6,483	2%	$13,678	13,402	2%
U.S.	5,016	4,688	7%	10,409	9,809	6%
Non-U.S.	1,589	1,795	(11)%	3,269	3,593	(9)%

Total Revenues	$12,201	$11,226	9%	$24,066	$22,563	7%
U.S.	8,801	7,804	13%	17,277	15,756	10%
Non-U.S.	3,400	3,422	(1)%	6,789	6,807	—%
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

•U.S. revenues increased 15% during the second quarter of 2024 primarily due to higher average net selling prices, higher demand and timing of sales channel inventory and customer orders.

•U.S. revenues increased 2% year-to-date primarily due to higher average net selling prices.

•International revenues increased 6% during the second quarter of 2024 and 3% year-to-date primarily due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 12% and 10%, respectively. Excluding foreign exchange impacts, revenues increased 18% and 13%, respectively.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

•U.S. revenues increased 7% during the second quarter of 2024 and 5% year-to-date primarily due to higher demand, partially offset by lower average net selling prices.

•International revenues decreased 11% during the second quarter of 2024 due to foreign exchange impacts of 9%. Excluding foreign exchange impacts, revenues decreased by 2%.

•International revenues decreased 3% year-to-date due to foreign exchange impacts of 8%, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased 5%.

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

•U.S. revenues increased 10% during the second quarter of 2024 and 14% year-to-date due to higher average net selling prices and higher demand.

•International revenues increased 4% during the second quarter of 2024 and 7% year-to-date due to higher demand, partially offset by foreign exchange impacts of 7% in both periods. Excluding foreign exchange impacts, revenues increased by 11% and 14%, respectively.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with lower risk myelodysplastic syndrome and beta thalassemia.

•U.S. revenues increased 96% during the second quarter of 2024 and 92% year-to-date driven by higher demand due to a first line label extension in August 2023.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 48% during second quarter of 2024 and 58% year-to-date primarily due to higher demand.

Abecma (idecabtagene vicleucel) — a BCMA genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues decreased 53% during the second quarter of 2024 and 55% year-to-date due to increased competition in BCMA targeted therapies.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues increased 52% during the second quarter of 2024 and 48% year-to-date primarily due to higher demand.

Breyanzi (lisocabtagene maraleucel) — a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory LBCL after one or more lines of systemic therapy, including DLBCL not otherwise specified, high-grade B-cell lymphoma, primary mediastinal LBCL, grade 3B FL and relapsed or refractory FL after at least two prior lines of systemic therapy, relapsed or refractory CLL or SLL , and relapsed or refractory MCL in patients who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor.

•U.S. revenues increased 47% during the second quarter of 2024 and 48% year-to-date primarily due to higher demand enabled by expanded manufacturing capacity.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic obstructive HCM to improve functional capacity and symptoms. Camzyos was launched in April 2022.

•U.S. revenues increased more than 100% during the second quarter of 2024 and year-to-date, primarily due to higher demand.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Sotyktu was launched in September 2022.

•U.S. revenues increased 71% during the second quarter of 2024 and 92% year-to-date, primarily due to higher demand, partially offset by lower average net selling prices.

Augtyro (repotrectinib) — a kinase inhibitor indicated for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC and for the treatment of adult and pediatric patients 12 years of age and older with solid tumors that have NTRK gene fusion, are locally advanced or metastatic or where surgical resection is likely to result in severe morbidity, and have progressed following treatment or have no satisfactory alternative therapy. Augtyro was launched in November 2023.

Krazati (adagrasib) — a highly selective and potent oral small-molecule inhibitor of the KRASG12C mutation, indicated for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy and for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic CRC, as determined by an FDA-approved test, who have received prior treatment with fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy. Krazati was brought into the BMS portfolio as part of the Mirati acquisition completed in 2024.

Other Growth Brands — includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.

Legacy Portfolio

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 10% during second quarter of 2024 and 11% year-to-date primarily due to higher demand.

•International revenues decreased 2% during the second quarter of 2024 and 1% year-to-date primarily due to foreign exchange impacts of 2% and 1%, respectively. Excluding foreign exchange impacts, revenues were flat.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers have sought to challenge our Eliquis patents and related SPCs and have begun marketing generic versions of Eliquis in certain countries prior to the expiry of our patents and related SPCs, which has led to the filing of infringement and invalidity actions involving our Eliquis patents and related SPCs being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

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

•U.S. revenues decreased 4% during the second quarter of 2024 and 5% year-to-date primarily due to generic erosion and lower average net selling prices, partially offset by the impact of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, in 2023.

•International revenues decreased 24% during second quarter of 2024 and 15% year-to-date primarily due to generic erosion across several European countries and foreign exchange impacts of 4% in both periods. Excluding foreign exchange impacts, revenues decreased by 20% and 11%, respectively.

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

•U.S. revenues increased 27% during the second quarter of 2024 and 19% year-to-date due to higher demand and the impact of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, in 2023.

•International revenues decreased 14% during the second quarter of 2024 and 11% year-to-date primarily due to lower demand and foreign exchange impacts of 3% and 2%, respectively. Excluding foreign exchange impacts, revenues decreased by 11% and 9%, respectively. In the EU, the estimated minimum market exclusivity date is August 2024.

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

•U.S. revenues increased 6% during the second quarter of 2024 and 2% year-to-date primarily due to higher demand partially offset by lower average net selling prices.
•International revenues decreased 39% during the second quarter of 2024 and 36% year-to-date primarily due to lower demand, lower average net selling prices and foreign exchange impacts of 5% and 4%, respectively. Excluding foreign exchange impacts, revenues decreased by 34% and 32%, respectively.

•In the U.S., BMS entered into settlement agreements with certain third parties to sell generic dasatinib products beginning in September 2024, or earlier in certain circumstances. In the EU, generic dasatinib products have entered the market. In Japan, the composition of matter patent for the treatment of non-imatinib-resistant CML has expired.
Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 18% during the second quarter of 2024 and 14% year-to-date primarily due to lower demand.

Other Legacy Portfolio Products — includes other mature brands.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation— SEC Consent Order" in our 2023 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of June 30, 2024, for our U.S. distribution channels, and as of March 31, 2024, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 86% of total gross sales of U.S. products during the six months ended June 30, 2024. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the six months ended June 30, 2024 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Cost of products sold(a)	$3,267	$2,876	14%	$6,199	$5,442	14%
Marketing, selling and administrative	1,928	1,934	—%	4,295	3,696	16%
Research and development	2,899	2,258	28%	5,594	4,579	22%
Acquired IPRD	132	158	(16)%	13,081	233	*
Amortization of acquired intangible assets	2,416	2,257	7%	4,773	4,513	6%
Other (income)/expense, net	273	(116)	*	354	(529)	*
Total Expenses	$10,915	$9,367	17%	$34,296	$17,934	91%
*    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $391 million in the second quarter of 2024 and $757 million year-to-date primarily due to an impairment charge related to Inrebic ($280 million), higher profit sharing and royalty expense ($144 million and $295 million) and higher sales volume.

Marketing, Selling and Administrative

Marketing, selling and administrative expense was flat in the second quarter of 2024.

Marketing, selling and administrative expense increased by $599 million year-to-date primarily due to the impact of recent acquisitions ($507 million, including the cash settlement of unvested stock awards and other related expenses of $372 million) and timing of charitable giving ($150 million).

Research and Development

Research and development expense increased by $641 million in the second quarter of 2024 and $1.0 billion year-to-date primarily due to an IPRD impairment charge relating to alnuctamab ($590 million) and the impact of recent acquisitions ($197 million in the second quarter and $648 million year-to-date). Year-to-date 2024 impact from acquisitions includes the cash settlement of unvested stock awards and other related expenses of $348 million.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Karuna asset acquisition (Note 4)	$—	$—	$12,122	$—
SystImmune upfront fee (Note 3)	—	—	800	—
Evotec designation and opt in license fee	20	40	45	90
Prothena opt-in license fee	80	55	80	55
Other	32	63	34	88
Acquired IPRD	$132	$158	$13,081	$233

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased by $159 million in the second quarter of 2024 and $260 million year-to-date primarily due to the intangible assets acquired through the RayzeBio acquisition in the first quarter of 2024 and FDA approval of Augtyro in the fourth quarter of 2023.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $389 million in the second quarter of 2024 and $883 million year-to-date as discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Interest expense	$521	$282	$946	$570
Royalty and licensing income	(191)	(340)	(352)	(703)
Royalty income - divestitures	(265)	(218)	(536)	(406)
Investment income	(87)	(95)	(270)	(197)
Litigation and other settlements	69	(7)	71	(332)
Provision for restructuring	260	113	480	180
Integration expenses	74	59	145	126
Equity investment (gain)/losses	(107)	58	(209)	213
Acquisition expenses	1	—	50	—
Other	(2)	32	29	20
Other (income)/expense, net	$273	$(116)	$354	$(529)

•Interest expense increased in the second quarter of 2024 and year-to-date compared to 2023 due to additional borrowings. Refer to "Item 1. Financial Statements—Note 10. Financing Arrangements" for further information.
•Royalty income decreased in the second quarter of 2024 and year-to-date primarily due to lower royalty rates for Keytruda* starting in 2024, partially offset by higher royalties from diabetes business divestitures in 2024. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.
•Investment income is primarily driven by changes in average cash and marketable debt securities balances.
•Litigation and other settlements includes amounts related to pricing, sales and promotional practices disputes and securities litigation matters, partially offset by income from the Eisai collaboration termination in 2024. Refer to "Item 1. Financial Statements—Note 3. Alliances" and "Item 1. Financial Statements —Note 18. Legal Proceedings and Contingencies" for further information. Year-to-date 2023 includes income related to the Nimbus' TYK2 program change of control provision and additional settlement costs related to commercial disputes regarding intellectual property matters. Refer to "Item 1. Financial Statements—Note 5. Other (Income)/Expense, Net" for further information.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including the plans discussed further in "Item 1. Financial Statements—Note 6. Restructuring". The increase is primarily due to the recent acquisitions.
•Integration expenses increased in the second quarter of 2024 and year-to-date primarily due to the recent acquisitions.
•Equity investments generated gains in the second quarter of 2024 compared to losses in 2023 primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Acquisition expenses primarily includes investment banking and professional advisory fees.
•Other in 2024 includes a $19 million settlement charge in connection with the termination of the Puerto Rico pension plan.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023
Earnings before income taxes	$1,286	$1,859	$(10,230)	$4,629
Income tax (benefit)/provision	(398)	(218)	(6)	285
Effective tax rate	(30.9)%	(11.7)%	0.1%	6.2%

Impact of specified items	(45.0)%	(28.6)%	43.3%	(10.0)%
Effective tax rate excluding specified items	14.1%	16.9%	(43.2)%	16.2%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate for the second quarter of 2024 was primarily impacted by the release of income tax reserves of $644 million related to the resolution of Celgene's 2017-2019 IRS audit and impacted by specified items including jurisdictional earnings mix resulting from amortization of acquired intangible assets.

Excluding the impact of specified items, the effective tax rate decreased from 16.9% to 14.1% in the second quarter of 2024 primarily due to the release of income tax reserves of $142 million related to the resolution of the aforementioned Celgene audit.

The year-to-date 2024 effective tax rate was primarily impacted by a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna and the $644 million related to the resolution of Celgene's 2017-2019 IRS audits. The Karuna non-tax deductible charge affected the effective tax rate as well as the effective tax rate excluding specified items. In addition, the effective tax rate was impacted by jurisdictional earnings mix resulting from amortization of acquired intangible assets, foreign currency changes on certain net operating loss and other carryforwards in 2024, and other specified items.

The effective tax rate during the second quarter and year-to-date 2023 was primarily impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments. In addition, the effective tax rate during the six months ended June 30, 2023 was impacted by jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audits.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments and release of income tax reserves relating to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on July 26, 2024 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2024	2023	2024	2023

Inventory purchase price accounting adjustments	$13	$31	$21	$84
Intangible asset impairment	280	—	280	—
Site exit and other costs	3	36	17	37
Cost of products sold	296	67	318	121

Acquisition related charges(a)	—	—	372	—
Site exit and other costs	6	20	12	20
Marketing, selling and administrative	6	20	384	20

IPRD impairments	590	—	590	20
Priority review voucher	—	—	—	95
Acquisition related charges(a)	—	—	348	—
Site exit and other costs	14	6	15	6
Research and development	604	6	953	121

Amortization of acquired intangible assets	2,416	2,257	4,773	4,513

Interest expense(b)	(12)	(13)	(25)	(27)
Litigation and other settlements	61	—	61	(335)
Provision for restructuring	260	113	480	180
Integration expenses	74	59	145	126
Equity investment (gain)/losses	(107)	58	(209)	208
Acquisition expenses	1	—	50	—
Other	—	—	10	(5)
Other (income)/expense, net	277	217	512	147

Increase to pretax income	3,599	2,567	6,940	4,922

Income taxes on items above	(585)	(311)	(925)	(604)
Income tax reserve releases	(502)	—	(502)	—
Income taxes attributed to non-U.S. tax ruling	—	(656)	—	(656)
Income taxes	(1,087)	(967)	(1,427)	(1,260)

Increase to net earnings	$2,512	$1,600	$5,513	$3,662
(a) Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b) Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2024	2023	2024	2023
Net (loss)/earnings attributable to BMS
GAAP	$1,680	$2,073	$(10,231)	$4,335
Specified items	2,512	1,600	5,513	3,662
Non-GAAP	$4,192	$3,673	$(4,718)	$7,997

Weighted-average common shares outstanding – diluted	2,029	2,102	2,025	2,107

Diluted (loss)/earnings per share attributable to BMS
GAAP	$0.83	$0.99	$(5.05)	$2.06
Specified items	1.24	0.76	2.72	1.74
Non-GAAP	$2.07	$1.75	$(2.33)	$3.80

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,293	$11,464
Marketable debt securities – current	360	816
Marketable debt securities – non-current	357	364
Total cash, cash equivalents and marketable debt securities	7,010	12,644
Short-term debt obligations	(3,531)	(3,119)
Long-term debt	(48,858)	(36,653)
Net debt position	$(45,379)	$(27,128)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the six months ended June 30, 2024, our net debt position increased by $18.3 billion primarily driven by payments for recent acquisitions, collaborations and milestones of $21.4 billion and $2.4 billion of dividend payments, partially offset by cash provided by operations of $5.2 billion.

During the six months ended June 30, 2024, we issued the 2024 Senior Unsecured Notes in an aggregate principal amount of $13.0 billion with proceeds, net of discount and loan issuance costs, of $12.9 billion. The proceeds from the 2024 Senior Unsecured Notes were used to partially fund the acquisitions of RayzeBio and Karuna, and the remaining net proceeds were used for general corporate purposes. In connection with the issuance of the 2024 Senior Unsecured Notes, we terminated the $10.0 billion 364-day senior unsecured delayed draw term loan facility entered in February 2024 to provide bridge financing for the RayzeBio and Karuna acquisitions.

During the six months ended June 30, 2024, $395 million 3.625% Notes matured and were repaid.

Under our commercial paper program, we may issue a maximum of $7.0 billion of unsecured notes that have maturities of not more than 365 days from the date of issuance. During the first quarter of 2024, we issued $3.0 billion of commercial paper, of which $2.7 billion was repaid during the second quarter of 2024.

There were no borrowings outstanding under our $5.0 billion revolving credit facility as of June 30, 2024 and December 31, 2023. This credit facility expires in January 2029 and is extendable annually by one year with the consent of the lenders. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility, under which no borrowings were outstanding as of June 30, 2024. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings.

Dividend payments were $2.4 billion during the six months ended June 30, 2024 and 2023. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Annual capital expenditures are expected to be approximately $1.4 billion for the full year 2024. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

During the six months ended June 30, 2024 and 2023, income tax payments were $2.1 billion and $3.1 billion, including $799 million and $567 million, respectively, for the transition tax following the TCJA enactment.

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in millions	2024	2023
Cash flow provided by/(used in):
Operating activities	$5,160	$4,857
Investing activities	(20,937)	(539)
Financing activities	$10,621	$(5,223)

Operating Activities

The $303 million increase in cash provided by operating activities compared to 2023, was primarily due to lower income tax payments of $1 billion, higher customer collections, net of rebates and discounts and alliance payments, ($600 million), partially offset by acquisition-related expenses, including cash settlement of unvested stock awards ($1.0 billion), as well as timing of payments in the ordinary course of business.

Investing Activities

The $20.4 billion increase in cash used in investing activities compared to 2023 was due to higher acquisition-related expenses of $21.2 billion, which included $1.1 billion of payment for Karuna vested equity awards in the second quarter of 2024, as well as collaboration and milestone payments, partially offset by changes in the amount of marketable debt securities held of $692 million.

Financing Activities

The $15.8 billion increase in cash provided by financing activities compared to 2023 was primarily due to net debt borrowings of $13.2 billion in 2024 primarily to fund recent acquisitions compared to net debt repayments of $1.6 billion and $1.2 billion repurchases of common stock in 2023.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the second quarter of 2024 as of July 26, 2024:

Product	Indication	Date	Developments

cendakimab	Eosinophilic Esophagitis	July 2024
Announced that the results from the Phase 3 trial evaluating the efficacy and safety of cendakimab in patients with eosinophilic esophagitis met both co-primary endpoints, demonstrating statistically significant reductions versus placebo in symptoms (dysphagia days) and esophageal eosinophil counts after 24 weeks of treatment. The overall safety profile of cendakimab through 48 weeks of treatment in the Phase 3 trial was consistent with previously reported eosinophilic esophagitis Phase 2 trial results, and no new safety signals were identified.

Camzyos	oHCM	July 2024
Announced that Japan's Pharmaceuticals and Medical Devices Agency accepted the Japanese New Drug Application for Camzyos for the treatment of obstructive hypertrophic cardiomyopathy, based on results from the global Phase 3 EXPLORER-HCM and Phase 3 VALOR-HCM trials, as well as the Japan Phase 3 HORIZON-HCM study.

Krazati	Colorectal Cancer	June 2024
Announced FDA accelerated approval for Krazati in combination with cetuximab as a targeted treatment option for adult patients with KRASG12C-mutated locally advanced or metastatic colorectal cancer, as determined by an FDA-approved test, who have received prior treatment with fluoropyrimidine-oxaliplatin- and irinotecan-based chemotherapy. This accelerated approval is based on results from the Phase 1/2 KRYSTAL-1 study.

	NSCLC	June 2024
Announced that the results from the Phase 3 KRYSTAL-12 study evaluating Krazati compared to standard of care chemotherapy in patients with locally advanced or metastatic KRASG12C -mutated NSCLC who had previously received platinum-based chemotherapy, concurrently or sequentially with anti-PD-(L)1 therapy, demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS), the study’s primary endpoint. The KRYSTAL-12 study remains ongoing to assess the additional key secondary endpoint of overall survival.

	Colorectal Cancer	April 2024
Announced that data from the cohorts evaluating Krazati in combination with cetuximab of the Phase 1/2 KRYSTAL-1 study for the treatment of patients with previously treated KRASG12C-mutated locally advanced or metastatic colorectal cancer demonstrated clinically meaningful activity. With a median follow up of 11.9 months in 94 patients, Krazati plus cetuximab demonstrated an objective response rate of 34%, median progression-free survival of 6.9 months, and median overall survival of 15.9 months in pre-treated patients.

Augtyro	Solid Tumor	June 2024
Announced FDA accelerated approval of Augtyro for the treatment of adult and pediatric patients 12 years of age and older with solid tumors that have a neurotrophic tyrosine receptor kinase gene fusion, are locally advanced or metastatic or where surgical resection is likely to result in severe morbidity, and have progressed following treatment or have no satisfactory alternative therapy. This approval is based on results from the Phase 1/2 TRIDENT-1 study.

Opdivo	Urothelial Carcinoma	May 2024
Announced EC approval of Opdivo in combination with cisplatin and gemcitabine for the first-line treatment of adult patients with unresectable or metastatic urothelial carcinoma. The approval is based on the results from the CheckMate -901 trial.\

	NSCLC	June 2024
Announced that the four-year survival data from the Phase 3 CheckMate -816 trial demonstrated that at a median follow up of 57.6 months, neoadjuvant Opdivo with chemotherapy continued to improve event-free survival versus chemotherapy alone.

June 2024
Announced that an exploratory analysis from the Phase 3 CheckMate -77T study of perioperative Opdivo showed improved event-free survival and pathologic complete response in stage III resectable NSCLC patients regardless of nodal status.

Product	Indication	Date	Developments

Opdivo + Yervoy	Colorectal Cancer	May 2024
Announced EMA validation of the Type II variation application for Opdivo plus Yervoy for the first-line treatment of adult patients with microsatellite instability–high or mismatch repair deficient metastatic colorectal cancer. This application is based on the Phase 3 CheckMate -8HW trial.

	HCC	July 2024
Announced EMA validation of the Type II variation application for Opdivo plus Yervoy as a potential first-line treatment option for adult patients with unresectable or advanced HCC who have not received prior systemic therapy. The application was based on results from the Phase 3 CheckMate -9DW trial.

June 2024
Announced that the results from the Phase 3 CheckMate -9DW trial showed the dual immunotherapy combination of Opdivo plus Yervoy meaningfully improved overall survival, the trial’s primary endpoint, compared to investigator’s choice of lenvatinib or sorafenib as a first-line treatment for patients with unresectable hepatocellular carcinoma. The results also demonstrated a statistically significant and clinically meaningful improvement in the key secondary endpoint of objective response rate.

	NSCLC	June 2024
Announced that the five-year follow-up results from the Phase 3 CheckMate -9LA trial showed durable, long-term survival benefits with Opdivo plus Yervoy combined with two cycles of chemotherapy compared to chemotherapy alone as a first-line treatment in patients with metastatic NSCLC.

		May 2024	Announced that the Phase 3 CheckMate -73L trial did not meet its primary endpoint of progression-free survival in unresectable, locally advanced stage III NSCLC.

Breyanzi	Large B-Cell Lymphoma	June 2024	Announced that three-year follow-up results from the Phase 3 TRANSFORM trial demonstrated ongoing event-free survival and durable responses with Breyanzi compared to the standard of care.
	Mantle Cell Lymphoma	June 2024
Announced results from a subgroup analysis from mantle cell lymphoma cohort of the Phase 1 TRANSCEND NHL 001 trial show Breyanzi demonstrated consistent clinical benefit regardless of number of prior lines of therapy.

May 2024
Announced FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory mantle cell lymphoma who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor. This approval is based on results from the MCL cohort of the Phase 1 TRANSCEND NHL 001 study.

	Follicular Lymphoma	June 2024
Announced data from a bridging therapy subgroup analysis of the Phase 2 TRANSCEND FL trial evaluating Breyanzi in second-line plus relapsed or refractory follicular lymphoma show consistent efficacy with high response rates and a consistent safety profile regardless of receiving prior bridging therapy.

May 2024
Announced FDA accelerated approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL who have received at least two prior lines of systemic therapy. This accelerated approval is based on results from the Phase 2 TRANSCEND FL study.

Product	Indication	Date	Developments

Subcutaneous nivolumab	Multiple Indications	June 2024
Announced EMA validation of the extension application to introduce a new route of administration (subcutaneous use) for Opdivo (nivolumab) that includes a new pharmaceutical form (solution for injection) and a new strength (600 mg/vial) across multiple previously approved adult solid tumor indications as monotherapy, monotherapy maintenance following completion of nivolumab plus ipilimumab combination therapy, or in combination with chemotherapy or cabozantinib, based on the results from the Phase 3 CheckMate -67T study.

May 2024
Announced FDA acceptance of the BLA for the subcutaneous formulation of Opdivo co-formulated with Halozyme’s proprietary recombinant human hyaluronidase (rHuPH20) across all previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy (ipilimumab) combination therapy, or in combination with chemotherapy or cabozantinib, based on results from the Phase 3 CheckMate -67T study. The FDA assigned a PDUFA goal date of December 29, 2024.

Sotyktu	Plaque Psoriasis	May 2024
Announced four-year results from the POETYK PSO long-term extension trial of Sotyktu treatment in adult patients with moderate-to-severe plaque psoriasis showed that, after four years of continuous Sotyktu treatment, clinical response was maintained in more than seven out of 10 patients for Psoriasis Area and Severity Index (PASI) 75. In addition, the safety profile of Sotyktu at Year 4 remained consistent with the established safety profile, with no new safety signals identified.

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

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2024. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2023 Form 10-K. There have been no material changes to our market risk during the six months ended June 30, 2024.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2023 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
April 1 to 30, 2024	125,970	$52.44	—	$5,014
May 1 to 31, 2024	77,862	$43.07	—	$5,014
June 1 to 30, 2024	9,023	$42.51	—	$5,014
Three months ended June 30, 2024	212,855		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations in February 2020, January and December 2021 and December 2023, in the amounts of $5.0 billion, $2.0 billion, $15.0 billion and $3.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was $5.0 billion as of June 30, 2024. Refer to "Item 8. Financial Statements and Supplementary Data—Note 17. Equity" in our 2023 Form 10-K for information on the share repurchase program.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company, as further amended.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023	Merck	Merck & Co.
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of unsecured senior notes issued by BMS in February 2024	LBCL	Large B-cell Lymphoma
aGVHD	acute graft-versus-host disease	Mirati	Mirati Therapeutics, Inc.
ANDA	Abbreviated New Drug Application	MPM	malignant pleural mesothelioma
AstraZeneca	AstraZeneca PLC	MTA	Methylthioadenosine
BCMA	B-cell maturation antigen-directed	NKT	natural killer T cells
CAR-T	chimeric antigen receptor T-cell	NDA	New Drug Application
Celgene	Celgene Corporation	NSCLC	non-small cell lung cancer
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NTRK	Neurotrophic Tropomyosin Receptor Kinase
CGDP	Coverage Gap Discount Program	Nimbus	Nimbus Therapeutics
CLL	Chronic Lymphocytic Leukemia	NVAF	non-valvular atrial fibrillation
CML	chronic myeloid leukemia	OECD	Organization for Economic Co-operation and Development
CRC	colorectal carcinoma	Ono	Ono Pharmaceutical Co., Ltd
CTLA4	Cytotoxic T-lymphocyte Antigen-4	Otsuka	Otsuka Pharmaceutical Co., Ltd.
DLBCL	Diffuse Large B-cell Lymphoma	PD-1	programmed cell death protein 1
EC	European Commission	PDUFA	Prescription Drug User Fee Act
Eisai	Eisai Co., Ltd.	PsA	psoriatic arthritis
EPS	earnings per share	PRMT5	protein arginine methyltransferase 5
EU	European Union	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 30, 2024
Exchange Act	the Securities Exchange Act of 1934	R&D	research and development
FASB	Financial Accounting Standards Board	RA	rheumatoid arthritis
FDA	U.S. Food and Drug Administration	RayzeBio	RayzeBio, Inc.
FL	follicular lymphoma	RCC	renal cell carcinoma
GAAP	generally accepted accounting principles	REMS	risk evaluation and mitigation strategy
GTN	gross-to-net	Sanofi	Sanofi S.A.
HCC	hepatocellular carcinoma	SEC	U.S. Securities and Exchange Commission
HCM	hypertrophic cardiomyopathy	SLL	Small Lymphocytic Lymphoma
IPRD	in-process research and development	SPC	Supplementary Protection Certificate
IRA	Inflation Reduction Act of 2022	SystImmune	SystImmune, Inc.
IRS	Internal Revenue Service	Takeda	Takeda Pharmaceutical Company Limited
IV	intravenous	TCJA	Tax Cuts and Jobs Act
JIA	juvenile idiopathic arthritis	Turning Point	Turning Point Therapeutics, Inc.
Juno	Juno Therapeutics, Inc.	UC	ulcerative colitis
Karuna	Karuna Therapeutics, Inc.	UK	United Kingdom
KRAS	Kirsten rat sarcoma	U.S.	United States
MDL	multi-district litigation	USPTO	U.S. Patent and Trademark Office
MDS	myelodysplastic syndromes	VAT	value added tax

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 26, 2024	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph. D. Chair of the Board and Chief Executive Officer

Date:	July 26, 2024	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer