Form 10-Q
period 2024-09-30
BRISTOL MYERS SQUIBB CO
filed 2024-10-31
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
At October 24, 2024, there were 2,028,176,674 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2024

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	56

Item 4.
Controls and Procedures	56

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	57

Item 1A.
Risk Factors	57

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 5.
Other Information	57

Item 6.
Exhibits	58

Summary of Abbreviated Terms	59
Signatures	60
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2024	2023	2024	2023
Net product sales	$11,483	$10,645	$34,967	$32,610
Alliance and other revenues	409	321	991	919
Total Revenues	11,892	10,966	35,958	33,529

Cost of products sold(a)	2,957	2,506	9,156	7,948
Marketing, selling and administrative	1,983	2,003	6,278	5,699
Research and development	2,374	2,242	7,968	6,821
Acquired IPRD	262	80	13,343	313
Amortization of acquired intangible assets	2,406	2,256	7,179	6,769
Other (income)/expense, net	234	(258)	588	(787)
Total Expenses	10,216	8,829	44,512	26,763

Earnings/(loss) before income taxes	1,676	2,137	(8,554)	6,766
Income tax provision	461	203	455	488
Net earnings/(loss)	1,215	1,934	(9,009)	6,278
Noncontrolling interest	4	6	11	15
Net earnings/(loss) attributable to BMS	$1,211	$1,928	$(9,020)	$6,263

Earnings/(Loss) per common share:
Basic	$0.60	$0.94	$(4.45)	$3.01
Diluted	0.60	0.93	(4.45)	2.99
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME/(LOSS)	2024	2023	2024	2023
Net earnings/(loss)	$1,215	$1,934	$(9,009)	$6,278
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(178)	114	67	(7)
Pension and postretirement benefits	100	2	49	(9)
Marketable debt securities	5	(2)	3	(2)
Foreign currency translation	61	(13)	(41)	13
Total Other Comprehensive Income/(Loss)	(12)	101	78	(5)

Comprehensive income/(loss)	1,203	2,035	(8,931)	6,273
Comprehensive income attributable to noncontrolling interest	4	6	11	15
Comprehensive income/(loss) attributable to BMS	$1,199	$2,029	$(8,942)	$6,258
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$7,890	$11,464
Marketable debt securities	204	816
Receivables	11,026	10,921
Inventories	3,332	2,662
Other current assets	5,623	5,907
Total Current assets	28,075	31,770
Property, plant and equipment	6,903	6,646
Goodwill	21,751	21,169
Other intangible assets	26,964	27,072
Deferred income taxes	3,609	2,768
Marketable debt securities	324	364
Other non-current assets	6,044	5,370
Total Assets	$93,670	$95,159

LIABILITIES
Current liabilities:
Short-term debt obligations	$1,078	$3,119
Accounts payable	3,469	3,259
Other current liabilities	18,091	15,884
Total Current liabilities	22,638	22,262
Deferred income taxes	430	338
Long-term debt	48,674	36,653
Other non-current liabilities	4,728	6,421
Total Liabilities	76,470	65,674

Commitments and Contingencies

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	45,896	45,684
Accumulated other comprehensive loss	(1,468)	(1,546)
Retained earnings	16,097	28,766
Less cost of treasury stock	(43,675)	(43,766)
Total BMS Shareholders’ Equity	17,142	29,430
Noncontrolling interest	58	55
Total Equity	17,200	29,485
Total Liabilities and Equity	$93,670	$95,159
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)/earnings	$(9,009)	$6,278
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	7,720	7,296
Deferred income taxes	(1,298)	(1,961)
Stock-based compensation	387	391
Impairment charges	1,010	226
Divestiture gains and royalties	(838)	(639)
Acquired IPRD	13,343	313
Equity investment (gains)/losses	(221)	213
Other adjustments	123	260
Changes in operating assets and liabilities:
Receivables	121	(487)
Inventories	(661)	(554)
Accounts payable	(333)	(246)
Rebates and discounts	1,889	1,115
Income taxes payable	(1,381)	(1,647)
Other	(101)	(950)
Net cash provided by operating activities	10,751	9,608
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	1,060	692
Purchase of marketable debt securities	(398)	(1,057)
Proceeds from sales of equity investments	60	215
Capital expenditures	(870)	(879)
Divestiture and other proceeds	766	668
Acquisition and other payments, net of cash acquired	(21,774)	(588)
Net cash used in investing activities	(21,156)	(949)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt obligations	2,987	—
Repayments of short-term debt obligations	(3,000)	—
Other short-term financing obligations, net	504	233
Proceeds from issuance of long-term debt	12,883	—
Repayments of long-term debt	(2,873)	(1,879)
Repurchase of common stock	—	(5,155)
Dividends	(3,645)	(3,584)
Stock option proceeds and other, net	(87)	2
Net cash provided by/(used in) financing activities	6,769	(10,383)
Effect of exchange rates on cash, cash equivalents and restricted cash	10	(33)
Decrease in cash, cash equivalents and restricted cash	(3,626)	(1,757)
Cash, cash equivalents and restricted cash at beginning of period	11,519	9,325
Cash, cash equivalents and restricted cash at end of period	$7,893	$7,568
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2024 and December 31, 2023 and the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 included in the 2023 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Net product sales	$11,483	$10,645	$34,967	$32,610
Alliance revenues	105	138	355	461
Other revenues	304	183	636	458
Total Revenues	$11,892	$10,966	$35,958	$33,529

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Gross product sales	$21,223	$18,648	$61,298	$54,047
GTN adjustments(a)
Charge-backs and cash discounts	(2,967)	(2,373)	(8,366)	(6,743)
Medicaid and Medicare rebates	(4,577)	(3,730)	(11,525)	(9,355)
Other rebates, returns, discounts and adjustments	(2,196)	(1,900)	(6,440)	(5,339)
Total GTN adjustments(b)	(9,740)	(8,003)	(26,331)	(21,437)
Net product sales	$11,483	$10,645	$34,967	$32,610
(a)    Includes reductions to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $42 million and $103 million for the three and nine months ended September 30, 2024 and $18 million and $116 million for the three and nine months ended September 30, 2023, respectively.
(b)    Includes U.S. GTN adjustments of $8.9 billion and $23.9 billion for the three and nine months ended September 30, 2024 and $7.3 billion and $19.2 billion for the three and nine months ended September 30, 2023, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Growth Portfolio
Opdivo	$2,360	$2,275	$6,825	$6,622
Orencia	936	925	2,682	2,616
Yervoy	642	579	1,855	1,672
Reblozyl	447	248	1,226	688
Opdualag	233	166	674	437
Abecma	124	93	301	372
Zeposia	147	123	408	301
Breyanzi	224	92	484	263
Camzyos	156	68	379	143
Sotyktu	66	66	163	107
Augtyro	10	—	23	—
Krazati	34	—	87	—
Other Growth products(a)	433	311	1,093	886
Total Growth Portfolio	5,812	4,946	16,200	14,107
Legacy Portfolio
Eliquis	3,002	2,705	10,138	9,332
Revlimid	1,412	1,429	4,434	4,647
Pomalyst/Imnovid	898	872	2,722	2,551
Sprycel	290	517	1,088	1,404
Abraxane	253	260	701	757
Other Legacy products(b)	225	237	675	731
Total Legacy Portfolio	6,080	6,020	19,758	19,422
Total Revenues	$11,892	$10,966	$35,958	$33,529

United States	$8,232	$7,542	$25,509	$23,298
International	3,389	3,239	9,803	9,716
Other(c)	271	185	646	515
Total Revenues	$11,892	$10,966	$35,958	$33,529
(a)    Includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)    Other revenues include alliance-related revenues for products not sold by BMS's regional commercial organizations.

Beginning in 2024, Puerto Rico revenues are included in International revenues. Prior period amounts have been reclassified to conform to the current presentation.

Revenue recognized from performance obligations satisfied in prior periods was $238 million and $496 million for the three and nine months ended September 30, 2024 and $114 million and $355 million for the three and nine months ended September 30, 2023, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Revenues from alliances
Net product sales	$3,091	$2,762	$10,323	$9,614
Alliance revenues	105	138	355	461
Total alliance revenues	$3,196	$2,900	$10,678	$10,075

To/(from) alliance partners
Cost of products sold	$1,496	$1,330	$5,013	$4,650
Marketing, selling and administrative	(76)	(52)	(220)	(190)
Research and development	50	1	150	81
Acquired IPRD	—	—	880	55
Other (income)/expense, net	(12)	(10)	(126)	(37)

Dollars in millions	September 30, 2024	December 31, 2023
Selected alliance balance sheet information
Receivables – from alliance partners	$190	$233
Accounts payable – to alliance partners	1,455	1,394
Deferred income – from alliances(a)	236	274
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2023 Form 10-K. Significant developments and updates related to alliances during the nine months ended September 30, 2024 and 2023 are set forth below.

SystImmune

BMS and SystImmune, Inc. ("SystImmune") are parties to a global strategic collaboration for the co-development and co-commercialization of BL-B01D1, a bispecific topoisomerase inhibitor-based anti-body drug conjugate, which is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC and is also in development for breast cancer and other tumor types. BMS paid an upfront fee of $800 million, which was included in Acquired IPRD during the nine months ended September 30, 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones.

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

Eisai

In June 2024, BMS and Eisai agreed to end the global strategic collaboration for the co-development and co-commercialization of MORAb-202 due to the ongoing portfolio prioritization efforts within BMS. All rights and obligations for MORAb-202 were transferred to Eisai and BMS will receive $90 million as part of the termination, which was included in Other (income)/expense, net during the nine months ended September 30, 2024, of which $85 million was received during the third quarter of 2024.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Asset Acquisition

Karuna

On March 18, 2024, BMS acquired Karuna, a clinical-stage biopharmaceutical company driven to discover, develop, and deliver transformative medicines for people living with psychiatric and neurological conditions. The acquisition provided BMS with rights to Cobenfy (xanomeline and trospium chloride), formerly KarXT. Cobenfy is an antipsychotic with a novel mechanism of action and differentiated efficacy and safety, which was approved by the FDA on September 26, 2024 for the treatment of schizophrenia in adults. Cobenfy is also in registrational trials for both adjunctive therapy to existing standard of care agents in schizophrenia and the treatment of psychosis in patients with Alzheimer’s disease.

BMS acquired all of the issued and outstanding shares of Karuna's common stock for $330.00 per share in an all-cash transaction for total consideration of $14.0 billion, or $12.9 billion net of cash acquired. The acquisition was funded primarily with debt proceeds (see "—Note 10. Financing Arrangements" for further detail). The transaction was accounted for as an asset acquisition since Cobenfy represented substantially all of the fair value of the gross assets acquired. As a result, $12.1 billion was expensed to Acquired IPRD during the nine months ended September 30, 2024.

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
(a)        Includes cash-settled unvested equity awards of $130 million expensed in Marketing, selling and administrative and $159 million expensed in Research and development during the nine months ended September 30, 2024.

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
(a)    Includes cash settlement for unvested equity awards of $159 million expensed in Marketing, selling and administrative and $115 million expensed in Research and development during the nine months ended September 30, 2024.

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

Mirati

On January 23, 2024, BMS acquired Mirati, a commercial stage targeted oncology company, obtaining the rights to commercialize lung cancer medicine Krazati, and several clinical assets, including PRMT5 Inhibitor (formerly MRTX1719). Krazati is an inhibitor of the KRASG12C mutation approved by the FDA as a second-line treatment for patients with NSCLC and is in clinical development in combination with a PD-1 inhibitor as a first-line therapy for patients with NSCLC. Krazati also is in clinical development both as a single agent, and in combinations, for additional indications. PRMT5 Inhibitor is a potential first-in-class MTA-cooperative PRMT5 inhibitor in Phase I development. BMS obtained access to several other clinical and pre-clinical stage assets, including additional KRAS inhibitors and enabling programs.

BMS acquired all of the issued and outstanding shares of Mirati's common stock for $58.00 per share in an all-cash transaction for total consideration of $4.8 billion, or $4.1 billion net of cash acquired. Mirati stockholders also received one non-tradeable contingent value right (CVR) for each share of Mirati common stock held, potentially worth $12.00 per share in cash for a total value of approximately $1.0 billion. The payout of the contingent value right is subject to the FDA acceptance of an NDA for PRMT5 Inhibitor for the treatment of specific indications within seven years of the closing of the transaction. The acquisition was funded through a combination of cash on hand and debt proceeds (see "—Note 10. Financing Arrangements" for further detail).

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
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Marketing, selling and administrative and $54 million expensed in Research and development during nine months ended September 30, 2024.

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

	Three Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2024	2023	2024	2023	2024	2023
Diabetes business - royalties	$278	$220	$—	$—	$(284)	$(217)
Mature products and other	3	3	5	—	—	—
Total	$281	$223	$5	$—	$(284)	$(217)

	Nine Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2024	2023	2024	2023	2024	2023
Diabetes business - royalties	$774	$621	$—	$—	$(820)	$(623)
Mature products and other	3	10	5	—	—	—
Total	$777	$631	$5	$—	$(820)	$(623)

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Keytruda* royalties	$(137)	$(315)	$(407)	$(878)
Tecentriq* royalties	(12)	(24)	(35)	(78)
Contingent milestone income	(13)	—	(38)	(36)
Amortization of deferred income	(12)	(12)	(36)	(39)
Other royalties and licensing income	(6)	(14)	(16)	(37)
Royalty and licensing income	$(180)	$(365)	$(532)	$(1,068)

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

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Interest expense (Note 10)	$505	$280	$1,451	$850
Royalty and licensing income (Note 4)	(180)	(365)	(532)	(1,068)
Royalty income - divestiture (Note 4)	(284)	(217)	(820)	(623)
Investment income	(94)	(107)	(364)	(304)
Litigation and other settlements (a)	—	(61)	71	(393)
Provision for restructuring (Note 6)	78	141	558	321
Integration expenses (Note 6)	69	54	214	180
Equity investment (gains)/losses (Note 9)	(12)	—	(221)	213
Acquisition expense (Note 4)	—	—	50	—
Intangible asset impairment	47	29	47	29
Other(b)	105	(12)	134	8
Other (income)/expense, net	$234	$(258)	$588	$(787)
(a)    Includes $90 million of income related to the Eisai collaboration termination incurred during the nine months ended September 30, 2024 and $400 million of income related to Nimbus' TYK2 program change of control provision incurred during the nine months ended September 30, 2023.
(b)    Includes pension settlement charges of $100 million during the three months ended September 30, 2024 and $119 million during the nine months ended September 30, 2024 incurred in connection with the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income pension plan.

Litigation and Other Settlements

BeiGene Settlement

In August 2023, BMS and BeiGene, Ltd. ("BeiGene") entered into an agreement that terminated all contractual relationships and settled all on-going disputes and claims between the parties, including those related to the Abraxane license and supply agreements and related arbitration proceedings that were previously disclosed. As part of this agreement, BMS agreed to transfer 23.3 million of BeiGene ordinary shares of common stock held under a share subscription agreement back to BeiGene resulting in $322 million of expense that was included in Other (income)/expense, net during the three and nine months ended September 30, 2023. The expense was determined based on the closing price of the shares on the date of the transfer.

AstraZeneca Settlement

In July 2023, BMS entered into an agreement with AstraZeneca to settle all outstanding claims between the parties in the CTLA-4 litigation and the two PD-L1 antibody litigations. AstraZeneca is to pay an aggregate of $560 million to BMS in four payments through September 2026, which would be subject to sharing arrangements with Ono and Dana-Farber. BMS's share is approximately $418 million, of which the net present value of $384 million was reflected in Other (income)/expense during the three and nine months ended September 30, 2023.

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

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisitions of Celgene (2019), Turning Point (2022), Mirati (2024), RayzeBio (2024) and Karuna (2024). For these plans, the remaining charges of approximately $350 million consist primarily of employee termination costs, IT system integration costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
2023 Restructuring Plan	$180	$149	$512	$380
Celgene and Other Acquisition Plans	83	131	420	269
Total charges	$263	$280	$932	$649

Employee termination costs	$77	$135	$554	$309
Other termination costs	1	6	4	12
Provision for restructuring	78	141	558	321
Integration expenses	69	54	214	180
Accelerated depreciation	22	15	56	28
Asset impairments (a)	93	70	95	120
Other shutdown costs	1	—	9	—
Total charges	$263	$280	$932	$649

Cost of products sold	$88	$16	$105	$53
Marketing, selling and administrative	7	65	19	85
Research and development	21	4	36	10
Other (income)/expense, net	147	195	772	501
Total charges	$263	$280	$932	$649
(a)    Includes $87 million for a site impairment incurred during the three months ended September 30, 2024 and a $65 million impairment charge for a facility lease during the three months ended September 30, 2023.

The following summarizes the charges and spending related to restructuring plan activities:

	Nine Months Ended September 30,
Dollars in millions	2024	2023
Beginning balance	$188	$47
Provision for restructuring	558	321
Foreign currency translation and other	—	(3)
Payments	(432)	(142)
Ending balance	$314	$223

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Earnings/(Loss) before income taxes	$1,676	$2,137	$(8,554)	$6,766
Income tax provision	461	203	455	488
Effective tax rate	27.5%	9.5%	(5.3)%	7.2%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by changes in previously estimated annual effective tax rates resulting from jurisdictional earnings mix.

The effective tax rate for the nine months ended September 30, 2024 was impacted by a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna, as well as the release of income tax reserves of $644 million related to the resolution of Celgene's 2017-2019 IRS audit and jurisdictional earnings mix resulting from amortization of acquired intangible assets.

The effective tax rate during the three months ended September 30, 2023 was primarily impacted by the Section 174 guidance regarding deductibility of certain non-U.S. research and development expenses. The revised guidance resulted in a reduction of previously estimated income taxes for 2022, which was reflected in the third quarter of 2023, as well as a reduction in the estimated annual effective rates for 2023. Previously estimated income taxes for 2022 were reduced by approximately $240 million upon finalization of the U.S. Federal tax return primarily due to the aforementioned revised Section 174 guidance that was issued in the third quarter of 2023.

In addition to the above mentioned impact of the Section 174 guidance, the effective tax rate during the nine months ended September 30, 2023 was impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investment, jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audit.

Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the tax legislation code.

During the nine months ended September 30, 2024 and 2023, income tax payments were $3.1 billion and $4.1 billion, including $799 million and $567 million, respectively, for the transition tax following the TCJA enactment.

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

It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2024 could decrease in the range of approximately $90 million to $130 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2024	2023	2024	2023
Net earnings/(loss) attributable to BMS	$1,211	$1,928	$(9,020)	$6,263

Weighted-average common shares outstanding – basic	2,028	2,057	2,026	2,083
Incremental shares attributable to share-based compensation plans	3	7	—	10
Weighted-average common shares outstanding – diluted	2,031	2,064	2,026	2,093

Earnings/(loss) per common share
Basic	$0.60	$0.94	$(4.45)	$3.01
Diluted	0.60	0.93	(4.45)	2.99

The total number of potential shares of common stock excluded from the diluted (loss)/earnings per common share computation because of the antidilutive impact was 25 million and 41 million for the three and nine months ended September 30, 2024, respectively, and not material for the three and nine months ended September 30, 2023.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2024			December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$5,589	$—	$—	$8,489	$—
Marketable debt securities
Certificates of deposit	—	18	—	—	609	—
Commercial paper	—	—	—	—	92	—
Corporate debt securities	—	483	—	—	460	—
U.S. Treasury securities	—	27	—	—	19	—
Derivative assets	—	271	—	—	219	—
Equity investments	600	88	—	318	141	—
Derivative liabilities	—	173	—	—	160	—
Contingent consideration liability
Contingent value rights(a)	2	—	248	4	—	—
Other acquisition related contingent consideration	—	—	—	—	—	8
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements." The fair value of the contingent value rights was estimated using a probability-weighted expected return method.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2023 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of September 30, 2024 and December 31, 2023.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of September 30, 2024, and four years as of December 31, 2023.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	September 30, 2024	December 31, 2023
Equity investments with RDFV	$688	$459
Equity investments without RDFV	841	698
Limited partnerships and other equity method investments	578	542
Total equity investments	$2,107	$1,699

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Equity investments with RDFV
Net (gain)/loss recognized	$(33)	$15	$(155)	$203
Less: net (gain)/loss recognized on investments sold	(3)	(86)	(2)	2
Net unrealized (gain)/loss recognized on investments still held	(30)	101	(153)	201

Equity investments without RDFV
Upward adjustments	(15)	(3)	(36)	(9)
Net realized (gain)/loss recognized on investments sold	—	—	(36)	—
Impairments and downward adjustments	13	6	42	6

Limited partnerships and other equity method investments
Equity in net loss/(income) of affiliates	23	(18)	(36)	13

Total equity investment (gains)/losses	$(12)	$—	$(221)	$213

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of September 30, 2024 were $220 million and $98 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of September 30, 2024, assuming market rates remain constant through contract maturities, BMS expects to reclassify pretax losses of $23 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.1 billion for the euro contracts and $1.2 billion for Japanese yen contracts as of September 30, 2024.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of September 30, 2024.

In January 2024, BMS entered into forward interest rate contracts of a total notional value of $5.0 billion to hedge future interest rate risk associated with the unsecured senior notes issued in February 2024. The forward interest rate contracts were designated as cash flow hedges and terminated upon the issuance of the unsecured senior notes. The $131 million gain on the transaction was included in Other Comprehensive (Loss)/Income and is amortized as a reduction to interest expense over the term of the related debt. Amounts expected to be recognized during the subsequent 12 months on forward interest rate contracts are not material.

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

Net Investment Hedges

Cross-currency swap contracts and foreign currency forward contracts of $1.5 billion as of September 30, 2024 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap and foreign currency forward contracts was primarily attributed to the Japanese yen of $713 million and euro of $721 million as of September 30, 2024.

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

During the three and nine months ended September 30, 2024, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	September 30, 2024				December 31, 2023
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,246	$110	$1,193	$(41)	$4,772	$130	$1,971	$(66)
Cross-currency swap contracts	1,210	53	—	—	1,210	50	—	—
Designated as net investment hedges
Foreign currency exchange contracts	378	5	448	(7)	—	—	215	(8)
Cross-currency swap contracts	308	3	400	(29)	—	—	747	(43)
Designated as fair value hedges
Interest rate swap contracts	3,500	19	255	(8)	2,500	3	1,755	(14)
Not designated as hedges
Foreign currency exchange contracts	4,468	76	5,180	(88)	906	20	1,250	(29)
Total return swap contracts (c)	$455	$5	$—	$—	$401	$16	$—	$—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(3)	$7	$(77)	$(46)
Cross-currency swap contracts	—	(55)	—	(19)
Interest rate swap contracts	—	4	—	11
Forward interest rate contracts	—	(1)	—	(3)

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(51)	$(40)	$(261)	$(100)
Cross-currency swap contracts	—	26	—	(2)
Interest rate swap contracts	—	—	—	(7)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	$(195)	$173	$46	$226
Reclassified to Cost of products sold	(3)	(51)	(77)	(261)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	36	(23)	2	5
Reclassified to Other (income)/expense, net	(53)	35	(12)	26
Forward interest rate contract gain/(loss):
Recognized in Other comprehensive (loss)/income	—	—	131	—
Reclassified to Other (income)/expense, net	(1)	—	(3)	—
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	(41)	59	9	94
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	(75)	18	(34)	18
Non-derivatives designated as net investment hedges
Non-U.S. dollar borrowings gain/(loss):
Recognized in Other comprehensive (loss)/income	—	—	—	(10)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	September 30, 2024	December 31, 2023
Non-U.S. short-term financing obligations	$205	$170
Current portion of Long-term debt	873	2,873
Other	—	76
Short-term debt obligations	$1,078	$3,119
BMS may issue a maximum of $7.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance under its commercial paper program. BMS issued $3.0 billion of commercial paper during the first quarter of 2024, and such amount was fully repaid by the end of the third quarter of 2024.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	September 30, 2024	December 31, 2023
Principal value	$49,025	$38,886
Adjustments to principal value:
Fair value of interest rate swap contracts	11	(11)
Unamortized basis adjustment from swap terminations	74	82
Unamortized bond discounts and issuance costs	(398)	(303)
Unamortized purchase price adjustments of Celgene debt	835	872
Total	$49,547	$39,526

Current portion of Long-term debt	$873	$2,873
Long-term debt	48,674	36,653
Total	$49,547	$39,526

The fair value of Long-term debt was $47.9 billion as of September 30, 2024 and $36.7 billion as of December 31, 2023 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

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
(a)    As of September 30, 2024, floating rate equals SOFR+0.49%.

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

During the nine months ended September 30, 2024, $2.5 billion 2.900% Notes and $395 million 3.625% Notes matured and were repaid.

During the nine months ended September 30, 2023, $1.9 billion of debt matured and was repaid, including $750 million 2.750% Notes, $890 million 3.250% Notes and $239 million 7.150% Notes.

Interest payments were $1.4 billion and $932 million for the nine months ended September 30, 2024 and 2023, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of September 30, 2024, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2029, extendable annually by one year with the consent of the lenders and a $2.0 billion 364-day revolving credit facility expiring in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of September 30, 2024 and December 31, 2023.

Note 11. RECEIVABLES

Dollars in millions	September 30, 2024	December 31, 2023
Trade receivables	$10,092	$9,551
Less: charge-backs and cash discounts	(730)	(646)
Less: allowance for expected credit loss	(45)	(23)
Net trade receivables	9,317	8,882
Alliance, royalties, VAT and other	1,709	2,039
Receivables	$11,026	$10,921

Non-U.S. receivables sold on a nonrecourse basis were $387 million and $769 million for the nine months ended September 30, 2024 and 2023, respectively. Receivables from the three largest customers in the U.S. represented 72% of total trade receivables as of September 30, 2024 and December 31, 2023.

Note 12. INVENTORIES

Dollars in millions	September 30, 2024	December 31, 2023
Finished goods	$1,080	$663
Work in process	3,008	2,430
Raw and packaging materials	343	475
Total inventories	$4,431	$3,568

Inventories	$3,332	$2,662
Other non-current assets	1,099	906

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	September 30, 2024	December 31, 2023
Land	$161	$162
Buildings	6,470	6,495
Machinery, equipment and fixtures	3,741	3,717
Construction in progress	1,367	1,075
Gross property, plant and equipment	11,739	11,449
Less accumulated depreciation	(4,836)	(4,803)
Property, plant and equipment	$6,903	$6,646
Depreciation expense was $166 million and $482 million for the three and nine months ended September 30, 2024 and $151 million and $448 million for the three and nine months ended September 30, 2023, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2023	$21,169
Acquisitions (Note 4)	580
Currency translation and other adjustments	2
Balance at September 30, 2024	$21,751

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	September 30, 2024			December 31, 2023
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology(a)	6 years	$1,980	$(193)	$1,787	$—	$—	$—
Acquired marketed product rights(a)	3 – 15 years	63,435	(47,048)	16,387	63,076	(40,184)	22,892
Capitalized software	3 – 10 years	1,529	(1,114)	415	1,497	(1,027)	470
IPRD(a)		8,375	—	8,375	3,710	—	3,710
Total		$75,319	$(48,355)	$26,964	$68,283	$(41,211)	$27,072
(a)    Includes assets acquired in connection with Mirati and RayzeBio acquisitions, as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements."

Amortization expense of Other intangible assets was $2.4 billion and $7.3 billion during the three and nine months ended September 30, 2024 and $2.3 billion and $6.9 billion during the three and nine months ended September 30, 2023, respectively.

The other intangible assets impairments were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024		2023
Cost of goods sold	$—	$60	$280	(a)	$80
Research and development	—	—	590	(b)	—
Other income/(expense)	47	29	47		29
Total	$47	$89	$917		$109
(a) Impairment relates to Inrebic, which resulted from lower revised cash flow projections. The charge represented a partial impairment based on the asset's carrying value over its estimated fair value using discounted cash flow projections.
(b) Impairment relates to alnuctamab, which resulted from portfolio prioritization. The charge represented a full write-down of the asset.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	September 30, 2024	December 31, 2023
Income taxes	$3,476	$3,927
Research and development	793	723
Contract assets	393	416
Restricted cash(a)	2	55
Other	959	786
Other current assets	$5,623	$5,907

Dollars in millions	September 30, 2024	December 31, 2023
Equity investments (Note 9)	$2,107	$1,699
Operating leases	1,348	1,390
Inventories (Note 12)	1,099	906
Pension and postretirement	225	284
Research and development	363	413
Restricted cash(a)	1	—
Receivables and convertible notes	422	436
Other	479	242
Other non-current assets	$6,044	$5,370
(a)    Cash is restricted when withdrawal or general use is contractually or legally restricted. As of September 30, 2023, restricted cash of $54 million was included in Cash, cash equivalents and restricted cash in the consolidated statement of cash flows.

Dollars in millions	September 30, 2024	December 31, 2023
Rebates and discounts	$9,608	$7,680
Income taxes	1,489	1,371
Employee compensation and benefits	1,277	1,291
Research and development	1,300	1,257
Dividends	1,217	1,213
Interest	512	349
Royalties	451	465
Operating leases	165	162
Other	2,072	2,096
Other current liabilities	$18,091	$15,884

Dollars in millions	September 30, 2024	December 31, 2023
Income taxes	$1,543	$3,288
Pension and postretirement	447	480
Operating leases	1,483	1,530
Deferred income	247	300
Deferred compensation	477	427
Contingent value rights (Note 9)	248	—
Other	283	396
Other non-current liabilities	$4,728	$6,421

Note 16. EQUITY

The following table summarizes changes in equity during the nine months ended September 30, 2024:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2023	2,923	$292	$45,684	$(1,546)	$28,766	902	$(43,766)	$55
Net (loss)/earnings	—	—	—	—	(11,911)	—	—	3
Other comprehensive income/(loss)	—	—	—	146	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,215)	—	—	—
Stock compensation	—	—	(29)	—	—	(6)	69	—
Balance at March 31, 2024	2,923	$292	$45,655	$(1,400)	$15,640	896	$(43,697)	$58
Net earnings	—	—	—	—	1,680	—	—	4
Other comprehensive income/(loss)	—	—	—	(56)	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,217)	—	—	—
Stock compensation	—	—	111	—	—	—	7	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2024	2,923	$292	$45,766	$(1,456)	$16,103	896	$(43,690)	$54
Net earnings	—	—	—	—	1,211	—	—	4
Other comprehensive income/(loss)	—	—	—	(12)	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,217)	—	—	—
Stock repurchase program	—	—	—	—	—	—	—	—
Stock compensation	—	—	130	—	—	(1)	15	—
Balance at September 30, 2024	2,923	$292	$45,896	$(1,468)	$16,097	895	$(43,675)	$58

The following table summarizes changes in equity during the nine months ended September 30, 2023:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57
Net earnings	—	—	—	—	2,262	—	—	5
Other comprehensive income/(loss)	—	—	—	(87)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,197)	—	—	—
Share repurchase program	—	—	—	—	—	4	(250)	—
Stock compensation	—	—	(25)	—	—	(6)	60	—
Balance at March 31, 2023	2,923	$292	$45,140	$(1,368)	$26,568	823	$(38,808)	$62
Net earnings	—	—	—	—	2,073	—	—	4
Other comprehensive income/(loss)	—	—	—	(19)	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,192)	—	—	—
Share repurchase program	—	—	—	—	—	13	(911)	—
Stock compensation	—	—	159	—	—	(2)	39	—
Distributions	—	—	—	—	—	—	—	(9)
Balance at June 30, 2023	2,923	$292	$45,299	$(1,387)	$27,449	834	$(39,680)	$57
Net earnings	—	—	—	—	1,928	—	—	7
Other comprehensive income/(loss)	—	—	—	101	—	—	—	—
Cash dividends declared $0.57 per share	—	—	—	—	(1,159)	—	—	—
Share repurchase program	—	—	(600)	—	—	56	(3,433)	—
Stock compensation	—	—	146	—	—	(1)	27	—
Convertible debt	—	—	4	—	—	—	11	—
Balance at September 30, 2023	2,923	$292	$44,849	$(1,286)	$28,218	889	$(43,075)	$64

During the third quarter of 2023, BMS entered into accelerated share repurchase ("ASR") agreements to repurchase an aggregate amount of $4.0 billion of the Company's common stock. Approximately 56 million shares of common stock (85% of the 4.0 billion aggregate repurchase price) were received by BMS and included in treasury stock as of September 30, 2023. In addition, as part of its share repurchase program, BMS repurchased 17 million shares of its common stock for $1.2 billion during the nine months ended September 30, 2023.

The following table summarizes the changes in Other comprehensive income by component:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in other comprehensive income/(loss)	$(159)	$26	$(133)	$179	$(33)	$146
Reclassified to net earnings(a)	(58)	13	(45)	(93)	14	(79)
Derivatives qualifying as cash flow hedges	(217)	39	(178)	86	(19)	67

Pension and postretirement benefits
Actuarial gains/(losses)	4	—	4	(89)	22	(67)
Amortization(b)	4	(1)	3	7	(1)	6
Settlements(b)	100	(7)	93	119	(9)	110
Pension and postretirement benefits	108	(8)	100	37	12	49

Marketable debt securities
Unrealized gains/(losses)	7	(2)	5	4	(1)	3

Foreign currency translation	34	27	61	(47)	6	(41)

Other comprehensive income/(loss)	$(68)	$56	$(12)	$80	$(2)	$78

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges
Recognized in other comprehensive income/(loss)	$150	$(18)	$132	$231	$(31)	$200
Reclassified to net earnings(a)	(16)	(2)	(18)	(235)	28	(207)
Derivatives qualifying as cash flow hedges	134	(20)	114	(4)	(3)	(7)

Pension and postretirement benefits
Actuarial gains/(losses)	3	(1)	2	(10)	1	(9)

Marketable debt securities
Unrealized gains/(losses)	(3)	1	(2)	(3)	1	(2)

Foreign currency translation	4	(17)	(13)	35	(22)	13

Other comprehensive income/(loss)	$138	$(37)	$101	$18	$(23)	$(5)
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive (loss)/income, net of taxes, were as follows:

Dollars in millions	September 30, 2024	December 31, 2023
Derivatives qualifying as cash flow hedges	$69	$2
Pension and postretirement benefits	(689)	(738)
Marketable debt securities	5	2
Foreign currency translation(a)	(853)	(812)
Accumulated other comprehensive loss	$(1,468)	$(1,546)
(a)Includes net investment hedge gains of $126 million and $144 million as of September 30, 2024 and December 31, 2023, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Cost of products sold	$14	$14	$42	$38
Marketing, selling and administrative	53	55	154	162
Research and development	62	63	191	191
Total stock-based compensation expense	$129	$132	$387	$391

Income tax benefit(a)	$27	$28	$82	$80
(a)    Income tax benefit excludes excess tax (deficiencies)/benefits from share-based compensation awards that were vested or exercised of $(4) million and $(24) million for the three and nine months ended September 30, 2024, and $1 million and $21 million for the three and nine months ended September 30, 2023, respectively.

The number of units granted and the weighted-average fair value on the grant date for the nine months ended September 30, 2024 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	13.3	$47.42
Market share units	1.3	$58.63
Performance share units	1.9	$53.08

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$908	$76	$101
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.3	1.9

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

In Croatia, in February 2024, the court granted BMS's request for a preliminary injunction to prohibit Teva from offering, storing or selling generic Eliquis products in Croatia. Teva appealed this decision. On July 24, 2024, Teva's appeal was rejected by the Croatian Court of Appeal.

In Finland, the court granted our request for a preliminary injunction prohibiting Teva from offering, storing or selling generic Eliquis products in Finland that have obtained price and reimbursement. A trial regarding Teva's challenge to the validity of the Finnish composition-of-matter patent and related SPC concluded on July 5, 2023. On May 22, 2024, the Finnish court held the patent to be invalid and lifted the preliminary injunction. BMS has sought permission to appeal this decision. Teva and Sandoz have both launched generic apixaban products on the Finnish market.

In France, a trial was held regarding Teva's challenge to the validity of the French composition-of-matter patent and related SPC, and a decision was issued on June 8, 2023, confirming their validity and rejecting Teva's claims. Teva has appealed the decision and a hearing of the appeal has been scheduled for November 2025.

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

In the Netherlands, our requests for preliminary injunctions to prevent at-risk generic launches by Sandoz, Stada and Teva prior to full trials on the validity of the Dutch composition-of-matter patent and SPC were initially denied by the lower courts. However, in a judgment issued on August 15, 2023, the Dutch Court of Appeal overturned the decisions of the lower court, issued preliminary injunctions against Sandoz, Stada and Teva and ordered those companies to recall any generic Eliquis product from the Dutch market. Trials regarding challenges brought by Sandoz and Teva, respectively, to the validity of the Dutch composition-of-matter patent and related SPC took place on October 13, 2023 and January 12, 2024. On October 30, 2024, the district court issued decisions confirming the validity of the Dutch composition-of-matter patent and SPC.

In Norway, a trial was held regarding Teva's challenge to the validity of the Norwegian composition-of-matter patent and related SPC, and a decision was issued on May 23, 2023, confirming their validity and rejecting Teva's claims. Teva appealed the decision, and on June 3, 2024, the Court of Appeal issued a decision confirming the validity of the patent and related SPC. Teva is seeking permission to appeal the decision from the Supreme Court of Norway.

In Portugal, there are patent validity and infringement proceedings pending with multiple companies seeking to market generic versions of Eliquis. A trial regarding Mylan's challenge to the validity of the Portuguese composition-of-matter patent concluded in the second quarter of 2024 and a decision is pending. In early September 2023, Teva launched a generic Eliquis product on the Portuguese market. On September 15, 2023, the Company filed a request for a preliminary injunction against Teva at the Portuguese Intellectual Property Court. The hearing of the preliminary injunction against Teva concluded in the second quarter of 2024 and a decision is pending.

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

In Switzerland, a trial was held regarding Teva's challenge to the validity of the Swiss composition-of-matter patent and related SPC, and a decision was issued on March 8, 2024, confirming their validity and rejecting Teva's claims. Teva appealed the decision, but on October 4, 2024, the Federal Supreme Court issued a decision upholding the validity of the patent and related SPC.

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

In Czechia, Teva filed an action seeking revocation of the Czech composition of matter patent and related SPC. On July 25, 2024, the Czech Intellectual Property Office issued a decision holding the patent and SPC to be valid. Teva has appealed this decision.

In Slovakia, Teva filed an action seeking revocation of the Slovak composition of matter patent and related SPC. On August 22, 2024, the Slovak Intellectual Property Office issued a decision holding the patent and SPC to be invalid. BMS intends to appeal the decision.

In addition to the above, challenges to the validity of the composition-of-matter patent and related SPC are pending in Denmark, Italy, Poland, Hungary, Bulgaria, Greece and Lithuania.

Generic manufacturers may seek to market generic versions of Eliquis in additional countries in Europe prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited ("GenRx") obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex ("GenRx-Apotex"). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi's Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi's injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia ("Full Court") appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($310 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing concluded in February 2021. On June 26, 2023, the appeal court issued a ruling in BMS and Sanofi's favor, upholding the lower court's decision. In December 2023, the Australian government was granted leave to appeal the decision to the High Court of Australia, and the High Court held an appeal hearing on September 4-5, 2024, and a decision is pending.

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

In May and June 2024, BMS received Notice Letters from Synthon BV ("Synthon") and Apotex Inc. ("Apotex"), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Zeposia in the U.S. and challenging a U.S. patent listed in the Orange Book for Zeposia. In response, BMS filed patent infringement actions against Synthon and Apotex in the U.S. District Court for the District of Delaware. On August 14, 2024 and September 16, 2024, Synthon and Apotex answered their respective complaints. On September 23, 2024, the district court consolidated the Synthon and Apotex actions. No trial date has been scheduled.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS appealed the decision. On March 15, 2023, the Hawaii Supreme Court issued its decision, reversing in part and affirming in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination. A new bench trial concluded on October 16, 2023. On May 21, 2024, the trial court issued a new decision against Sanofi and BMS, imposing penalties in the total amount of $916 million, with $458 million attributed to BMS. Sanofi and BMS have appealed the decision.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. Cases were filed in state and federal courts in the United States. Pursuant to a previously disclosed master settlement agreement and settlement related court orders, the vast majority of the cases in the United States were resolved or dismissed. Eleven inactive cases remain pending in state courts in New Jersey. There are also eleven cases pending in Canada (four class actions and seven individual injury claims), two of which are active (the certified class actions in Quebec and Ontario). A settlement in principle has recently been reached in the class actions, subject to Court approval.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the "Celgene Securities Class Action"). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene's 2020 outlook and projected sales of Otezla*, and (3) the NDA for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiffs' amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In March 2023, the Court granted the defendants leave to file a motion for summary judgment, the briefing for which was completed in June 2023. On September 8, 2023, the Court granted in part and denied in part defendants' motion for summary judgment as to the claims regarding statements made by the remaining officer defendants. As to the claims regarding Celgene’s corporate statements, the Court denied the defendants’ motion without prejudice and granted the defendants leave to re-raise the issue. On October 27, 2023, the defendants filed a motion for partial summary judgment as to Celgene’s corporate statements. On July 23, 2024, the Court granted the defendants’ motion as to individual liability for those corporate statements but reserved decision as to the company's liability, noting that another opinion would be forthcoming. On September 4, 2024, the Court granted in part, denied in part, and held in abeyance in part the defendants’ motion for summary judgment as to the Company’s liability for Celgene’s corporate statements and requested supplemental briefing as to the statements the Court did not rule on. Following supplemental briefing, the Court held a hearing on October 10, 2024, where it denied defendants' summary judgment motion as to the remaining statements at issue.

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

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement ("CVR Agreement") entered into in connection with the closing of BMS's acquisition of Celgene in November 2019. An entity claiming to be the successor trustee under the CVR Agreement alleged that BMS breached the CVR Agreement by allegedly failing to use "diligent efforts" to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby allegedly avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the alleged successor trustee. The plaintiff sought damages in an amount to be determined at trial and other relief, including interest and attorneys' fees. BMS disputes the allegations. BMS filed a motion to dismiss the alleged successor trustee's complaint for failure to state a claim upon which relief can be granted, which was denied on June 24, 2022. On February 2, 2024, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction. In an opinion and order entered on September 30, 2024, the court granted BMS’s motion and dismissed the lawsuit for lack of subject matter jurisdiction without prejudice to the refiling of a new lawsuit by a properly appointed trustee. The plaintiff has appealed this order.

In October 2021, alleged former Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") relating to the joint proxy statement. That action later was consolidated with another action filed in the same court, and a consolidated complaint thereafter was filed asserting claims on behalf of a class of CVR acquirers, whether in the BMS merger with Celgene or otherwise, for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and sections 10(b), 14(a) and 20(a) of the Exchange Act. The complaint alleged that the February 22, 2019 joint proxy statement was materially false or misleading because it failed to disclose that BMS allegedly had no intention to obtain FDA approval for liso-cel (Breyanzi) by the applicable milestone date in the CVR Agreement and that certain statements made by BMS or certain BMS officers in periodic SEC filings, earnings calls, press releases, and investor presentations between December 2019 and November 2020 were materially false or misleading for the same reason. Defendants moved to dismiss the complaint. On March 1, 2023, the Court entered an opinion and order granting defendants' motion and dismissed the complaint in its entirety. The claims under Sections 11, 12(a)(2), and 15 of the Securities Act and Section 14(a) of the Exchange Act were dismissed with prejudice. The claims under Sections 10(a) and 20(a) of the Exchange Act were dismissed with leave to file a further amended complaint, which plaintiffs filed on April 14, 2023. Defendants moved to dismiss the amended complaint and briefing on the motion was completed on June 23, 2023. In an opinion and order entered on February 29, 2024, the Court granted that motion in its entirety and dismissed the remaining claims with prejudice. On March 28, 2024, plaintiffs filed a notice of appeal. Briefing has been completed in the appeal, which is pending in the United States Court of Appeals for the Second Circuit. Oral argument took place on October 25, 2024.

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleged that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserted claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. Defendants moved to stay the action pending resolution of the federal action or, in the alternative, to dismiss the complaint and later filed a similar motion in response to an amended complaint. On February 2, 2024, the Court granted defendants’ motion and dismissed the case in its entirety. On February 29, 2024, the plaintiff filed a notice of appeal. The plaintiff’s appeal was not perfected before the deadline for doing so under applicable court rules, and therefore, the appeal is deemed to be dismissed under those rules.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene's former chairman and chief executive officer. The Court had temporarily stayed the action pending resolution of the federal action, but lifted the stay on March 21, 2024, following the dismissal of the federal action. On April 4, 2024, defendants moved to dismiss the New Jersey complaint. On June 25, 2024, the Court granted defendants' motion and dismissed the complaint in its entirety without prejudice. The plaintiff filed an amended complaint on August 15, 2024. On September 30, 2024, the defendants filed a motion to dismiss the amended complaint.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against the U.S. Department of Health & Human Services and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. On August 29, 2023, the government selected Eliquis for this program. In its lawsuit, BMS argues that this program violates the Fifth Amendment, which requires the government to pay just compensation if it takes property for public use, by requiring pharmaceutical manufacturers to provide medicines to third parties at prices set by the government that necessarily fall below fair market value. BMS also argues that this program violates the First Amendment right to free speech by requiring manufacturers to state that they agree that the price set by the government is the medicine's "maximum fair price" as determined by negotiation, even though there is no true negotiation. On August 16, 2023, BMS filed a motion for summary judgment. On October 16, 2023, the government filed an opposition to BMS’s motion for summary judgment and a cross-motion for summary judgment. The court heard oral argument on the parties' summary judgment motions on March 7, 2024. On April 29, 2024, the court issued an opinion and order that denied BMS's motion for summary judgment and granted the government's cross-motion for summary judgment. BMS appealed to the United States Court of Appeals for the Third Circuit. Oral argument in the Third Circuit took place on October 30, 2024.

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

In March 2019, Humana Inc. ("Humana"), which opted out of the above settlement, filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana's complaint makes largely the same claims and allegations as were made in the now settled Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys' fees and costs. In May 2019, Celgene filed a motion to dismiss Humana's complaint. In April 2022, the Court issued an order denying Celgene's motion to dismiss. That order addressed only Celgene's argument that certain of Humana's claims were barred by the statute of limitations. The Court's order did not address Celgene's other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS subsequently filed a motion to dismiss Humana's amended complaint. On August 18, and September 8, 2023, the Court held argument on Celgene and BMS' motion. On June 6, 2024, the Court granted Celgene and BMS's motion to dismiss in its entirety. The Court granted Humana and the other plaintiffs referenced immediately below (other than United HealthCare Services Inc. ("UHS"), which had previously amended) leave to amend their complaints. These plaintiffs filed amended complaints on August 5, 2024.

UHS, Blue Cross Blue Shield Association ("BCBSM"), BCBSM Inc., Health Care Service Corporation ("HCSC"), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation ("Cigna"), Molina Healthcare, Inc. ("Molina") and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, "MSP")) filed lawsuits between 2020 and 2022 making largely the same claims and allegations as were made in the now-settled class action litigation and in the Humana opt-out action. The UHS and MSP matters include additional claims related to copay assistance for Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey. BCBSM has voluntarily dismissed its claims. The Court's order granting Celgene and BMS's motion to dismiss in the Humana action dismissed the complaints filed by these plaintiffs as well (except as to UHS, which has already been amended). The Court granted these plaintiffs leave to amend all dismissed claims, with the exception of MSP's claims under RICO, which were dismissed with prejudice. These plaintiffs filed amended complaints on August 5, 2024.

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

In November 2022, certain specialty pharmacies filed an action as direct purchasers against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The action makes largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now settled class action litigation, and seeks injunctive relief and damages under the Sherman Antitrust Act. Also in November 2022, a putative class of end-payor plaintiffs filed an action against Celgene, BMS, and certain generic manufacturers in the U.S. District Court for the District of New Jersey. The class complaint brings claims based on Celgene's allegedly anticompetitive settlements of Revlimid patent litigation, seeking damages under state antitrust and consumer protection laws and injunctive relief under federal antitrust law. Celgene, BMS and the generic defendants have filed consolidated motions to dismiss these two actions. The motions were fully briefed in May 2023 and administratively terminated in November 2023 pending a ruling on Celgene and BMS's motion to dismiss the Humana amended complaint. In view of the Court's dismissal decision in the Humana action described above, these plaintiffs filed amended complaints on August 5, 2024.

In October and November 2023, three healthcare systems—the Mayo Clinic, LifePoint Corporate Services, G.P. and Intermountain Health, Inc.—filed two new lawsuits against Celgene, BMS and certain generic manufacturers making largely the same claims and allegations against Celgene and BMS as were made with respect to Revlimid in the now-settled class action litigation, and seeking injunctive relief and damages under the Sherman Antitrust Act and parallel state laws. In view of the Court's dismissal decision in the Humana action described above, these plaintiffs filed amended complaints on August 5, 2024. Those actions are pending in the U.S. District Court for the District of New Jersey.

No trial dates have been scheduled in any of the above Thalomid and Revlimid Litigations.

Pomalyst Antitrust Class Action
In September 2023, certain health plan entities filed an action on behalf of a putative class of end-payor plaintiffs against Celgene, BMS, and certain generic pharmaceutical manufacturers in the U.S. District Court for the Southern District of New York. The class complaint asserts claims under federal antitrust law and state antitrust, consumer protection, and unjust enrichment laws based on allegations that Celgene and BMS engaged in anticompetitive conduct related to pomalidomide in the U.S., including by allegedly engaging in fraud before the USPTO in the acquisition of patents related to the use of pomalidomide, by filing alleged sham patent litigations against generic pharmaceutical companies seeking to market generic pomalidomide, and by entering into allegedly unlawful patent litigation settlements with certain generic pharmaceutical companies seeking to market generic pomalidomide. In December 2023, the plaintiffs filed an amended complaint that added one individual Pomalyst patient as a plaintiff, removed the generic manufacturer defendants, and added two individuals as defendants. In March 2024, one new plaintiff filed a substantially similar complaint, on behalf of the same putative class and in the same court, which was subsequently consolidated with the first action. In March 2024, BMS and its co-defendants filed motions to dismiss these actions. In September 2024, an additional plaintiff (seeking to proceed solely as a direct purchaser under the federal antitrust laws) filed a separate, substantially similar complaint. No trial dates have been scheduled.

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

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $78 million as of September 30, 2024, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our priorities are to (i) focus on transformational medicines where we have a competitive advantage (ii) drive operational excellence and (iii) strategically allocate capital for long-term growth and returns. Our mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases in the following core therapeutic areas: oncology and hematology with novel modalities in cell therapies, protein degraders, ADCs and radiopharmaceuticals; immunology with a focus on establishing new standards of care in pulmonology, rapidly advancing cell therapy into immunology diseases and transformational programs to control inflammation, reset immune memory and promote homeostasis in dermatology, rheumatology and gastrointestinal disorders; cardiovascular diseases by leveraging deep expertise across thrombotic diseases, heart failures and cardiomyopathies; and neuroscience with a focus on developing new treatments in neuropsychiatry and neurodegeneration. We are working on accelerating our drug development and delivery of our innovative medicines to patients, enhancing our commercial operating model, as well as enhancing flexibility and reliability of our manufacturing network. We remain committed to strategic business development, maintaining a strong investment grade credit rating, the dividend and reducing debt. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2023 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In September 2024, we received FDA approval for Cobenfy (xanomeline and trospium chloride), formerly known as KarXT, for the treatment of schizophrenia in adults, re-establishing our presence in neuroscience. Cobenfy represents the first new pharmacological approach to treat schizophrenia in decades, with a mechanism of action distinct from current therapies. Registrational studies are planned for Cobenfy in Adjunctive Schizophrenia, Alzheimer's Psychosis, Alzheimer's Agitation, Alzheimer's Cognition, Bipolar I Disorder and autism spectrum disorder irritability. In addition, year-to-date, we have achieved significant advances in CAR-T cell therapy with the approval of Breyanzi in the U.S. and Japan for adults with relapsed or refractory FL and in the U.S. for adults with relapsed or refractory CLL/SLL and MCL; and Abecma in the U.S. and EU for triple-class exposed relapsed and refractory multiple myeloma after two or more prior lines of therapy. Furthermore, Reblozyl received expanded approval to include the first-line treatment of adult patients with transfusion-dependent anemia due to very low, low and intermediate-risk MDS in the EU and Japan. In oncology, we continue making advancements with (i) FDA approval of Opdivo for the treatment of adult patients with resectable NSCLC, in combination with platinum-doublet chemotherapy, followed by single-agent Opdivo as adjuvant treatment after surgery; (ii) accelerated approval in the U.S. of Krazati in combination with cetuximab, for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic colorectal cancer; (iii) approval in the U.S. of Augtyro for the treatment of patients with NTRK-positive locally advanced or metastatic solid tumors; (iv) approval in Japan of Augtyro for the treatment of patients with ROS1 fusion-positive, unresectable advanced or recurrent NSCLC; and (v) both in the U.S. and EU, approval of Opdivo in combination with cisplatin and gemcitabine for first-line treatment of adult patients with unresectable or metastatic muscle invasive urothelial carcinoma. Refer to "—Product and Pipeline Developments" for additional updates on our pipeline.

Additionally, we completed the following acquisitions in 2024: (i) Karuna, a biopharmaceutical company in the area of developing and delivering medicines, including Cobenfy, for psychiatric and neurological conditions; (ii) RayzeBio, a clinical-stage radiopharmaceutical therapeutics company with a pipeline of potentially first-in-class and best-in-class drug development programs; and (iii) Mirati, a commercial stage targeted oncology company, with a commercialized medicine, Krazati, in addition to a pipeline of clinical and pre-clinical stage oncology assets. BMS also entered into a strategic collaboration with SystImmune, to co-develop and co-commercialize BL-B01D1, a bispecific topoisomerase inhibitor-based anti-body drug conjugate, which is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC and is also in development for breast cancer and other tumor types. We also entered into a worldwide capacity reservation and supply agreement with Cellares for the manufacturing of CAR-T cell therapies. This agreement is expected to enable us to expand our manufacturing capacity through a platform that is scalable and has the potential to improve turnaround time. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to "Item 1. Financial Statements—Note 3. Alliances" and "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements".

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. We continue to execute a strategic productivity initiative that will drive approximately $1.5 billion in annual cost savings by the end of 2025, the majority of which are expected to be reinvested to fund innovation and drive growth. As a result, we are focusing resources on R&D programs with the potential to deliver the greatest return on investment, prioritizing investments in key growth brands, and optimizing operations across the organization. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2024	2023	2024	2023
Total Revenues	$11,892	$10,966	$35,958	$33,529

Diluted earnings/(loss) per share
GAAP	$0.60	$0.93	$(4.45)	$2.99
Non-GAAP	1.80	2.00	(0.53)	5.80

Revenues increased by 8% during the third quarter of 2024 and 7% year-to-date due to the Growth Portfolio and Eliquis, partially offset by Sprycel due to generic erosion. Year-to-date was also partially offset by Revlimid.

The $0.33 decrease in GAAP EPS and the $0.20 decrease in non-GAAP EPS for the third quarter of 2024 were primarily driven by higher interest expense and a lower effective income tax rate in 2023, partially offset by higher revenues.

The $7.44 decrease in GAAP EPS year-to-date was primarily driven by higher one-time Acquired IPRD charges primarily from the Karuna asset acquisition and SystImmune collaboration ($6.28) and the impact of certain specified items, including intangible asset impairments, as well as the cash settlement of unvested stock awards, partially offset by higher revenues. After adjusting for specified items, the $6.33 decrease in non-GAAP EPS year-to-date was primarily due to the aforementioned Acquired IPRD charges, partially offset by higher revenues.

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For further information and reconciliations relating to our non-GAAP financial measures refer to "—Non-GAAP Financial Measures."

Economic and Market Factors

Governmental Actions

As regulators continue to focus on prescription drugs, our products are facing increased pressures across the portfolio. These pressures stem from legislative and policy changes, including price controls, pharmaceutical market access, discounting, changes to tax and importation laws and other restrictions in the U.S., EU and other regions around the world. These pressures have resulted in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. The IRA directs (i) the federal government to “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Part B (beginning in 2028) drugs that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation and (iii) Medicare Part D redesign replacing the current Part D CGDP and establishes a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2024, as part of the first round of government price setting pursuant to the IRA, the U.S. Department of Health and Human Services announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. It is possible that more of our products could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations.

In addition, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. We cannot predict whether the Biden Administration will finalize the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights or if the government will propose other drug pricing policy changes. If pursued and finalized, these policies could reduce prices and reimbursement for certain of our products and could significantly impact our business and consolidated results of operations.

At the state level, multiple states have passed, are pursuing or are considering government action via legislation or regulations to change drug pricing and reimbursement (e.g., establishing prescription drug affordability boards, implementing manufacturer mandates tied to the Federal Public Health Service Act drug pricing program, etc.). Some of these state-level actions may also influence federal and other state policies and legislation. Given the current uncertainty surrounding the adoption, timing and implementation of many of these measures, as well as pending litigation challenging such laws, we are unable to predict their full impact on our business. However, such measures could modify or decrease access, coverage, or reimbursement of our products, or result in significant changes to our sales or pricing practices, which could have a material impact on our revenues and results of operations. With respect to the Federal Public Health Service Act drug pricing program, eight states have enacted laws regulating manufacturer pricing obligations under the program to date. Several additional states are considering similar potential legislation or other government actions, and we expect other states may do the same in the future.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2024 as of October 31, 2024:

Product	Date	Approval

Opdivo	October 2024
FDA approval of Opdivo for the treatment of adult patients with resectable (tumors ≥ 4 cm or node positive) NSCLC and no known epidermal growth factor receptor mutations or anaplastic lymphoma kinase rearrangements, for neoadjuvant treatment, in combination with platinum-doublet chemotherapy, followed by single-agent Opdivo as adjuvant treatment after surgery.

Cobenfy (KarXT; xanomeline and trospium chloride)	September 2024	FDA approval of Cobenfy for the treatment of schizophrenia in adults.

Augtyro	September 2024	Japan's Ministry of Health, Labour and Welfare approval of Augtyro for the treatment of patients with ROS1 fusion-positive, unresectable advanced or recurrent NSCLC.

Breyanzi	August 2024
Japan's Ministry of Health, Labour and Welfare approval of Breyanzi for the treatment of relapsed or refractory FL after one prior line of systemic therapy in patients with high-risk FL and after two or more lines of systemic therapy.

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

Opdivo	May 2024	EC approval of Opdivo in combination with cisplatin and gemcitabine for the first-line treatment of adult patients with unresectable or metastatic urothelial carcinoma.

Breyanzi	May 2024
FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory MCL who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor.

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

Reblozyl	April 2024	EC expanded approval of Reblozyl to include the first-line treatment of adult patients with transfusion-dependent anemia due to very low, low and intermediate-risk MDS.

Abecma	March 2024
EC approval of Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma who have received at least two prior therapies, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 antibody and have demonstrated disease progression on the last therapy.

Breyanzi	March 2024
FDA accelerated approval of Breyanzi for the treatment of adult patients with relapsed or refractory CLL or SLL who have received at least two prior lines of therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor.

Opdivo	March 2024	FDA approval of Opdivo, in combination with cisplatin and gemcitabine, for the first-line treatment of adult patients with unresectable or metastatic urothelial carcinoma.

Reblozyl	January 2024	Japan's Ministry of Health, Labour and Welfare approval of Reblozyl for the treatment of anemia associated with myelodysplastic syndrome.

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the third quarter of 2024.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	2024	2023	% Change	Foreign Exchange(b)	2024	2023	% Change	Foreign Exchange(b)
United States	$8,232	$7,542	9%	—%	$25,509	$23,298	9%	—%
International	3,389	3,239	5%	(4)%	9,803	9,716	1%	(5)%
Other(a)	271	185	46%	N/A	646	515	25%	N/A
Total	$11,892	$10,966	8%	(2)%	$35,958	$33,529	7%	(2)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues increased 9% during the third quarter of 2024 and year-to-date primarily due to higher demand for the Growth Portfolio and higher demand for Eliquis, partially offset by Sprycel due to generic erosion. Average U.S. net selling prices decreased 1% year-to-date compared to the same period a year ago.

International

•International revenues increased 5% and 1% during the third quarter of 2024 and year-to-date, respectively, driven by higher demand for the Growth Portfolio, partially offset by lower demand for the Legacy Portfolio and foreign exchange impacts. The negative foreign exchange impacts of 4% and 5% during the third quarter and year-to-date, respectively, were primarily attributed to devaluation of the Argentine peso, which was mostly offset by inflation-related local currency price increases.

Beginning in 2024, Puerto Rico revenues are presented as part of International revenues to align with management's review of the Company's financial results. Prior period amounts have been recast to conform to the current presentation. No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2024 and 2023. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Gross product sales	$21,223	$18,648	14%	$61,298	$54,047	13%
GTN adjustments
Charge-backs and cash discounts	(2,967)	(2,373)	25%	(8,366)	(6,743)	24%
Medicaid and Medicare rebates	(4,577)	(3,730)	23%	(11,525)	(9,355)	23%
Other rebates, returns, discounts and adjustments	(2,196)	(1,900)	16%	(6,440)	(5,339)	21%
Total GTN adjustments	(9,740)	(8,003)	22%	(26,331)	(21,437)	23%
Net product sales	$11,483	$10,645	8%	$34,967	$32,610	7%

GTN adjustments percentage	46%	43%	3%	43%	40%	3%
U.S.	52%	49%	3%	48%	45%	3%
Non-U.S.	20%	20%	—%	20%	20%	—%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $42 million and $103 million for the three and nine months ended September 30, 2024 and $18 million and $116 million for the three and nine months ended September 30, 2023, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to product mix and higher government channel rebates.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Growth Portfolio
Opdivo	$2,360	$2,275	4%	$6,825	$6,622	3%
U.S.	1,366	1,343	2%	3,927	3,845	2%
Non-U.S.	994	932	7%	2,898	2,777	4%

Orencia	936	925	1%	2,682	2,616	3%
U.S.	706	708	—%	2,020	1,954	3%
Non-U.S.	230	217	6%	662	662	—%

Yervoy	642	579	11%	1,855	1,672	11%
U.S.	399	359	11%	1,171	1,039	13%
Non-U.S.	243	220	10%	684	633	8%

Reblozyl	447	248	80%	1,226	688	78%
U.S.	358	200	79%	999	534	87%
Non-U.S.	89	48	85%	227	154	47%

Opdualag	233	166	40%	674	437	54%
U.S.	216	162	33%	637	429	48%
Non-U.S.	17	4	>200%	37	8	>200%

Abecma	124	93	33%	301	372	(19)%
U.S.	77	69	12%	183	302	(39)%
Non-U.S.	47	24	96%	118	70	69%

Zeposia	147	123	20%	408	301	36%
U.S.	105	95	11%	288	219	32%
Non-U.S.	42	28	50%	120	82	46%

Breyanzi	224	92	143%	484	263	84%
U.S.	173	77	125%	382	218	75%
Non-U.S.	51	15	>200%	102	45	127%

Camzyos	156	68	129%	379	143	165%
U.S.	135	67	101%	342	142	141%
Non-U.S.	21	1	>200%	37	1	>200%

Sotyktu	66	66	—%	163	107	52%
U.S.	51	62	(18)%	126	101	25%
Non-U.S.	15	4	>200%	37	6	>200%

Augtyro	10	—	N/A	23	—	N/A
U.S.	10	—	N/A	23	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Krazati	34	—	N/A	87	—	N/A
U.S.	32	—	N/A	82	—	N/A
Non-U.S.	2	—	N/A	5	—	N/A

Other Growth Products(a)	433	311	39%	1,093	886	23%
U.S.	172	149	15%	488	455	7%
Non-U.S.	261	162	61%	605	431	40%

Total Growth Portfolio	$5,812	$4,946	18%	$16,200	$14,107	15%
U.S.	3,800	3,291	15%	10,668	9,238	15%
Non-U.S.	2,012	1,655	22%	5,532	4,869	14%

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Legacy Portfolio
Eliquis	$3,002	$2,705	11%	$10,138	$9,332	9%
U.S.	2,045	1,772	15%	7,410	6,610	12%
Non-U.S.	957	933	3%	2,728	2,722	—%

Revlimid	1,412	1,429	(1)%	4,434	4,647	(5)%
U.S.	1,212	1,209	—%	3,830	3,951	(3)%
Non-U.S.	200	220	(9)%	604	696	(13)%

Pomalyst/Imnovid	898	872	3%	2,722	2,551	7%
U.S.	697	606	15%	2,010	1,712	17%
Non-U.S.	201	266	(24)%	712	839	(15)%

Sprycel	290	517	(44)%	1,088	1,404	(23)%
U.S.	225	399	(44)%	848	1,011	(16)%
Non-U.S.	65	118	(45)%	240	393	(39)%

Abraxane	253	260	(3)%	701	757	(7)%
U.S.	151	178	(15)%	450	526	(14)%
Non-U.S.	102	82	24%	251	231	9%

Other Legacy Products(b)	225	237	(5)%	675	731	(8)%
U.S.	102	87	17%	293	250	17%
Non-U.S.	123	150	(18)%	382	481	(21)%

Total Legacy Portfolio	$6,080	$6,020	1%	$19,758	$19,422	2%
U.S.	4,432	4,251	4%	14,841	14,060	6%
Non-U.S.	1,648	1,769	(7)%	4,917	5,362	(8)%

Total Revenues	$11,892	$10,966	8%	$35,958	$33,529	7%
U.S.	8,232	7,542	9%	25,509	23,298	9%
Non-U.S.(c)	3,660	3,424	7%	10,449	10,231	2%

(a)    Includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)    Includes International and Other.

Growth Portfolio

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. It has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing registrational studies for Opdivo across other tumor types and disease areas.

•U.S. revenues increased 2% during the third quarter of 2024 and year-to-date primarily due to higher average net selling prices, partially offset by lower demand.

•International revenues increased 7% during the third quarter of 2024 and 4% year-to-date primarily due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 9% and 10%, respectively. Excluding foreign exchange impacts, revenues increased 16% and 14%, respectively.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

•U.S. revenues were relatively flat during the third quarter of 2024 due to higher demand offset by lower average net selling prices.

•U.S. revenues increased 3% year-to-date primarily due to higher demand, partially offset by lower average net selling prices.

•International revenues increased 6% during the third quarter of 2024 due to higher demand and average net selling price, partially offset by foreign exchange impacts of 7%. Excluding foreign exchange impacts, revenues increased by 13%.

•International revenues were flat year-to-date due to higher demand offset by foreign exchange impacts of 8%. Excluding foreign exchange impacts, revenues increased 8%.

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

•U.S. revenues increased 11% during the third quarter of 2024 and 13% year-to-date due to higher demand and higher average net selling prices.

•International revenues increased 10% during the third quarter of 2024 and 8% year-to-date due to higher demand, partially offset by foreign exchange impacts of 7% in both periods. Excluding foreign exchange impacts, revenues increased by 17% and 15%, respectively.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with lower risk myelodysplastic syndrome and beta thalassemia.

•U.S. revenues increased 79% during the third quarter of 2024 and 87% year-to-date driven by higher demand due to a first line label extension in August 2023.

•International revenues increased 85% during the third quarter of 2024 and 47% year-to-date due to higher demand, partially offset by foreign exchange impacts of 5% and 3%, respectively. Excluding foreign exchange impacts, revenues increased by 90% and 50%, respectively.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 33% during third quarter of 2024 and 48% year-to-date primarily due to higher demand.

Abecma (idecabtagene vicleucel) — a BCMA genetically modified autologous CAR–T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues increased 12% during the third quarter of 2024 due to higher demand related to third line label extension in April 2024 and decreased 39% year-to-date due to increased competition in BCMA targeted therapies, partially offset by higher demand related to third line label extension.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues increased 11% during the third quarter of 2024 and 32% year-to-date primarily due to higher demand.

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

•U.S. revenues increased 125% during the third quarter of 2024 and 75% year-to-date primarily due to higher demand enabled by expanded manufacturing capacity and new indication launches.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic obstructive HCM to improve functional capacity and symptoms. Camzyos was launched in April 2022.

•U.S. revenues increased 101% during the third quarter of 2024 and 141% year-to-date, primarily due to higher demand.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Sotyktu was launched in September 2022.

•U.S. revenues decreased 18% during the third quarter of 2024 primarily due to comparator sales for use in clinical trials during the third quarter of 2023 and lower average net selling prices, partially offset by higher demand.

•U.S. revenues increased 25% year-to-date, primarily due to higher demand, partially offset by comparator sales for use in clinical trials during the third quarter of 2023 and lower average net selling prices.

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

Krazati (adagrasib) — a highly selective and potent oral small-molecule inhibitor of the KRASG12C mutation, indicated for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy and, in combination with cetuximab, for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic CRC, as determined by an FDA-approved test, who have received prior treatment with fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy. Krazati was brought into the BMS portfolio as part of the Mirati acquisition completed in 2024.

Cobenfy (xanomeline and trospium chloride) – a combination M1 / M4 muscarinic receptor agonist and muscarinic antagonist indicated for the treatment of schizophrenia in adults. Cobenfy was approved by the FDA in September 2024.

Other Growth Brands — includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.

Legacy Portfolio

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 15% during third quarter of 2024 and 12% year-to-date primarily due to higher demand and higher average net selling prices.

•International revenues increased 3% during the third quarter of 2024 and were flat year-to-date primarily due to foreign exchange impacts of 1% and (1)%, respectively. Excluding foreign exchange impacts, revenues increased 2% and 1%, respectively.

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

•U.S. revenues were flat during the third quarter of 2024 and decreased 3% year-to-date primarily due to generic erosion and lower average net selling prices, partially offset by the prior year impact of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products.

•International revenues decreased 9% during third quarter of 2024 and 13% year-to-date primarily due to generic erosion across several European countries and foreign exchange impacts of 3% and 4%, respectively. Excluding foreign exchange impacts, revenues decreased by 6% and 9%, respectively.

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

•U.S. revenues increased 15% during the third quarter of 2024 and 17% year-to-date due to higher demand and the prior year impact of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products.

•International revenues decreased 24% during the third quarter of 2024 and 15% year-to-date primarily due to generic erosion and year-to-date foreign exchange impact of 1%. Excluding foreign exchange impacts, revenues decreased by 24% and 14%, respectively.

•In the EU, generic pomalidomide products entered the market in August 2024.

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

•U.S. revenues decreased 44% during the third quarter of 2024 primarily due to lower average net selling price and generic erosion.

•U.S. revenues decreased 16% year-to-date primarily due to lower average net selling price and generic erosion, partially offset by higher demand during the first half of the year.
•International revenues decreased 45% during the third quarter of 2024 and 39% year-to-date primarily due to generic erosion, lower average net selling prices and foreign exchange impacts of 3% and 4%, respectively. Excluding foreign exchange impacts, revenues decreased by 42% and 35%, respectively.

•In the U.S. (September 2024) and EU, generic dasatinib products have entered the market. In Japan, the composition of matter patent for the treatment of non-imatinib-resistant CML has expired.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 15% during the third quarter of 2024 and 14% year-to-date due to lower demand driven by generic erosion.

Other Legacy Portfolio Products — includes other mature brands.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation— SEC Consent Order" in our 2023 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of September 30, 2024, for our U.S. distribution channels, and as of June 30, 2024, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 85% of total gross sales of U.S. products during the nine months ended September 30, 2024. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the nine months ended September 30, 2024 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our Annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2024	2023	% Change	2024	2023	% Change
Cost of products sold(a)	$2,957	$2,506	18%	$9,156	$7,948	15%
Marketing, selling and administrative	1,983	2,003	(1)%	6,278	5,699	10%
Research and development	2,374	2,242	6%	7,968	6,821	17%
Acquired IPRD	262	80	*	13,343	313	*
Amortization of acquired intangible assets	2,406	2,256	7%	7,179	6,769	6%
Other (income)/expense, net	234	(258)	*	588	(787)	*
Total Expenses	$10,216	$8,829	16%	$44,512	$26,763	66%
*    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $451 million in the third quarter of 2024 and $1.2 billion year-to-date primarily due to higher profit sharing and royalty expense ($246 million and $565 million) and higher sales volume. Year-to-date 2024 also includes a $280 million impairment charge related to Inrebic.

Marketing, Selling and Administrative

Marketing, selling and administrative expense decreased by $20 million in the third quarter of 2024.

Marketing, selling and administrative expense increased by $579 million year-to-date primarily due to the impact of recent acquisitions in 2024, including the cash settlement of unvested stock awards and other related expenses of $372 million.

Research and Development

Research and development expense increased by $132 million in the third quarter of 2024 primarily due to the impact of recent acquisitions.

Research and development expense increased by $1.1 billion year-to-date primarily due to an IPRD impairment charge relating to alnuctamab ($590 million) and the impact of recent acquisitions, including cash settlement of unvested stock awards and other related expenses of $348 million.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Karuna asset acquisition (Note 4)	$—	$—	$12,122	$—
RayzeBio rights buy-out	92	—	92	—
SystImmune upfront fee (Note 3)	—	—	800	—
Evotec designation and opt-in license fees	125	—	170	90
Prothena opt-in license fee	—	—	80	55
Other	45	80	79	168
Acquired IPRD	$262	$80	$13,343	$313

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased by $150 million in the third quarter of 2024 and $410 million year-to-date primarily due to the intangible assets acquired through the RayzeBio acquisition in the first quarter of 2024 and FDA approval of Augtyro in the fourth quarter of 2023.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $492 million in the third quarter of 2024 and $1.4 billion year-to-date as discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Interest expense	$505	$280	$1,451	$850
Royalty and licensing income	(180)	(365)	(532)	(1,068)
Royalty income - divestitures	(284)	(217)	(820)	(623)
Investment income	(94)	(107)	(364)	(304)
Litigation and other settlements	—	(61)	71	(393)
Provision for restructuring	78	141	558	321
Integration expenses	69	54	214	180
Equity investment (gain)/losses	(12)	—	(221)	213
Acquisition expenses	—	—	50	—
Intangible asset impairments	47	29	47	29
Other	105	(12)	134	8
Other (income)/expense, net	$234	$(258)	$588	$(787)

•Interest expense increased in the third quarter of 2024 and year-to-date due to additional borrowings. Refer to "Item 1. Financial Statements—Note 10. Financing Arrangements" for further information.
•Royalty income decreased in the third quarter of 2024 and year-to-date primarily due to lower royalty rates for Keytruda* starting in 2024, partially offset by higher royalties from diabetes business divestitures in 2024. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.
•Investment income is primarily driven by changes in average cash and marketable debt securities balances.
•Litigation and other settlements includes amounts related to pricing, sales and promotional practices disputes and securities litigation matters, partially offset by income from the Eisai collaboration termination in 2024. Refer to "Item 1. Financial Statements—Note 3. Alliances" and "Item 1. Financial Statements —Note 18. Legal Proceedings and Contingencies" for further information. Third quarter of 2023 includes income related to the AstraZeneca settlement, partially offset by expense recorded in connection with the BeiGene settlement. Year-to-date 2023 includes income related to the Nimbus' TYK2 program change of control provision and additional settlement costs related to commercial disputes regarding intellectual property matters. Refer to "Item 1. Financial Statements—Note 5. Other (Income)/Expense, Net" for further information.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including the plans discussed further in "Item 1. Financial Statements—Note 6. Restructuring".
•Integration expenses increased in the third quarter of 2024 and year-to-date primarily due to Celgene and other acquisitions.
•Equity investments generated gains year-to-date in 2024 compared to losses in 2023 primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Acquisition expenses primarily includes investment banking and professional advisory fees.
•Other includes pension settlement charges of $100 million and $119 million for the third quarter of 2024 and year-to-date, respectively, related to the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income pension plan.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023
Earnings/(Loss) before income taxes	$1,676	$2,137	$(8,554)	$6,766
Income tax provision	461	203	455	488
Effective tax rate	27.5%	9.5%	(5.3)%	7.2%

Impact of specified items	9.0%	(2.1)%	(193.7)%	(7.5)%
Effective tax rate excluding specified items	18.5%	11.6%	188.4%	14.7%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate for the third quarter of 2024 was primarily impacted by changes in previously estimated annual effective tax rates resulting from jurisdictional earnings mix. The effective tax rate for the third quarter of 2023 was primarily impacted by revised guidance regarding deductibility of certain research and development expenses which reduced income taxes by approximately $160 million and was the primary reason for a $240 million reduction to previously estimated income taxes for 2022 upon finalization of the U.S. federal income tax return.

Excluding the impact of specified items, the effective tax rate increased from 11.6% to 18.5% in the third quarter of 2024, primarily due to the aforementioned jurisdictional earnings mix and revised guidance regarding deductibility of certain research and development expenses.

The year-to-date 2024 effective tax rate was primarily impacted by a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna and releases of income tax reserves of $644 million related to the resolution of Celgene's 2017-2019 IRS audit. The Karuna non-tax deductible charge affected the effective tax rate as well as the effective tax rate excluding specified items. In addition, the effective tax rate was impacted by jurisdictional earnings mix resulting from amortization of acquired intangible assets, foreign currency changes on certain net operating loss and other carryforwards in 2024, and other specified items.

The year-to-date 2023 effective tax rate was primarily impacted by a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments, jurisdictional earnings mix resulting from amortization of acquired intangible assets, equity investment losses, litigation and other settlements, as well as releases of income tax reserves of $89 million related to the resolution of Celgene's 2009-2011 IRS audit.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments and release of income tax reserves relating to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on October 31, 2024 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2024	2023	2024	2023

Inventory purchase price accounting adjustments	$13	$—	$34	$84
Intangible asset impairment	—	—	280	—
Site exit and other costs	88	16	105	53
Cost of products sold	101	16	419	137

Acquisition related charges(a)	—	—	372	—
Site exit and other costs	7	65	19	85
Marketing, selling and administrative	7	65	391	85

IPRD impairments	—	60	590	80
Priority review voucher	—	—	—	95
Acquisition related charges(a)	—	—	348	—
Site exit and other costs	21	4	36	10
Research and development	21	64	974	185

Amortization of acquired intangible assets	2,406	2,256	7,179	6,769

Interest expense(b)	(12)	(12)	(37)	(39)
Litigation and other settlements	—	(62)	61	(397)
Provision for restructuring	78	141	558	321
Integration expenses	69	54	214	180
Equity investment (gain)/losses	(13)	(2)	(222)	206
Acquisition expenses	—	—	50	—
Intangible asset impairment	47	29	47	29
Other	106	(1)	116	(6)
Other (income)/expense, net	275	147	787	294

Increase to pretax income	2,810	2,548	9,750	7,470

Income taxes on items above	(371)	(340)	(1,296)	(944)
Income tax reserve releases	—	—	(502)	—
Income taxes attributed to non-U.S. tax ruling	—	—	—	(656)
Income taxes	(371)	(340)	(1,798)	(1,600)

Increase to net earnings	$2,439	$2,208	$7,952	$5,870
(a) Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b) Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2024	2023	2024	2023
Net earnings/(loss) attributable to BMS
GAAP	$1,211	$1,928	$(9,020)	$6,263
Specified items	2,439	2,208	7,952	5,870
Non-GAAP	$3,650	$4,136	$(1,068)	$12,133

Weighted-average common shares outstanding – diluted	2,031	2,064	2,026	2,093

Diluted earnings/(loss) per share attributable to BMS
GAAP	$0.60	$0.93	$(4.45)	$2.99
Specified items	1.20	1.07	3.92	2.81
Non-GAAP	$1.80	$2.00	$(0.53)	$5.80

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	September 30, 2024	December 31, 2023
Cash and cash equivalents	$7,890	$11,464
Marketable debt securities – current	204	816
Marketable debt securities – non-current	324	364
Total cash, cash equivalents and marketable debt securities	8,418	12,644
Short-term debt obligations	(1,078)	(3,119)
Long-term debt	(48,674)	(36,653)
Net debt position	$(41,334)	$(27,128)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the nine months ended September 30, 2024, our net debt position increased by $14.2 billion primarily driven by payments for acquisitions, collaborations and milestones of $21.8 billion and $3.6 billion of dividend payments, partially offset by cash provided by operations of $10.8 billion.

During the nine months ended September 30, 2024, we issued the 2024 Senior Unsecured Notes in an aggregate principal amount of $13.0 billion with proceeds, net of discount and loan issuance costs, of $12.9 billion. The proceeds from the 2024 Senior Unsecured Notes were used to partially fund the acquisitions of RayzeBio and Karuna, and the remaining net proceeds were used for general corporate purposes. In connection with the issuance of the 2024 Senior Unsecured Notes, we terminated the $10.0 billion 364-day senior unsecured delayed draw term loan facility entered in February 2024 to provide bridge financing for the RayzeBio and Karuna acquisitions.

During the nine months ended September 30, 2024, $2.5 billion 2.900% Notes and $395 million 3.625% Notes matured and were repaid.

Under our commercial paper program, we may issue a maximum of $7.0 billion of unsecured notes that have maturities of not more than 365 days from the date of issuance. During the first quarter of 2024, we issued $3.0 billion of commercial paper and such amount was fully repaid by the end of the third quarter of 2024.

There were no borrowings outstanding under our $5.0 billion revolving credit facility as of September 30, 2024 and December 31, 2023. This credit facility expires in January 2029 and is extendable annually by one year with the consent of the lenders. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility, under which no borrowings were outstanding as of September 30, 2024. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings.

Dividend payments were $3.6 billion during the nine months ended September 30, 2024. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Annual capital expenditures are expected to be approximately $1.3 billion for the full year 2024. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

During the nine months ended September 30, 2024 and 2023, income tax payments were $3.1 billion and $4.1 billion, including $799 million and $567 million, respectively, for the transition tax following the TCJA enactment.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in millions	2024	2023
Cash flow provided by/(used in):
Operating activities	$10,751	$9,608
Investing activities	(21,156)	(949)
Financing activities	$6,769	$(10,383)

Operating Activities

The $1.1 billion increase in cash provided by operating activities compared to 2023, was primarily due to higher customer collections, net of rebates and discounts and alliance payments ($2.6 billion) and lower income tax payments ($1.0 billion), partially offset by acquisition-related expenses, including cash settlement of unvested stock awards ($1.0 billion), and higher interest payments on debt ($500 million), as well as timing of payments in the ordinary course of business.

Investing Activities

The $20.2 billion increase in cash used in investing activities compared to 2023 was due to higher acquisition-related expenses of $21.2 billion, as well as collaboration and milestone payments, partially offset by changes in the amount of marketable debt securities held of $1.0 billion.

Financing Activities

The $17.2 billion change in cash provided by financing activities compared to 2023 was primarily due to net debt borrowings of $10.5 billion in 2024 primarily to fund our acquisitions compared to $5.2 billion repurchases of common stock and net debt repayments of $1.6 billion in 2023.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the third quarter of 2024 as of October 31, 2024:

Product	Indication	Date	Developments

Abecma	Multiple Myeloma	September 2024
Announced the discontinuation of enrollment in the Phase 3 KarMMa-9 study investigating Abecma with lenalidomide maintenance versus lenalidomide maintenance alone in patients with newly diagnosed multiple myeloma who have suboptimal response after autologous stem cell transplant.

Augtyro	NSCLC	September 2024
Announced that Japan’s Ministry of Health, Labour and Welfare granted manufacturing and marketing approval for Augtyro for the treatment of patients with ROS1 fusion-positive, unresectable advanced or recurrent NSCLC. This approval is based on results from the Phase 1/2 TRIDENT-1 trial.

Breyanzi	Follicular Lymphoma (FL)	August 2024
Announced that Japan's Ministry of Health, Labour and Welfare approved the supplemental NDA for Breyanzi for the treatment of relapsed or refractory FL after one prior line of systemic therapy in patients with high-risk FL and after two or more lines of systemic therapy based on results of the TRANSCEND FL study.

August 2024
Announced EMA validation of the Type II variation application to expand the indication for Breyanzi to include the treatment of adult patients with relapsed or refractory FL who have received two or more prior lines of systemic therapy. The application is based on results of the Phase II TRANSCEND FL study. Validation of the application confirms the submission is complete and begins the EMA’s centralized review process.

Camzyos	oHCM	September 2024
Announced new long-term follow-up results from the EXPLORER-LTE cohort of the MAVA-Long-Term Extension study evaluating Camzyos in adult patients with New York Heart Association (NYHA) class II-III symptomatic obstructive hypertrophic cardiomyopathy demonstrating that patients experienced consistent and sustained improvements in echocardiographic measures and biomarkers after up to 3.5 years of continuous treatment. Patients experienced an improvement in symptoms and functional capacity as measured by NYHA class and patient-reported outcomes. The safety profile of Camzyos for up to 3.5 years remained consistent with the established safety profile and no new safety signals were identified.

July 2024
Announced that the Japanese New Drug Application for Camzyos was accepted by the Pharmaceuticals and Medical Devices Agency for the treatment of obstructive hypertrophic cardiomyopathy. This filing is based on results from the global Phase 3 EXPLORER-HCM and Phase 3 VALOR-HCM trials, as well as the Japan Phase 3 HORIZON-HCM study.

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

Cobenfy (KarXT; xanomeline and trospium chloride)	Schizophrenia	September 2024
Announced FDA approval of Cobenfy for the treatment of schizophrenia in adults. The approval is based on data from the EMERGENT clinical program, which includes three placebo-controlled efficacy and safety trials and two open-label trials evaluating the long-term safety and tolerability of Cobenfy for up to one year.

Inrebic	Myelofibrosis	August 2024
Announced that the Japanese New Drug Application for Inrebic has been submitted to the Pharmaceuticals and Medical Devices Agency for the treatment of myelofibrosis (MF). This filing is based on results from the global Phase 3 EFC12153 (Jakarta) study for 1L MF, the global Phase 2 ARD12181 (Jakarta-2) study for 2L MF, and the Japan Phase 1/2 FEDR-MF-003 study.

Product	Indication	Date	Developments

Opdivo	NSCLC	October 2024
Announced FDA approval of Opdivo for the treatment of adult patients with resectable (tumors ≥ 4cm or nod positive) NSCLC and no known epidermal growth factor receptor mutations or anaplastic lymphoma kinase rearrangements, for neoadjuvant treatment, in combination with platinum-doublet chemotherapy, followed by single-agent Opdivo as adjuvant treatment after surgery. The approval is based on results from the Phase 3CheckMate -77T trial.

Opdivo + Yervoy	Melanoma	September 2024
Announced 10-year follow-up data from the Phase 3 CheckMate -067 trial that showed continued durable improvement in survival with first-line Opdivo plus Yervoy therapy and Opdivo monotherapy, versus Yervoy alone, in patients with previously untreated advanced or metastatic melanoma. With a minimum follow up of 10 years, median overall survival was 71.9 months with Opdivo plus Yervoy, the longest reported median overall survival in a Phase 3 advanced melanoma trial.

	HCC	August 2024
Announced FDA acceptance of the supplemental BLA for Opdivo plus Yervoy as a potential first-line treatment for adult patients with unresectable hepatocellular carcinoma. The acceptance is based on results from the Phase 3 CheckMate -9DW trial. The FDA assigned a PDUFA goal date of April 21, 2025.

August 2024
Announced that the supplemental Japanese New Drug Application for Opdivo plus Yervoy was accepted by the Pharmaceuticals and Medical Devices Agency for the treatment of unresectable first line hepatocellular carcinoma. This filing is based on results from the Phase 3 CheckMate -9DW study.

July 2024
Announced EMA validation of the Type II variation application for Opdivo plus Yervoy as a potential first-line treatment option for adult patients with unresectable or advanced HCC who have not received prior systemic therapy. The application is based on results from the Phase 3 CheckMate -9DW trial.

	Colorectal Cancer	October 2024
Announced that the Phase 3 CheckMate -8HW trial evaluating Opdivo plus Yervoy compared to Opdivo monotherapy across all lines of therapy as a treatment for patients with microsatellite instability-high or mismatch repair deficient metastatic colorectal cancer met the dual primary endpoint of progression-free survival as assessed by Blinded Independent Central Review at a pre-specified interim analysis. Previously, Opdivo plus Yervoy demonstrated a statistically significant and clinically meaningful improvement in PFS compared to chemotherapy.

Opdivo  plus Yervoy demonstrated a statistically significant and clinically meaningful improvement in PFS compared to Opdivo monotherapy across all lines of therapy. The study is ongoing to assess various secondary endpoints, including overall survival. The safety profile for the combination of Opdivo plus Yervoy remained consistent with previously reported data, with no new safety signals identified.

September 2024
Announced that the supplemental Japanese New Drug Application for Opdivo plus Yervoy was accepted by the Pharmaceuticals and Medical Devices Agency for the treatment of unresectable advanced or recurrent colorectal cancer with frequent microsatellite instability. This filing is based on results from the Phase 3 CheckMate -8HW study.

	Urothelial Carcinoma	October 2024
Announced that the Phase 3 CheckMate -901 trial evaluating Opdivo plus Yervoy versus standard-of-care non-cisplatin-based chemotherapy in patients with unresectable or metastatic urothelial carcinoma who are ineligible for cisplatin-based chemotherapy, did not meet its primary endpoint of overall survival. The safety profile for Opdivo and Yervoy was consistent with previously reported data, with no new safety signals identified.

Opdivo has previously shown clinical benefit across various stages of urothelial carcinoma. These results do not impact those data or approved indications.

Zeposia	Multiple Sclerosis	September 2024
Announced data from the Phase 3 DAYBREAK trial which demonstrated that decreased rates of brain volume loss were sustained in the open-label extension for patients treated with Zeposia for relapsing forms of multiple sclerosis. A separate DAYBREAK OLE safety analysis demonstrated declining or stable incidence rates of treatment-emergent adverse events, with relatively low rates of infections, serious infections and opportunistic infections over more than eight years of treatment with Zeposia.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2024. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2023 Form 10-K. There have been no material changes to our market risk during the nine months ended September 30, 2024.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2023 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
July 1 to 31, 2024	21,409	$41.24	—	$5,014
August 1 to 31, 2024	40,092	$49.15	—	$5,014
September 1 to 30, 2024	20,232	$49.81	—	$5,014
Three months ended September 30, 2024	81,733		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations in February 2020, January and December 2021 and December 2023, in the amounts of $5.0 billion, $2.0 billion, $15.0 billion and $3.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was $5.0 billion as of September 30, 2024. Refer to "Item 8. Financial Statements and Supplementary Data—Note 17. Equity" in our 2023 Form 10-K for information on the share repurchase program.

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

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck & Co., Inc., Rahway, NJ, USA; Onglyza is a trademark of AstraZeneca AB; Otezla is a trademark of Amgen Inc.; Plavix is a trademark of Sanofi; and Tecentriq is a trademark of Genentech, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023	Mirati	Mirati Therapeutics, Inc.
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of unsecured senior notes issued by BMS in February 2024	MPM	malignant pleural mesothelioma
aGVHD	acute graft-versus-host disease	MTA	Methylthioadenosine
ANDA	Abbreviated New Drug Application	NDA	New Drug Application
AstraZeneca	AstraZeneca PLC	Nimbus	Nimbus Therapeutics
BCMA	B-cell maturation antigen-directed	NKT	natural killer T
BLA	Biologics License Application	NSCLC	non-small cell lung cancer
CAR-T	chimeric antigen receptor T-cell	NTRK	Neurotrophic Tropomyosin Receptor Kinase
Celgene	Celgene Corporation	NVAF	non-valvular atrial fibrillation
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OECD	Organization for Economic Co-operation and Development
CGDP	Coverage Gap Discount Program	Ono	Ono Pharmaceutical Co., Ltd
CLL	Chronic Lymphocytic Leukemia	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	PD-1	programmed cell death protein 1
CRC	colorectal carcinoma	PD-LI	programmed death-ligand 1
CTLA4	Cytotoxic T-lymphocyte Antigen-4	PsA	psoriatic arthritis
DLBCL	Diffuse Large B-cell Lymphoma	PRMT5	protein arginine methyltransferase 5
EC	European Commission	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended September 30, 2024
Eisai	Eisai Co., Ltd.	R&D	research and development
EPS	earnings per share	RA	rheumatoid arthritis
EU	European Union	RayzeBio	RayzeBio, Inc.
Exchange Act	the Securities Exchange Act of 1934	RCC	renal cell carcinoma
FASB	Financial Accounting Standards Board	RDFV	readily determinable fair values
FDA	U.S. Food and Drug Administration	REMS	risk evaluation and mitigation strategy
FL	follicular lymphoma	Sanofi	Sanofi S.A.
GAAP	generally accepted accounting principles	SEC	U.S. Securities and Exchange Commission
GTN	gross-to-net	SLL	Small Lymphocytic Lymphoma
HCC	hepatocellular carcinoma	SPC	Supplementary Protection Certificate
HCM	hypertrophic cardiomyopathy	SystImmune	SystImmune, Inc.
IPRD	in-process research and development	Takeda	Takeda Pharmaceutical Company Limited
IRA	Inflation Reduction Act of 2022	TCJA	Tax Cuts and Jobs Act
IRS	Internal Revenue Service	Turning Point	Turning Point Therapeutics, Inc.
JIA	juvenile idiopathic arthritis	UC	ulcerative colitis
Karuna	Karuna Therapeutics, Inc.	UK	United Kingdom
KRAS	Kirsten rat sarcoma	U.S.	United States
LBCL	Large B-cell Lymphoma	USPTO	U.S. Patent and Trademark Office
MDS	myelodysplastic syndromes	VAT	value added tax
Merck	Merck & Co.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 31, 2024	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph. D. Chair of the Board and Chief Executive Officer

Date:	October 31, 2024	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer