Form 10-K
period 2024-12-31
BRISTOL MYERS SQUIBB CO
filed 2025-02-12
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,026,400,768 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $84,156,423,913. Bristol-Myers Squibb Company has no non-voting common equity. At February 6, 2025, there were 2,029,312,023 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2024 with the U.S. Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
December 31, 2024
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this 2024 Form 10-K.

PART I

Item 1.	BUSINESS.
General

Bristol-Myers Squibb Company ("we", the "Company", or "BMS") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger.

We operate in one segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular, neuroscience and other areas where we can also deliver attractive returns for shareholders. Our priorities are to focus on transformational medicines where we have a competitive advantage, drive operational excellence and strategically allocate capital for long-term growth and shareholder returns. For a further discussion of our strategy initiatives, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategy.” In addition, we expect that our acquisitions of Karuna, RayzeBio and Mirati in 2024 will allow us to expand in neuroscience and oncology, and continue to position us as a leading biopharmaceutical company across our core therapeutic areas.

We compete with other global research-based biopharmaceutical companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. We have significant manufacturing operations in the U.S., Puerto Rico, Switzerland, Ireland, and the Netherlands.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
United States	71%	69%	68%
International (a)	27%	29%	30%
Other (b)	2%	2%	2%
Total Revenues	$48,300	$45,006	$46,159
(a)    Beginning in 2024, Puerto Rico revenues are presented as part of International revenues to align with management's review of the Company's financial results. Prior period amounts have been recast to conform to the current presentation.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Refer to the Summary of Abbreviated Terms at the end of this 2024 Form 10-K for definitions of capitalized terms used throughout the document.

Acquisitions, Divestitures, Licensing and Other Arrangements

Acquisitions, divestitures, licensing and other arrangements allow us to focus our resources on growth opportunities that drive the greatest long-term value. Our significant business development activities in 2024 included acquisitions of Karuna, RayzeBio and Mirati in addition to a global strategic collaboration agreement with SystImmune. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Divestitures, Licensing and Other Arrangements”, “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances”, and “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements”.

Products, Intellectual Property and Product Exclusivity

Our differentiated research platforms support long-term growth across therapeutic areas. Our platforms are comprised of chemically-synthesized or small molecule drugs including protein degraders; drugs produced from biological processes, called “biologics”; ADCs, CAR-T cell therapies, and radiopharmaceutical therapeutics. Small molecule drugs are typically administered orally in the form of a tablet or capsule, although other drug delivery mechanisms are also used. Biologics are typically administered through injections or by intravenous infusion. CAR-T cell therapies are administered by intravenous infusion.

Below is a summary of our significant products, including approved indications. For information about our alliance arrangements for certain of the products below, refer to “—Alliances” below and “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances.”

Growth Portfolio

Opdivo®    Opdivo (nivolumab) is a biological product and a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. It has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers..

Opdivo QvantigTM    Opdivo Qvantig (nivolumab and hyaluronidase-nvhy) is a subcutaneously administered PD-1 inhibitor indicated for most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib.

Orencia®    Orencia (abatacept) is a biological product and a fusion protein indicated for adult patients with moderate to severe active RA and PsA. It has indications for (i) reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and (ii) for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

Yervoy®    Yervoy (ipilimumab) is a biological product and is a CTLA4 immune checkpoint inhibitor. Yervoy is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and esophageal cancer.

Reblozyl®    Reblozyl (luspatercept-aamt) is a biological product, and is an erythroid maturation agent indicated for the treatment of anemia in (i) adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions, (ii) adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require red blood cell transfusions, as well as (iii) adult patients without previous erythropoiesis stimulating agent use (ESA-naïve) with very low- to intermediate-risk MDS who may require regular red blood cell transfusions, regardless of RS status.

Opdualag®    Opdualag (nivolumab and relatlimab-rmbw) is a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

Breyanzi®        Breyanzi (lisocabtagene maraleucel) is a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory LBCL after one or more lines of systemic therapy, including DLBCL not otherwise specified, high-grade B-cell lymphoma, primary mediastinal LBCL, grade 3B FL and relapsed or refractory FL after at least two prior lines of systemic therapy, relapsed or refractory CLL or SLL, and relapsed or refractory MCL in patients who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor.

Camzyos®    Camzyos (mavacamten) is a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms.

Zeposia®    Zeposia (ozanimod) is an oral immunomodulatory drug used to treat relapsing forms of MS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

Abecma®    Abecma (idecabtagene vicleucel) is a BCMA genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

Sotyktu®            Sotyktu (deucravacitinib) is an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

Krazati®            Krazati (adagrasib) is a highly selective and potent oral small-molecule inhibitor of the KRASG12C mutation, indicated for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy and, in combination with cetuximab, for the treatment of adult patients with KRASG12C-mutated locally advanced or metastatic CRC, as determined by an FDA-approved test, who have received prior treatment with fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy.

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

CobenfyTM        Cobenfy (xanomeline and trospium chloride) is a combination M1/M4 muscarinic receptor agonist and muscarinic antagonist indicated for the treatment of schizophrenia in adults.

Legacy Portfolio

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

Market exclusivity is also sometimes provided by regulatory exclusivity, a period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic or biosimilar copy. Regulatory exclusivity can provide a market exclusivity period on a product that expires beyond the patent term.

When these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often substantial and rapid declines in the sales of the original innovative product. For further discussion of the impact of generic medicines on our business, refer to “—Competition” below.

Specific aspects of the law governing market patent protection and regulatory exclusivity for pharmaceuticals vary from country to country. The following summarizes key exclusivity rules in markets representing significant sales:

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

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical product, the company files an NDA. If the medicine is a biological product, a BLA is filed. Both types of applications can receive certain periods of regulatory exclusivity as discussed below. An NDA or a BLA for a compound that is designated as an orphan drug can receive seven years of exclusivity for an orphan drug indication. During this period, the FDA generally may not approve another application for the same drug product for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical studies are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity.

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

Medicines can also receive several types of regulatory exclusivity. An innovative chemical pharmaceutical product is entitled to five years of regulatory exclusivity in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, a generic manufacturer may file its ANDA after the fourth year of the five-year regulatory exclusivity period. Our marketed chemical products include Eliquis, Revlimid, Pomalyst, Sprycel, Zeposia, Camzyos, Sotyktu, Augtyro, Krazati, and Cobenfy.

Biologic products (includes CAR-T cell therapy products)

Qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. Our marketed biologic products include Opdivo, Opdivo Qvantig, Orencia, Yervoy, Reblozyl, Opdualag, Breyanzi, Abecma and Abraxane.

In the U.S., medicines (chemically synthesized or biologically derived) may also receive an additional six months of market exclusivity (added to certain patent terms and regulatory exclusivities) if certain agreed-upon pediatric studies are completed by the applicant.

The increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ patents covering major pharmaceutical products. Second, statutory and regulatory provisions may limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of these developments, among others, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity.

European Union

Patents on pharmaceutical products are generally enforceable in the EU and, as in the U.S., may be extended for up to five years to compensate for the patent term lost during the regulatory review process, provided that the extension cannot cause the patent to be in effect for more than 15 years from the date of drug approval. Such extensions are granted on a country-by-country basis. The EU provides an additional six months of exclusivity added to the extended patent term if certain pediatric studies are completed by the applicant.

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

Throughout the EU, all products for which marketing authorizations have been filed after October and November 2005 are subject to an “8+2+1” regulatory exclusivity regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments.

In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after RDP expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. In general, EU law treats chemically synthesized drugs and biologically derived drugs the same with respect to intellectual property and regulatory exclusivity.

Japan

In Japan, patents on pharmaceutical products are enforceable and may be extended for up to five years to compensate for the patent term lost during the regulatory review process. Medicines of new chemical entities are generally afforded eight years of regulatory exclusivity for approved indications and dosage. This regulatory exclusivity could be extended if certain pediatric studies are completed by the applicant. Generic copies can receive regulatory approval after regulatory exclusivity and patent expirations.

In general, Japanese law treats chemically synthesized and biologically derived drugs the same with respect to intellectual property and regulatory exclusivity.

Rest of the World

In countries outside of the U.S., the EU and Japan, there are a variety of legal systems with respect to intellectual property and regulatory exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. or the EU. Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with WTO commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO actions is a long process between governments, and there is no assurance of the outcome. Thus, in assessing the likely future market exclusivity of our innovative drugs in developing countries, we take into account not only formal legal rights but political and other factors as well.

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or regulatory exclusivity) is currently estimated to occur in the U.S., the EU and Japan (the “estimated minimum market exclusivity date”). We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country revenues are not significant outside the U.S., the EU and Japan. Generally, the estimated minimum market exclusivity date in the table below pertains to the end of regulatory exclusivity or the COM patent expiration for the respective products and PTR if granted. In situations where there is only regulatory exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical study data to obtain marketing approval prior to the expiration of regulatory exclusivity.

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

	Estimated Minimum Market Exclusivity Date
	U.S.	EU(p)	Japan
Abecma (idecabtagene vicleucel)	2036	2035	2037
Abraxane (paclitaxel)(a)	^^	^^	^^
Augtyro (repotrectinib)(b)	2035	++	++
Breyanzi (lisocabtagene maraleucel)(c)	2033	2033	2033
Camzyos (mavacamten)(d)	2034	2034	++
Cobenfy (xanomeline and trospium chloride) (e)	^^	++	++
Eliquis (apixaban)(f)	2028	^^	2026
Krazati (adagrasib)	2037	2038	++
Opdivo (nivolumab)	2028	2030	2031
Opdivo Qvantig (nivolumab and hyaluronidase-nvhy)(g)	^^	++	++
Opdualag (nivolumab and relatlimab-rmbw)(h)	2034	2033	++
Orencia (abatacept)(i)	^^	^^	^^
Pomalyst/Imnovid (pomalidomide)(j)	^^	^^	^^
Reblozyl (luspatercept-aamt)(k)	2031	2030	++
Revlimid (lenalidomide)(l)	^^	^^	^^
Sotyktu (deucravacitinib)(m)	2033	2033	2033
Sprycel (dasatinib)(n)	^^	^^	^^
Yervoy (ipilimumab)	2025	2026	2025
Zeposia (ozanimod)(o)	2029	2034	++
^^    See product footnote for more information.
++ We do not currently market the product in the country or region indicated.
(a) For Abraxane in the U.S., EU, and Japan, generics have entered the market.
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
(e) For Cobenfy in the U.S., we have been granted patents covering the combination of active ingredients in Cobenfy, which expire in 2030. A PTR application is pending and, if granted, the estimated patent expiry will be 2033.
(f) For Eliquis, in the U.S., multiple generic companies challenged the two patents listed in the FDA Orange Book. BMS, along with its partner Pfizer, settled with a number of these generic companies and won at the trial and appellate levels against others. Under the terms of previously executed settlement agreements, the generic companies with whom BMS settled are permitted to launch in 2028, subject to additional challenges. In the EU, the apixaban composition of matter patents and related SPCs expire in 2026. Generics have challenged the composition of matter patents and related SPCs in various jurisdictions and trials have taken place, or are scheduled to take place, in certain European countries. While these legal proceedings are pending, generic manufacturers have begun marketing generic versions of Eliquis in certain EU countries and may seek to market generic versions of Eliquis in other EU countries prior to the expiration date of apixaban patents and related SPCs. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(g) For Opdivo Qvantig, the estimated minimum market exclusivity date of 2028 is based on the expiry of the COM patent for Opdivo and does not include any potential exclusivity resulting from pending patent applications relating to the Opdivo Qvantig formulation and its use.
(h) For Opdualag in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In the UK and Germany, SPC and pediatric (“PED”) applications are pending and, if both are granted, the estimated patent expiry will be 2038. In France, Italy and Spain, SPC and PED are granted and the estimated patent expiry is 2038.
(i) BMS is not aware of an Orencia biosimilar on the market in the U.S., EU or Japan. Formulation and additional patents expire in 2026 and beyond.
(j) For Pomalyst in the U.S., we currently do not expect generic entry prior to the first quarter of 2026. In Europe, generics have entered the market. In Japan, the estimated minimum market exclusivity date is 2026 based on a method of use patent.
(k) For Reblozyl in the U.S. and Europe, the estimated minimum market exclusivity date is based on regulatory exclusivity. In the U.S., PTR on a method of treatment patent was granted, and the estimated patent expiry is 2033. In the EU, SPC on a method of treatment patent is granted, and the estimated patent expiry is 2034.
(l) For Revlimid, in the U.S., certain generic companies have begun marketing generic lenalidomide products pursuant to volume-limited licenses granted as part of litigation settlements. The licenses will no longer be volume-limited beginning on January 31, 2026. In the EU and Japan, generics have entered the market.
(m) For Sotyktu in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In the EU, SPC applications are pending and, if granted, the estimated patent expiry would be 2038. In Japan, a PTR application is also pending and, if granted, the estimated patent expiry will be 2037.
(n) For Sprycel, in the U.S., EU and Japan, generics have entered the market.
(o) For Zeposia, in the U.S., a PTR application is pending and if granted, the estimated patent expiry will be 2033. Litigation is ongoing with generic companies who have challenged one of the patents listed in the FDA Orange Book. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(p) Estimated minimum market exclusivity dates for EU countries are based on the UK, France, Germany, Italy, and Spain.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology and hematology with novel modalities in cell therapies, protein degraders, ADCs and radiopharmaceuticals; immunology with a focus on establishing new standards of care in pulmonology, rapidly advancing cell therapy into immunology diseases and transformational programs to control inflammation, reset immune memory and promote homeostasis in dermatology and rheumatology disorders; cardiovascular diseases by leveraging deep expertise across thrombotic diseases, heart failures and cardiomyopathies; and neuroscience with a focus on developing new treatments in neuropsychiatry and neurodegeneration. Our R&D pipeline includes potential medicines in various modalities including small (chemically synthesized) molecules and large (protein) molecules—also known as biologics—and also degraders, T-cell, millamolecules, ADCs, and cell therapies. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Drug development is time consuming, expensive and risky. The R&D process (i.e., target identification to major market approval) typically takes about fifteen years. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2019-2023, approximately 93% of small molecules that enter Phase I development fail to achieve regulatory approval. Small molecules that enter Phase II development have a failure rate of approximately 81% while approximately 33% of Phase III small molecules fail to achieve approval. For biologics, the failure rate is approximately 89% from Phase I development, approximately 72% from Phase II development and approximately 23% from Phase III.

R&D expenses are comprised of the following main categories: (i) research, which includes costs to support the discovery and development of new molecular entities through pre-clinical studies; (ii) drug development, which includes costs to support clinical development of potential new products, including expansion of indications for existing products through Phase I, Phase II and Phase III clinical studies and (iii) Other, which includes costs to support manufacturing development of pre-approved products, medical support of marketed products, IPRD impairment charges, acquisition-related charges and proportionate allocations of enterprise-wide costs including facilities, information technology, and other appropriate costs. Acquired IPRD include upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. Our R&D expenses were $11.2 billion in 2024, $9.3 billion in 2023 and $9.5 billion in 2022. Acquired IPRD expenses were $13.4 billion in 2024, $913 million in 2023 and $815 million in 2022. Acquired IPRD expenses in 2024 included $12.1 billion related to the acquisition of Karuna, as further described in “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements."

We manage our R&D programs on a product portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company.

Our drug discovery and development work takes place across a network of state-of-the-art facilities worldwide. We have continued our investment in our existing sites and the expansion of our manufacturing capabilities. For example, we opened an R&D facility in Cambridge, Massachusetts in 2023 and Hyderabad, India in 2024, and we are opening an R&D facility in San Diego, California (planned for 2026). In addition, in support of a continued investment in our cell therapy portfolio, we continue expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts, which was completed in 2023, as well as in Leiden, Netherlands and Libertyville, Illinois which are currently ongoing.

We supplement our internal drug discovery and development programs with acquisitions, alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. We have a broad pipeline with over 40 unique assets in development. Our pipeline was built by coupling internal research and development programs with a distributed research and development model, which focused on identifying and supporting the development of disruptive and innovative therapies outside the company through a broad network of external partnerships. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our clinical studies and approved indications for our marketed products in the related therapeutic area as of February 6, 2025. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

HEMATOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds
BCL6 LDD
--Lymphoma
CD33-GSPT1 ADC
--Acute Myeloid Leukemia
CK1α Degrader
--Hematologic Malignancies
Dual Targeting BCMAxGPRC5D CAR T
--Relapsed/Refractory Multiple Myeloma
HbF Activating CELMoD
--Sickle Cell Disease

Additional Indications
BREYANZI
--Relapsed/Refractory Marginal Zone Lymphoma
REBLOZYLª
--A-Thalassemia

Investigational Compounds
arlo-cel (GPRC5D CAR T)
--Relapsed/Refractory Multiple Myeloma
golcadomide
--Relapsed/Refractory Follicular Lymphoma

Additional Indications
REBLOZYLª
--1L NTD Myelodysplastic Syndrome Associated Anemia
--1L TD Myelofibrosis Associated Anemia

Investigational Compounds
arlo-cel (GPRC5D CAR T)
--2-4L Multiple Myeloma
golcadomide
--High Risk 1L Large B-cell Lymphoma
iberdomide
--2L+ Multiple Myeloma
--Post-Autologous Stem Cell Therapy Maintenance Newly Diagnosed Multiple Myeloma
mezigdomide
--2L+ Multiple Myeloma Kd --2L+ Multiple Myeloma Vd

ABECMA
--3L+ Triple-Class Exposed Relapsed/Refractory Multiple Myeloma
BREYANZI
--2L+ Large B-cell Lymphoma
--3L+ CLL/SLL
--3L+ FL
--3L+ MCL
EMPLICITI + POMALYST/IMNOVID
--Relapsed/Refractory Multiple Myeloma
EMPLICITI + REVLIMID
--Relapsed/Refractory Multiple Myeloma
IDHIFA
--Relapsed/Refractory Acute Myeloid Leukemia
INREBIC
--Myelofibrosis
ONUREG
--Post-Induction Acute Myeloid Leukemia Continued Treatment/Maintenance
OPDIVOª
--Relapsed/Refractory Classical Hodgkin Lymphoma
POMALYST/IMNOVID
--Relapsed/Refractory Multiple Myeloma
--AIDS related Kaposi Sarcoma
--HIV-negative Kaposi Sarcoma
REBLOZYLª
--Transfusion-Dependent Beta-Thalassemia Associated Anemia
--MDS RS or MDS/MPN-RS-T Adult Patients and Previously Treated with ESA --MDS Associated Anemia in ESA naïve patients who may require RBC Transfusion
REVLIMID
--Mantle Cell Lymphoma
--MDS
--Multiple Myeloma
--Follicular Lymphoma
--Marginal Zone Lymphoma
SPRYCEL
--1L CML
--Acute Lymphoblastic Leukemia with Resistance or Intolerance to Prior Therapy
--Refractory CML

ONCOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds
Anti-CCR8
--Solid Tumors
BMS-986460
--Prostate Cancer
BMS-986463
--Solid Tumors
BMS-986482
--Solid Tumors
BMS-986484
--Solid Tumors
BMS-986488
--Solid Tumors
BMS-986490
--Solid Tumors
HELIOS CELMoD
--Solid Tumors
iza-bren (EGFRxHER3 ADC)ª
--1L NSCLC#
--Metastatic NSCLC
--Solid Tumors#
PRMT5 Inhibitor
--Solid Tumors
RYZ101
--Extensive Stage SCLC
--HR+/HER2- Unresectable Metastatic Breast Cancer
RYZ801
--Hepatocellular Carcinoma
SOS1 Inhibitor
--Solid Tumors
Additional Indications KRAZATIª --1L NSCLC PD-L1<50%
Additional Indications
KRAZATIª
--1L NSCLC PD-L1≥50%
--2L Colorectal Cancer
OPDIVOª
--Adjuvant Hepatocellular Carcinoma
--Peri-adjuvant Muscle Invasive Urothelial Carcinoma
OPDIVOª + YERVOYª
--1L Hepatocellular Carcinoma
OPDUALAGª
--Adjuvant Stage III/IV Melanoma

Investigational Compounds
AR LDD
--Metastatic Castration-Resistant Prostate Cancer
atigotatug (Anti-Fucosyl GM1) + nivolumab
--1L Extensive Stage SCLC
nivolumab + relatlimab HDª
--1L NSCLC PD-L1≥1%
RYZ101
--2L+ SSTR2+ Gastroenteropancreatic Neuroendocrine Tumors
subcutaneous nivolumab + relatlimab + rHuPH20ª
--1L Melanoma

ABRAXANE
--Gastric (Japan Only)
--Locally Advanced or Metastatic NSCLC
--Metastatic Breast Cancer
AUGTYROª
--ROS1+ NSCLC
--NTRK-Positive Locally Advanced or Metastatic Solid Tumors
KRAZATIª
--2L+ KRASG12C-mutated Advanced NSCLC
--KRASG12C-mutated CRC after prior treatment with fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy
OPDIVOª
--Metastatic Melanoma
--1L Metastatic Gastric, Gastroesophageal Junction, and Esophageal Adenocarcinoma
--1L Metastatic Esophageal
--1L MIUC cis-eligible
--Adjuvant Melanoma
--Adjuvant Urothelial Carcinoma
--Adjuvant Esophageal/Gastroesophageal
--Neoadjuvant NSCLC
--Perioperative NSCLC
--Previously treated advanced RCC
--Previously treated Gastric cancer (Japan)
--Previously treated Metastatic Head & Neck
--Previously treated Metastatic MSI-High CRC
--Previously treated Metastatic NSCLC
--Previously treated Metastatic Urothelial Cancer
--Previously treated Metastatic Esophageal Cancer
OPDIVO QVANTIG
--Indicated for subcutaneous use in most previously approved adult, solid tumor Opdivo indications
OPDIVOª + cabozantinibª
--1L Advanced RCC
OPDIVOª + YERVOYª
--1L Metastatic Melanoma
--1L Mesothelioma
--1L Metastatic NSCLC
--1L Advanced RCC
--1L+ MSI-High CRC
--Previously treated Metastatic MSI-High CRC
--Previously treated HCC
--1L Esophageal
OPDUALAG
--1L Melanoma
YERVOYª
--Adjuvant Melanoma
--Metastatic Melanoma

IMMUNOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds BMS-986454 --Autoimmune Disease CD19 NEX T --Autoimmune Diseases --Severe Refractory Systemic Lupus Erythematosus IL2-CD25 --Autoimmune Disease PKCθ Inhibitorª --Autoimmune Disease	Additional Indications SOTYKTU --Discoid Lupus Erythematosus Investigational Compounds afimetoran --Systemic Lupus Erythematosus BMS-986322 (TYK2 Inhibitor) --Moderate-to-Severe Psoriasis
Additional Indications
SOTYKTU
--Psoriatic Arthritis
--Systemic Lupus Erythematosus
--Sjögren's Syndrome

Investigational Compounds
admilparant (LPA1 Antagonist)
--Idiopathic Pulmonary Fibrosis
--Progressive Pulmonary Fibrosis
obexelimabª
--IgG4-Related Disease

ORENCIA
--Moderate-to-Severe JIA Intravenous
--Moderate-to-Severe JIA Subcutaneous
--Psoriatic Arthritis
--Moderate-to-Severe RA Auto injector
--Moderate-to-Severe RA Intravenous
--Moderate-to-Severe RA Subcutaneous
--Prophylaxis of Acute Graft versus Host Disease
SOTYKTU
--Adults with Moderate-to-Severe Plaque Psoriasis
ZEPOSIA
--Relapsing forms of Multiple Sclerosis
--Moderate-to-Severe UC

CARDIOVASCULAR

PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds MYK-224 --Heart Failure with Preserved Ejection Fraction	Additional Indications CAMZYOS --Non-Obstructive Hypertrophic Cardiomyopathy Investigational Compounds milvexianª --Acute Coronary Syndrome# --Atrial Fibrillation# --Secondary Stroke Prevention#
CAMZYOS
--Symptomatic NHYA Class II-III Obstructive Hypertrophic Cardiomyopathy
ELIQUIS
--Stroke Risk Reduction in Non-Valvular Atrial Fibrillation
--Treatment of Venous Thromboembolism and Risk Reduction after Initial Therapy
--Prophylaxis of Deep Vein Thrombosis after Hip or Knee Replacement Surgery

NEUROSCIENCE

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds BMS-986495ª --Neurodegenerative Diseases CD19 NEX T --Multiple Sclerosis --Myasthenia Gravis eIF2B Activator --Alzheimer's Disease TRPC4/5 Inhibitor --Mood and Anxiety Disorders	Investigational Compounds Anti-MTBR Tau --Alzheimer's Disease FAAH/MGLL Dual Inhibitor --Alzheimer's Disease Agitation --Multiple Sclerosis Spasticity	Additional Indications COBENFY --Adjunctive Schizophrenia --Psychosis in Alzheimer's Disease	COBENFY --Adults with Schizophrenia

Note: Above pipeline excludes clinical collaborations
ª
Development Partnerships: AUGTYRO: Zai Lab; BMS-986495: Prothena; COBENFY: Zai Lab; iza-bren (EGFRxHER3 ADC): SystImmune; KRAZATI: Zai Lab; milvexian: Johnson & Johnson; obexelimab: Zenas BioPharma; OPDIVO, YERVOY, OPDUALAG, nivolumab + relatlimab HD, Anti-CCR8 + nivolumab: Ono; PKCθ Inhibitor: Exscientia; REBLOZYL: Merck; rHuPH20: Halozyme

#	Partner-run study

The following are our registrational study readouts anticipated through 2025/2026:

Oncology			Immunology
Asset	Tumor	Trial	Asset	Disease	Trial
Opdivo	Adjuvant HCC	CheckMate -9DX	Sotyktu	SLE	POETYK SLE-1
Opdivo	Peri-adjuvant MIUC	CA017-078	Sotyktu	SLE	POETYK SLE-2
Opdualag	Adjuvant Stage III/IV Melanoma	RELATIVITY-098	admilparant	IPF	ALOFT-IPF
Opdualag	1L Melanoma SC	RELATIVITY-127	obexelimab	IgG4-Related Disease	INDIGO
Krazati	2L CRC	KRYSTAL-10
Krazati	2L+ Mutated NSCLC	KRYSTAL-12*	Cardiovascular
RYZ101	2L+ SSTR2+ GEP-NETs	ACTION-1	Asset	Disease	Trial
			Camzyos	nHCM	ODYSSEY-HCM
Hematology			milvexian	SSP	LIBREXIA-STROKE
Asset	Disease	Trial	milvexian	ACS	LIBREXIA-ACS
Breyanzi	Relapsed/Refractory MZL	TRANSCEND
arlo-cel	RRMM	QUINTESSENTIAL	Neuroscience
iberdomide	2L+ MM	EXCALIBER	Asset	Disease	Trial
mezigdomide	2L+ MM Vd	SUCCESSOR-1	Cobenfy	Adjunctive Schizophrenia	ARISE
mezigdomide	2L+ MM Kd	SUCCESSOR-2	Cobenfy	Psychosis in Alzheimer's Disease	ADEPT-1
Reblozyl	TD & NTD A-Thalassemia	CA056-015#	Cobenfy	Psychosis in Alzheimer's Disease	ADEPT-2
Reblozyl	1L TD MF Associated Anemia	INDEPENDENCE	Cobenfy	Psychosis in Alzheimer's Disease	ADEPT-4
* Confirmatory Trial
# Ex-U.S. Study

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

Our products are sold principally to contracted wholesalers, specialty distributors, specialty pharmacies, and to a lesser extent, retailers, hospitals, clinics and government agencies. Revlimid and Pomalyst are distributed in the U.S. primarily through contracted pharmacies under the Lenalidomide REMS (Revlimid) and Pomalyst REMS programs, respectively. These are proprietary, mandatory risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. Camzyos is only available through the Camzyos REMS Program. Product distribution is limited to REMS certified pharmacies, and enrolled pharmacies must only dispense to patients who are authorized to receive Camzyos. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

Our U.S. business has DSAs with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler and distributor inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The DSAs, including those with our three largest wholesalers, expire in June 2027 subject to certain termination provisions.

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

An important factor on which the pricing of our medicines depends is government regulation. We have been subject to increasing international and domestic efforts by various governments to implement or strengthen measures to regulate pharmaceutical market access and product pricing and payment. In the U.S., we are required to provide discounts on purchases of pharmaceutical products under various federal and state healthcare programs. Federal government officials and legislators continue to face intense pressure from the public to manage the perceived high cost of pharmaceuticals and have responded by pursuing legislation, such as the IRA and other rules that claim to potentially further reduce the cost of drugs for the federal government and other stakeholders. For further discussion on the IRA, refer to “Item 1. Business—Government Regulation.” We are also required to comply with state laws that seek additional transparency into the cost of prescription drugs. We are monitoring efforts by states to seek additional rebates and limit state spending on drugs in light of budget pressures. These international, federal and state legislative and regulatory developments could create new constraints on our ability to set prices and/or impact our market access in certain areas. For further discussion on the pricing pressure and its risk, refer to “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins.”

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

The FDA is of particular importance in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S. The regulatory review process is a resource intensive undertaking for both the FDA and the pharmaceutical company. Improvements in the efficiency of this process can have significant impact on bringing new therapies to patients more quickly. The FDA can employ several tools to facilitate the development of certain drugs or expedite certain applications, including fast track designation, Breakthrough Therapy designation, priority review, accelerated approval, incentives for orphan drugs developed for rare diseases and others. For example, in recent years the FDA OCE established two projects to test novel approaches for more efficient regulatory review of oncology drugs: the Real-Time Oncology Review pilot program and the Assessment Aid. Under the Assessment Aid pilot program, the FDA approved Opdivo given with three cycles of platinum-doublet chemotherapy on March 4, 2022 for the first-line treatment of adult patients with resectable NSCLC in the neoadjuvant setting. This approval was achieved four months before the priority review PDUFA date in July 2022. To develop a framework for concurrent review of supplemental oncology applications among multiple approval authorities, the OCE initiated Project Orbis. Under Project Orbis, earlier approvals from the Australian Therapeutic Goods Administration (“TGA”), Health Canada and the United Kingdom’s Medicines and Healthcare products Regulatory Agency were received on the combination of Opdivo given with three cycles of platinum-doublet chemotherapy in 2022.

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

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state healthcare laws that are used to protect the integrity of government healthcare programs. The OIG oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs, primarily Medicaid and Medicare. These laws include the Federal anti-kickback statute, which criminalizes knowingly offering something of value to induce the recommendation, order or purchase of products or services reimbursed under a government healthcare program. The OIG has issued a series of guidelines to segments of the healthcare industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers, which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. We subscribe to the PhRMA Code and have implemented a compliance program to address the requirements set forth in the guidance and our compliance with the healthcare laws. Failure to comply with these healthcare laws could subject us to administrative and legal proceedings, including actions by Federal and state government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies; the impact of which could materially adversely affect our business, financial condition and results of operations and cash flows.

We are also subject to the jurisdiction of various other Federal and state regulatory and enforcement departments and agencies, such as the Federal Trade Commission, the Department of Justice and the U.S. Department of Health and Human Services (the "HHS"). We are also licensed by the U.S. Drug Enforcement Administration to procure and produce controlled substances. We are, therefore, subject to possible administrative and legal proceedings and actions by these organizations. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

The U.S. healthcare industry is subject to various government-imposed laws and regulations authorizing prices or price controls that have and will continue to have an impact on our total revenues. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We participate in the Medicaid Drug Rebate Program ("MDRP"), under which we must pay rebates to state Medicaid programs for our covered outpatient drugs provided to Medicaid beneficiaries, with rebates based on pricing data we report regularly to the Centers for Medicare & Medicaid Services (CMS). We also participate in the Health Resources and Services Administration's 340B program, under which we must offer covered outpatient drugs to statutorily defined covered entities at no more than the 340B program “ceiling price”, with that price calculated based on MDRP-reported data. We also participate in federal government programs that specify discounts to certain federal government entities; the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive statutory discounts based off a defined “non-federal average manufacturer price” for purchases.

In recent years, several legislative and policy proposals have been introduced in the U.S. to lower drug prices. For example, on August 16, 2022, President Biden signed the IRA into law which provides for (i) the federal government to “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Part B (beginning in 2028) drugs that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation, and (iii) the formation of the Part D Manufacturer Program which replaced the Part D CGDP and established a $2,000 cap for out-of-pocket costs for Medicare beneficiaries as of January 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2024, as part of the first round of government price setting pursuant to the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. In January 2025, the HHS selected Pomalyst as a medicine subject to "negotiation" for government-set prices beginning in 2027. It is possible that more of our products could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our results of operations, and it is possible that these changes may result in a material impact on our business and results of operations. For further discussion of this legislation's impact, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.” In addition, in December 2023, the Biden administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and, therefore, that the government could exercise “march-in rights” and license it to a third party to manufacture. We cannot predict whether the Trump administration will finalize the draft framework or if the government will propose other drug pricing policy changes. If pursued and finalized, these policies could reduce prices and reimbursement for certain of our products and could significantly impact our business and consolidated results of operations.

At the state level, multiple states have passed, are pursuing or are considering government action via legislation or regulations to change drug pricing and reimbursement (e.g., establishing prescription drug affordability boards, implementing manufacturer mandates tied to the Federal Public Health Service Act drug pricing program, etc.). Some of these state-level actions may also influence federal and other state policies and legislation. Given the current uncertainty surrounding the adoption, timing and implementation of many of these measures, as well as pending litigation challenging such laws, we are unable to predict their full impact on our business. However, such measures could modify or decrease access, coverage, or reimbursement of our products, or result in significant changes to our sales or pricing practices, which could have a material impact on our revenues and results of operations. With respect to the Federal Public Health Service Act drug pricing program, certain states have enacted laws regulating manufacturer pricing obligations under the program to date. Several additional states are considering similar potential legislation or other government actions, and we expect other states may do the same in the future.

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

Our significant biologics, cell therapy and pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, the Netherlands, Ireland and Switzerland and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. For example, the FDA approved our Devens, Massachusetts commercial facility for CAR-T cell therapy manufacturing in June 2023. We continue to make capital investments in our Devens, Massachusetts manufacturing facility. For our cell therapy product candidates and marketed products, including Breyanzi and Abecma, we have invested in our own manufacturing network, including facilities in Bothell, Washington; Summit, New Jersey; Devens, Massachusetts; Libertyville, Illinois; and Leiden, the Netherlands; as well as the use of third-party manufacturers. In addition, we expect to continue modification of our existing manufacturing network to meet complex processing standards that are required for our growing portfolio, particularly biologics and cell therapy. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Beyond regulatory requirements, many of our products involve technically sophisticated manufacturing processes or require specialized raw materials. For example, we manufacture for clinical and commercial use several sterile products, biologic products and CAR-T cell therapy products, all of which are particularly complex and involve highly specialized manufacturing technologies. As a result, even slight deviations at any point in their production process may lead to production failures or recalls. In order to support supply continuity, we continue to partner with third party manufacturers to expand supply of vector and are investing in new facilities for drug product manufacturing. Longer-term, we are accelerating our plans to transition to new vector technologies with a dual sourcing strategy.

In addition to our own manufacturing sites, we rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, including Eliquis, Opdivo, Pomalyst/Imnovid, Yervoy, Sprycel, Reblozyl, Abraxane, Zeposia, Camzyos, Sotyktu, Augtyro, Krazati and Cobenfy. We are also expanding our use of third-party manufacturers for drug product and finished goods manufacturing and we continue to shift towards using third-party manufacturers for supply of our mature and other brands. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, that are designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, to reduce the risk of interruption of our manufacturing operations. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available and when needed. For example, we have the capability to manufacture Opdivo drug product internally and also have arrangements with third-party manufacturers to meet demand of Opdivo drug substance and drug product.

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

Our environment, occupational health, safety and sustainability group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2024, 2023 and 2022. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

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

Human Capital Management and Resources

We believe that our employees around the world are compassionate, purpose-driven professionals who embody our mission of discovering and delivering innovative medicines that help patients prevail over serious diseases. Together, their unyielding focus on patients defines our culture.

Demographics: As of December 31, 2024, we had approximately 34,100 employees in 43 countries. Approximately 57% of our employees are located in the U.S. (excluding Puerto Rico) and 43% are located outside of the U.S. We supplement our workforce with contingent and temporary workers, including certain independent contractors who provide certain specialized and skilled services.

People Strategy and Culture: Our People Strategy is designed to foster an inclusive and engaging work experience to attract, develop, and retain the most talented workforce that reflects the diverse cultures, backgrounds, and experiences of our patients and communities around the world. This is core to who we are and how we do business; it guides our decision-making and furthers our ability to deliver on our mission, execute our strategy and generate shareholder value. We strive to cultivate a culture that fosters collaboration and innovation, where everyone feels a sense of belonging and are valued for their unique perspectives. We are an equal opportunity employer. We prioritize investment in enterprise-wide, comprehensive and cohesive programs and policies that accelerate development and collaboration, which creates a competitive advantage in recruiting, developing and retaining our future workforce.

Career Growth and Development: BMS champions the learning and development of all of our people, our most important asset, and we aspire to create a ‘future ready’ workforce by developing the critical skills needed to tackle the organization’s most pressing strategic priorities. Our extensive library of resources, which includes on-demand, open-enrollment and nominations-based experiences, are available in multiple languages to our 30,000+ employees. In 2024, more than 6,000 employees participated in our professional, managerial, and leadership development programs.

Employee Engagement: Our workforce is focused on our patients and are asked to demonstrate the values: Integrity, Passion, Inclusion, Innovation, Accountability and Urgency. By encouraging employees around the world to be their authentic selves at work, to ask questions, voice concerns, and think boldly, we create an energized environment of co-collaboration and co-design where bold ideas and solutions can lead to improved patient outcomes. We conduct confidential surveys that measure employee sentiment and actively seek feedback on topics such as culture and values, execution of our strategy, engagement and individual development, among others.

Compensation and Wellbeing: We provide highly competitive compensation and wellbeing offerings that enable our workforce to deliver on our business strategy.

•Compensation: Includes market competitive base salaries, annual incentives that recognize and reward company performance as well as individual results, and long-term equity incentives that focus employees on long-term value creation. We also offer sales-based incentives, special allowances, and peer-to-peer individual recognition.

•Wellbeing: We are committed to prioritizing the wellbeing of our workforce through Living Life Better, our strategy for encouraging the physical, emotional, work life, and financial wellbeing of our employees. For global consistency, we've established a framework with a set of standards concentrated on key areas: inclusive benefits, mental health, family care, and caregivers’ support, among others. Living Life Better is grounded in science and ensures that our employees have the support that best meets their individual needs at the right moment.

Employee Health & Safety: We are committed to protecting our workforce, communities, and patients, thereby ensuring the continued supply of life-saving medicines. We have comprehensive policies that ensure all employees, contractors, and visitors to our sites, can work or conduct their visit safely. We provide a comprehensive in-house occupational health service to ensure any work-related illness or disease is identified early so that worker health can be protected.

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

Information relating to corporate governance at Bristol Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors (the "Board"), including Board Committees and Committee charters, and transactions in Bristol Myers Squibb securities by directors and executive officers, is available on our website under the “About Us—Our Company,” “—Leadership” and “Investors” captions and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Shareholder Services” caption. In addition, information about our sustainability programs is available on our website under the “About Us—Sustainability” caption. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this 2024 Form 10-K or filed with the SEC.

We incorporate by reference certain information from parts of our definitive proxy statement for our 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2025 Proxy Statement will be available on our website under the “Investors—Financial Reporting—SEC Filings” caption within 120 days after the end of our fiscal year.

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
Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls, required rebates and other discounts, in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse. We expect that these market access constraints, pricing controls and discounting and other restrictions will become more acute as public and private payers continue to take aggressive steps to control their expenditures. Our future revenues and profit margins could be negatively affected, including as a result of (i) changes in laws and regulations relating to the pricing and reimbursement of pharmaceutical products (including potential penalties for increasing prices over the rate of inflation and government negotiations/price controls that may change the determination of the "best price" and establish a maximum allowed price/reimbursement rate), as well as other changes relating to federal healthcare programs, such as modifying the federal Anti-Kickback statute discount safe harbor and the IRA, which includes a number of provisions intended to lower the costs of some drugs covered under Medicare Part D and Medicare Part B and to limit Medicare beneficiaries’ out-of-pocket spending under the Medicare Part D benefit, (ii) cost-cutting measures by federal healthcare programs, such as Medicare and Medicaid, MCOs and other institutional and governmental purchasers, (iii) the grant of additional authority to governmental agencies to manage drug utilization and negotiate drug prices (including the implementation of the 2020 regulation issued by the U.S. federal government authorizing states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S., and the American Rescue Plan Act of 2021, which eliminated the Medicaid Prescription Drug Rebate cap as of January 1, 2024), (iv) expanded utilization and pharmaceutical company restrictions under the 340B Drug Pricing Program ("340B program"), (v) competition related to placements on applicable commercial and Medicare Part D formularies; (vi) changes to U.S. federal pharmaceutical coverage and reimbursement policies and practices, (vii) the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries, (viii) the increased scrutiny of drug manufacturers (including any additional review of BMS or Celgene by the House Oversight and Reform Committee), (ix) reimbursement delays, (x) government price erosion mechanisms across Europe, Japan and in other countries resulting in deflation for pharmaceutical product pricing, (xi) collection delays or failures to pay in government-funded public hospitals outside the U.S., (xii) developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers, and (xiii) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products.

In particular, the IRA will have the effect of reducing prices and reimbursements for certain of our products, which could significantly impact our business. Under the IRA, the HHS can effectively set prices for units of certain single-source drugs and biologics reimbursed under Medicare Part B, Medicare Advantage and Part D. Generally, these government prices apply nine years (for small molecule drugs) or 13 years (for biological products) following FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. In August 2024, as part of the first round of government price setting pursuant to the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. In January 2025, the HHS selected Pomalyst as a medicine subject to "negotiation" for government-set prices beginning in 2027. It is possible that more of our products could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. Failure to comply with requirements under the price setting process is subject to an excise tax and/or a civil monetary penalty. The IRA also generally requires drug manufacturers to provide rebates for Medicare Part B and Part D medicines if the price of a Part B or Part D drug increases faster than the rate of inflation. As of January 2025, under the IRA, the Part D benefit redesign replaced the 70 percent CGDP discount with a 10 percent manufacturer discount for all Medicare Part D beneficiaries that have met their deductible and incurred out of pocket drug costs below a $2,000 threshold and a 20 percent discount for beneficiaries that have incurred out of pocket drug costs above the $2,000 threshold under the new Part D benefit redesign. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant. The IRA has and will continue to meaningfully impact our business strategies and those of others in the pharmaceutical industry. The full impact of the IRA on our business and the pharmaceutical industry, including the implications to us of our or a competitor's product being selected for price setting, remains uncertain.

At the state level, multiple states have passed, are pursuing or are considering government action via legislation or regulations to change drug pricing and reimbursement (e.g., establishing prescription drug affordability boards, implementing manufacturer mandates tied to the Federal Public Health Service Act drug pricing program, etc.). Some of these state-level actions may also influence federal and other state policies and legislation. Given the current uncertainty surrounding the adoption, timing and implementation of many of these measures, as well as pending litigation challenging such laws, we are unable to predict their full impact on our business. However, such measures could modify or decrease access, coverage, or reimbursement of our products, or result in significant changes to our sales or pricing practices, which could have a material impact on our revenues and results of operations. With respect to the Federal Public Health Service Act drug pricing program, certain states have enacted laws regulating manufacturer pricing obligations under the program to date. Several additional states are considering similar potential legislation or other government actions, and we expect other states may do the same in the future. Further, commercial payers often consider Medicare coverage policy and payment limitations when setting their own payment rates. Any reduction in cost or other containment measures may similarly be adopted by commercial plans. Coverage policies and reimbursement rates for commercial plans may change at any time.

Additionally, manufacturers who are found to have knowingly and intentionally overcharged 340B program covered entities could be subject to significant monetary penalties. Over the course of the past few years, Celgene had received inquiries from the Health Resources and Services Administration regarding the limited distribution networks for Revlimid, Pomalyst, and Thalomid and compliance with the 340B program. As part of our broader integration strategy and alignment of our distribution model (post our acquisition of Celgene) we had announced that beginning March 1, 2022, we would generally recognize up to two designated 340B program contract pharmacy locations per 340B program hospital that lacks an entity-owned pharmacy. We then updated this policy effective July 1, 2024, to generally recognize up to four contract pharmacy locations per 340B program hospital that lacks an entity-owned pharmacy. Multiple states have enacted laws generally prohibiting manufacturer policies restricting recognition of contract pharmacy arrangements and provide for certain penalties for violations. Such laws have been subject to legal challenges. Whether or how such laws may impact our business remains uncertain. Although we believe that we have complied with, and continue to comply with, all applicable legal requirements, additional legal or legislative changes with respect to the 340B program may cause us to update our approach. Significant changes to our sales or pricing practices with regard to the distribution of drugs under the 340B program, or any material changes in our U.S. payer channel mix, could have an adverse effect on our revenues and profitability. In addition, if we are required to pay penalties under the applicable regulations, there would be an adverse effect on our revenues and profitability. For additional information on pricing pressures and other constraints, refer to “Item 1. Business—Pricing, Price Constraints and Market Access.”

We may experience difficulties or delays in the development and commercialization of new products. Our ability to replace revenue from products that lose patent protection is directly dependent on our ability to successfully develop and commercialize new products in a timely manner.
As is common in the pharmaceutical industry, BMS expects that sales of its branded products like Orencia, Eliquis and Opdivo will decline after the loss of market exclusivity for such products. Consequently, our future success is highly dependent on our pipeline of new products. There is a high rate of failure inherent in the research and development process for new drugs. As a result, there is a high risk that our investments in research programs will not generate financial returns. Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. We have experienced setbacks and may continue to do so.

In addition, product extensions or additional indications may not be approved. Furthermore, products or indications approved under the U.S. FDA’s Accelerated Approval Program may be contingent upon verification and description of clinical benefit in confirmatory studies and such studies may not be successful.

Developing and commercializing new compounds and products involves inherent risks and uncertainties, including (i) efficacy and safety concerns or findings of superior safety or efficacy of competing products; (ii) delayed or denied regulatory approvals, including as a result of difficulties in enrolling patients and completing clinical trials in a timely manner; (iii) delays or challenges with producing products on a commercial scale or excessive costs to manufacture products; (iv) failure to enter into or implement optimal alliances for the development and/or commercialization of new products; (v) changes in regulatory approval processes and policies which may cause delays or denials of new product approvals; (vi) preclusion from commercialization due to intellectual property issues or disputes with third parties; (vii) failure in certain markets to obtain reimbursement commensurate with the level of innovation and clinical benefit presented by the product; and (viii) changing clinical preferences, changing industry standards, laws and regulations, or competitors’ innovations, each of which may render new products or enhancements to existing products obsolete.

We are also unable to predict if and when any changes to laws or regulatory policies will occur and how they will affect our business and particularly our pipeline of new products.

Commercialization launch delays are especially common when a product is expected to have a REMS program, as required by the FDA to address significant risk/benefit issues. Certain of our future key products may be required to be distributed in the U.S. through a REMS program. The inability to bring a product to market or a significant delay in the expected regulatory approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

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

We must maintain a continuous flow of successful new products and successful new indications for existing products sufficient both to cover our substantial research and development costs and to replace sales that are lost as profitable products lose market exclusivity or are displaced by competing products or therapies. Failure to do so in the short-term or long-term can have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects. We may also choose to no longer pursue certain programs from time to time as we periodically review our research and development programs and seek to prioritize our pipeline investments. This may result in further uncertainty as to when potential new products will be approved and commercialized. There can be no assurance that our key product candidates would prove to be safe and effective or as safe and effective as other competing products, or that, even if approved, any such products will become commercially successful for all approved indications.

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

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights, if any, varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain or maintain patent and other intellectual property rights, or limitations on the use or loss of such rights, could result in a rapid loss of sales for any affected products which could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents, and/or we (or our licensors) did not file in those countries. In addition, the patent environment can be unpredictable, and the validity and enforceability of patents cannot be predicted with certainty. For example, for Eliquis, generics have challenged the composition of matter patents and related SPCs in various jurisdictions, and trials have taken place, or are scheduled to take place, in certain European countries. While these legal proceedings are pending, generic manufacturers have begun marketing generic versions of Eliquis in certain EU countries and may seek to market generic versions of Eliquis in other EU countries prior to the expiration date of applicable patents and related SPCs. Furthermore, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. Absent relevant patent protection for a product, once the data exclusivity period expires, generic or alternative versions can be approved and marketed.

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we have faced and may continue to face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to validity, enforceability and infringement challenges in patent litigations and post-grant review patent office proceedings. Although we are confident in the strength of our intellectual property rights, it may be possible for generic drug companies to successfully challenge our rights and launch their generic versions of our drugs prior to the expiration of our intellectual property rights. For example, following certain adverse judicial decisions in the UK, Finland and Slovakia, generic manufacturers have begun marketing generic versions of Eliquis in these countries, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe. In addition, in order to avoid the uncertainty and expense of litigation, among other reasons, we may decide to enter into settlements with generic manufacturers that permit generic market entry prior to the expiration of our intellectual property rights. For example, as a result of patent settlements, generic entry for Revlimid in the UK began on January 18, 2022, and in various other European countries on February 18, 2022. Similarly, in the U.S., following patent settlements, certain companies have begun marketing generic lenalidomide pursuant to volume-limited licenses. The licenses will no longer be volume-limited beginning on January 31, 2026.

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

In addition, in December 2023, the Biden administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and, therefore, that the government could exercise “march-in rights” and license it to a third party to manufacture. We cannot predict whether the Trump administration will finalize the draft framework or if the government will propose other drug pricing policy changes. If pursued and finalized, these policies could reduce prices and reimbursement for certain of our products and could significantly impact our business and consolidated results of operations.

There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2024 Form 10-K or that we assume when we provide our financial guidance.

We face intense competition from other biopharmaceutical companies and manufacturers and expect to see increasing market penetration of lower-priced generic products.
The future growth of BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners. Competition is keen, and as we lose exclusivity for some of our marketed brands, lower-priced generic products will increasingly penetrate our markets. Generic or biosimilar challenges to our products can also arise at any time, and our patents may not prevent the emergence of generic or biosimilar competition for our products. In some countries, patent protection is significantly weaker than in the U.S. or in the EU; political and social pressure has also pushed legislation and other measures that promote the use of generic and biosimilar products. For additional information, see “—We could lose market exclusivity of a product earlier than expected.”

In addition, we face competition from new products entering the market. New products may have (i) lower prices, (ii) superior efficacy (benefit) or safety (risk) profiles (whether actual or perceived), (iii) technological advantages that may make such products more convenient to use, (iv) better insurance coverage or reimbursement levels, (v) more effective marketing programs and/or other differentiating factors that make it harder for our products to compete. We cannot predict with accuracy the timing or impact of the introduction of competitive products that treat diseases and conditions like those treated by our products and product candidates. Business combinations among our competitors and major third-party payers may also increase competition for our products. If we are unable to compete successfully against our competitors’ products in the marketplace, this could have a material negative impact on our revenues and earnings.

We could experience difficulties, delays and disruptions in our supply chain as well as in the manufacturing, distribution and sale of our products.
Our product supply and related patient access has been, and could in the future be, negatively impacted by difficulties, delays and disruptions in the manufacturing, distribution and sale of our products. Some of the difficulties, delays and disruptions include: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our vendors or suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a supplier, including sole source or single source suppliers, to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations, labor disputes or shortages, or other business interruptions; (ix) geopolitical factors in a specific country or region, including any new, or changes in or interpretations of existing, trade regulations, including for example, any new tariffs imposed in the jurisdictions in which we operate, or compliance requirements of other legislation; and (x) disruptions in supply chain continuity, including from market forces, natural disasters, global disease outbreaks or pandemics (including COVID-19), acts of war or terrorism or other unforeseeable or unavoidable events that materially impact one or more of our facilities or a critical supplier.

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
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product safety and liability, consumer protection and commercial cases; (iii) matters related to anti-corruption or anti-bribery regulations, such as the U.S. Foreign Corrupt Practices Act or the UK Bribery Act, including compliance with ongoing reporting obligations to the government resulting from any settlements; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the alleged failure to fulfill obligations under supply contracts with the government and other customers or under other agreements relating to our business; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws and regulations; (viii) environmental, health, safety and sustainability matters, including regulatory actions in response to climate change; and (ix) tax liabilities resulting from assessments from tax authorities.

We are subject to a variety of U.S. and international laws and regulations.
We are currently subject to a number of government laws and regulations and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, our operating results and our financial condition. These laws and regulations control and regulate key aspects of our business, including, but not limited to: (i) market access, pricing controls and discounting; (ii) tax liabilities, returns and payments; (iii) imports and other trade restrictions; (iv) intellectual property protection and enforcement; (v) good practice guidelines and regulations; (vi) accounting standards; (vii) cybersecurity and data protection, storage and privacy, particularly in the EU and the U.S.; (viii) requirements for reporting payments and other value transfers to healthcare professionals (such as those provided under the Federal Anti-Kickback Statute); and (ix) compliance with anti-bribery and anti-corruption practices of the U.S. and other countries.

In addition, the U.S. healthcare industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or governmental decisions. For example, Congress passed the Food and Drug Omnibus Reform Act in December 2022, which gave the FDA additional authority to require confirmatory trials to be underway at the time of approval and offered an additional enforcement mechanism if sponsors do not complete such studies with due diligence. Additionally, pharmacy benefit manager practices have come under increased scrutiny from U.S. policymakers at the federal and state level, who have proposed legislation intended to address concerns regarding the impact that these intermediaries have on drug pricing and patients’ out of pocket costs. If promulgated, such legislation could have resultant implications, costs or consequences for our business and how we interact with these entities. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform will affect our business. For additional information, refer to “Item 1. Business—Government Regulation,” “Item 1. Business—Pricing, Price Constraints and Market Access” and “—Legal matters could negatively affect our business.” Similarly, the legislative and regulatory environment regarding cybersecurity, data protection, storage and privacy is continuously evolving and the subject of significant attention by regulators and private parties globally. Regulators are imposing new cybersecurity and data protection, storage and privacy requirements, including new and greater monetary fines or penalties for privacy violations, and jurisdictions where we operate have passed, or continue to propose, data privacy legislation and or regulations. Failure to comply with these laws could result in significant penalties, including potential exclusion from federal healthcare programs, and reputational harm and could have a material adverse effect on our business and results of operations.

Expectations relating to environmental, social and governance considerations and related reporting obligations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
There is an increased focus by foreign, federal, state, and local regulatory and legislative bodies investors and other stakeholders regarding environmental policies relating to climate change, regulating greenhouse gas emissions, carbon taxes, emissions trading schemes, sustainability, human rights, inclusion and diversity matters, and disclosure regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We expect to experience or be subject to increased restrictions, compliance and assurance costs, recurring investments in data gathering and reporting systems, and legal expenses related to such new or changing legal or regulatory requirements, which could increase our operating costs. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices.

Moreover, from time to time we establish and publicly announce environmental, social and governance aspirational goals and commitments. Implementation of our environmental, social and governance aspirational goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside of our control. In addition, some stakeholders may disagree with the Company’s environmental, social and governance aspirational goals, targets or objectives. If we do not meet, are perceived not to meet, or if stakeholders disagree with, our environmental, social and governance aspirational goals, targets or objectives, we risk negative stakeholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, reduced demand for our products, inability to attract and retain employee talent or other negative impacts on our business and operations.

Changes to tax regulations could negatively impact our earnings.
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax laws and regulations can and do occur. Significant judgment is required for determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. We have faced, and may continue to face, audit challenges on how we apply a tax law or regulation. The ultimate resolution of any tax matter may result in payments greater or less than amounts accrued, which could have a negative impact on our provision for income taxes. In addition, our future earnings could be negatively impacted if our tax strategies are ineffective or by further changes in tax legislation, including changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increase taxing of certain excess income from intellectual property, revising tax law interpretations in domestic or foreign jurisdictions, changes in rules for earnings repatriations and changes in other tax laws in the U.S. or other countries. This includes Pillar Two legislation that has been enacted pursuant to the OECD/G20 Inclusive Framework in various jurisdictions in which we operate. These rules and associated legislative changes may significantly impact our tax provision and results of operations.

The failure of third parties to meet their contractual, regulatory and other obligations could adversely affect our business.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, human resource, finance, IT, data and other business unit and functional services and meet their contractual, regulatory and other obligations. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements, for example, in relation to the outsourcing of significant clinical development activities for innovative medicines to some contract research organizations; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) they may experience a cyber attack or business disruption; (vi) they may be subject to government orders or mandates that require them to give priority to the government and set aside pre-existing commercial orders; (vii) disputes may arise with respect to ownership of rights to technology developed with our partners; and (viii) disagreements could cause delays in, or termination of, the research, development or commercialization of the product or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risks, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of any critical third party to satisfactorily meet its obligations, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on our business and results of operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, anti-corruption or anti-bribery regulations, the EU’s General Data Protection Regulation, securities laws, or other laws and regulations, during the performance of their obligations for us, we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Product labeling changes for our marketed products could result in a negative impact on revenues and profit margins.
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Additional clinical trials, head-to-head studies, real-world data analyses, adverse events reports following the use of our products over longer periods of time and studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy) that are conducted after obtaining marketing approval for our products, and regulatory changes to standards regarding safety, efficacy or labeling, may result in product label changes or other measures that could reduce the product's market acceptance and result in declining revenues. Sometimes additional information from new studies identifies a portion of the patient population that may be non-responsive to a medicine or would be at higher risk of adverse reactions and labeling changes based on such studies may limit the patient population. The studies providing such additional information may be sponsored by us, but they could also be sponsored by competitors, insurance companies, government institutions, MCOs, scientists, investigators or other interested parties. While additional safety and efficacy information from such studies assist us and healthcare providers in identifying the best patient population for each product, it can also negatively impact our operating results. New information added to a product’s label can affect its risk-benefit profile, leading to potential voluntary or mandatory recalls, withdrawals or declining revenue, as well as legal claims, including product liability, consumer fraud or other claims. For example, in November 2023, the FDA announced that it was investigating the risk of T-cell malignancies in patients who received treatment with CAR-T cell therapy, noting that the overall benefits of CAR-T cell therapy products continue to outweigh their potential risks for their approved uses. In January 2024, the FDA determined that safety labeling changes were needed for approved CAR-T cell therapies, including a “boxed warning” about the possible risk of T-cell malignancies in patients treated with CAR-T cell therapy. Additionally, certain study results, especially from head-to-head studies, could affect a product’s formulary listing, which could also adversely affect revenues.

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
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit drug or a product diverted from its authorized market may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name or diverted products. The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce, greatly enhancing consumers’ ability to obtain prescriptions and other medical treatments via the internet in lieu of traditional brick and mortar pharmacies. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams because of the anonymity it affords counterfeiters.

Thefts of inventory at warehouses, plants or while in-transit, which are then not properly stored and are later sold through unauthorized channels, could adversely impact patient safety, our reputation and our business. In addition, diversion of products from their authorized market into other channels may result in reduced revenues and negatively affect our profitability.

Use of social media platforms can present risks and challenges.
We use social media to communicate Company news and events. The inappropriate and/or unauthorized use of social media could cause brand damage or information leakage and may give rise to liability, including from the improper collection and/or dissemination of personally identifiable information from employees, patients, healthcare professionals or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill and may cause significant volatility in our stock price. Further, the disclosure of non-public Company-sensitive information by our workforce or others, whether intentional or unintentional, through social media channels could lead to loss of trade secrets or other intellectual property, as well as the Company’s commercially sensitive information.

Information Technology and Cybersecurity Risks

We are dependent on information technology systems, including artificial intelligence programs, and face risk of cybersecurity incidents that could disrupt our business and result in theft of proprietary, confidential and personal information.
We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided by and/or used for third parties or their vendors, to assist in conducting our business. We have faced, and will continue to face, risks of incidents, whether through cyber attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, exfiltration and other scams. Although we make efforts to maintain the security and integrity of our information technology systems and data, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems, which could adversely affect our business strategy, results of operations, or financial condition. Cybersecurity risks continue to develop, including as a result of threat actors increasingly targeting employees and supply chains and geopolitical tensions leading to an increase in sabotage, espionage and cyber attacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or leak or theft of proprietary, confidential or personal information could negatively impact operations. There can be no assurance that our continuing efforts will prevent breakdowns or incidents to our or our third-party providers’ systems or databases that could adversely affect our business. Under certain circumstances, such incidents when detected could require disclosure to government authorities and/or regulators and could require notification to impacted individuals, and any such incident could result in material financial, legal, business and reputational harm to us. Further, although we maintain insurance coverage designed to transfer certain cybersecurity incident costs, there is a risk this insurance would be insufficient to cover the costs of the incident, including due to coverage limits or insurance exclusions.

In addition, we face certain risks as we seek to leverage artificial intelligence programs and machine learning (“AI”) to optimize productivity and efficiency in various aspects of the organization. For example, flawed algorithms and/or biased, incomplete or inaccurate data used in AI programs may result in deficient AI-generated content. The regulatory landscape related to AI remains uncertain, and we may be required to devote significant resources to comply with developing laws and address ethical concerns. Our competitors may also develop or adopt more effective AI technologies, resulting in more efficient operations and putting us at a competitive disadvantage. These risks may result in an adverse impact on our business, financial condition or results of operations.

Strategic, Business Development and Employee Attraction and Retention Risks

We depend on several key products for most of our revenues, cash flows and earnings.
We derive a majority of our revenue and earnings from several key products. We expect that Eliquis, Opdivo, Orencia and Yervoy will represent a significant percentage of our revenue, earnings and cash flows during the next few years. A reduction in revenue from any of these products due to loss of market exclusivity or other factors could adversely impact our earnings and cash flows. For additional information, see “—We could lose market exclusivity of a product earlier than expected.”

Also, if one of our major products were to become subject to issues, such as loss of patent protection, significant changes in demand, formulary access changes, material product liability, unexpected side effects, regulatory proceedings, negative publicity, supply disruption from our manufacturing operations or third-party supplier or a significant advancement of competing products, we may incur an adverse impact on our business, financial condition, results of operations or the trading price of our stock.

In addition, in the U.S., most of our products are distributed through wholesalers, and if one of these wholesalers should encounter financial or other difficulties, we might be unable to timely collect the amounts that the wholesaler owes us, which could negatively impact our results of operations. We expect that consolidation and integration of pharmacy chains, wholesalers and pharmacy benefit managers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contributes to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our diabetes business (including the transfer of certain future royalty rights pertaining to Amylin, Onglyza* and Farxiga* product sales), out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties was approximately $2.4 billion in 2024. Our pretax income could be adversely affected as the royalty streams decline in future periods. For example, royalties related to Keytruda* decreased from 6.5% to 2.5% on January 1, 2024 and are expected to terminate on December 31, 2026, and royalties related to Tecentriq* are expected to terminate on December 31, 2026. In addition, our royalties from our divested diabetes business, specifically Amylin, Farxiga and Onglyza, terminate on December 31, 2025.

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
Our strategy is focused on delivering innovative, transformational medicines to patients in a focused set of disease areas. To support future revenue growth and maintain an adequate pipeline, we have acquired, or in-licensed, a number of assets, and we expect to continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Competition among pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. If we are unable to consistently maintain an adequate pipeline, whether through internal R&D programs or transactions with third parties or if we are unable to support and grow our marketed products, successfully execute the launches of newly approved products, advance our late-

stage pipeline, manage change from our operating model evolution or manage our costs effectively, our operating results and financial condition could be negatively impacted.

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

If the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. Moreover, due to the substantial amount of debt that we incurred to finance the cash portion of the Celgene, MyoKardia, Mirati, Karuna and RayzeBio acquisitions, there can be no assurance of when we will be able to expand our business development capacity. Although we are committed to reducing our debt, pursuing strategic transaction opportunities in the future may require us to obtain additional equity or debt financing, and could result in increased leverage and/or a downgrade of our credit ratings.

Failure to attract and retain a highly qualified workforce could affect our ability to successfully develop and commercialize products.
Our success is largely dependent on our continued ability to (i) attract and retain highly qualified scientific, technical and management workforce, including people with expertise in clinical R&D, governmental regulation and commercialization, and (ii) in connection with our acquisitions, integrate corporate cultures and maintain employee morale. We are facing increasing competition for a limited pool of qualified individuals from numerous pharmaceutical and biotechnology companies, universities, government entities, research institutions, companies seeking to enter the healthcare space, and companies in other industries. Additionally, we periodically adjust our personnel needs in response to changing macroeconomic conditions, market opportunities, management changes, acquisitions, cost levels and other internal and external considerations, which may adversely impact our workplace culture and ability to retain and incentivize employees. We cannot be sure that we will be able to attract and retain quality talent or that the costs of doing so will not materially increase.

Market, Liquidity and Credit Risks

We have significant indebtedness that could have negative consequences.
Our acquisitions of Celgene, MyoKardia, Mirati, Karuna and RayzeBio increased the amount of our debt resulting in additional interest expense, and we may incur more debt to finance future acquisitions. This could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends. For example, following the December 2023 announcements of previous acquisitions, Standard & Poor’s downgraded BMS’s long term-credit rating from A+ to A (with a stable long-term credit outlook).

Adverse changes in U.S. and global economic and political conditions could adversely affect our operations and profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 29% of our revenues outside of the U.S. in 2024. As such, a global economic downturn could create or amplify a variety of risks to our business and could negatively affect our growth. In addition, uncertainty in the credit and capital markets could impact our growth strategy. Our revenues, earnings and cash flow are also exposed to risk from a strengthening U.S. dollar and global inflation, including in the U.S. If our operating costs were to significantly increase, whether as a result of rising inflation rates, wage increases or other factors, it could adversely affect our revenues and profitability. We also have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU.

Additionally, our business and operations may be adversely affected by political volatility, conflicts or crises in individual countries or regions, including terrorist activities or war and pandemics or epidemics. The COVID-19 pandemic affected demand for some of our products driven by lower patient starts and visits, and we would expect any future pandemics to have a similar effect. In addition, while we did not experience any significant manufacturing or supply issues due to COVID-19, it is possible that we could experience these issues in response to future pandemics. For instance, we may experience scarcity of certain raw materials and components as a result of the influx of pandemic related vaccine orders receiving priority treatment from vendors. Furthermore, a future epidemic or pandemic could create material staffing shortages at our manufacturing sites which could disrupt the supply of our products. It is also possible that we may experience supply chain interruptions as a result of quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline and cargo capacity and route reductions. We may also experience delays in the initiation and enrollment of patients in our clinical trials as a consequence of any future pandemic. We may not be able to fully mitigate these delays, which could negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the $23.3 billion of other intangible assets as of December 31, 2024.

We cannot predict or reasonably estimate the impact of any potential long-term changes to the healthcare industry from global economic and political events, including any future pandemics. It is possible that changes in the healthcare system could impose additional burdens on clinical trials, which could increase the costs of sponsoring clinical trials or lead to additional delays or difficulties with completing clinical trials. We may also experience additional pricing pressures, shifts in the U.S. payer channel mix and/or increased governmental regulation.

Global economic conditions or events such as wars or pandemics also create additional risks from their impact on our suppliers, vendors, outsourcing partners, alliance partners and other third parties that we rely on to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services. For example, if any of our third-party providers suffer from limited solvency because of global economic conditions, it could negatively impact our operating model and our business. Similarly, global events such as the Ukraine-Russia conflict, tensions between the U.S. and China and other geopolitical events and conflicts can increase the volatility of the financial markets, foreign currency exchanges and interest rates. We could also face other potential negative consequences stemming from future pandemics or global events, including but not limited to increased cyber threats to us and our partners such as cyber attacks and outages, and challenges related to the safety of our employees and safe occupancy. It is possible that global economic and political events, including changes to the geopolitical relationship between the U.S. and China, other geopolitical events and conflicts, and any future pandemic, could exacerbate any of the other risks described in this 2024 Form 10-K as well.

There can be no guarantee that we will pay dividends or repurchase stock.
The declaration, amount and timing of any dividends fall within the discretion of our Board. The Board’s decision will depend on many factors, including our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board may deem relevant. A reduction or elimination of our dividend payments or dividend program could adversely affect our stock price. In addition, we could, at any time, decide not to buy back any more shares in the market, or reduce the number of shares repurchased under our share repurchase program, which could also adversely affect our stock price. The IRA imposes a non-deductible 1% excise tax on our net repurchases of shares after December 31, 2022. The imposition of the excise tax on repurchases of our shares may increase the cost to us of making repurchases and may cause our Board to reduce the number of shares repurchased pursuant to our share repurchase program.

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

Risk Management and Strategy

The Company manages cybersecurity risk as part of our overall enterprise risk management strategy, which is overseen by the Audit Committee and the Board. The Company employs robust cybersecurity and data privacy programs that are designed to assess, identify and manage material risks from cybersecurity threats. These programs are independently assessed every three years against the U.S. National Institute of Standards and Technology Cybersecurity Framework ("NIST").

We are constantly evolving our cyber defenses to minimize impacts from cyber threats by using a multi-pronged approach that helps safeguard our assets and data. We are particularly focused on addressing emerging cybersecurity risks, including human risk, as phishing attacks remain one of the most common causes of data breaches; third-party supply chain risks, as threat actors continue to target supply chains to compromise a greater number of victims; and geopolitical risk, as tensions and conflicts around the world are often accompanied by an increase in sabotage, espionage and cyber attacks. As threat actors frequently target employees to gain access to information and systems, we have a comprehensive global human risk management program that educates our workforce on threats they face as a first line of defense, and includes elements addressing phishing, malware, data handling, device security, cybersecurity education, password security, internet browsing and defenses to physical threats. Our employees are exposed to data-driven cybersecurity awareness campaigns and annual training in order to keep pace with industry standards, evolving challenges and innovative solutions with respect to information security, data privacy, and cybersecurity risks to the organization. In many regions, our employees receive a monthly snapshot of their cyber behaviors and are given a rating for their cyber vigilance. Additionally, we employ a multi-layered approach in our application of cybersecurity technologies to help safeguard our systems, networks, and data from potential cybersecurity threats. For companies that we acquire, our integration plans include, where appropriate, workable timelines for alignment on information security, data privacy, cybersecurity and employee education.

To support our preparedness, we have a cybersecurity incident response plan (“CIRP”) that we regularly update as business needs and the security landscapes change. In the event of a cybersecurity incident, our incident response team refers to our CIRP and existing management internal controls and disclosure processes. Pursuant to this process, designated personnel are responsible for assessing the severity of the incident and any associated threats, containing and resolving the incident as quickly as possible, managing any damage to the Company’s systems and networks, minimizing the impact on the Company’s stakeholders, analyzing and executing upon internal reporting obligations, escalating information about the incident to senior management, as appropriate, and performing post-incident analysis and program enhancements, as needed. We perform multiple tabletop exercises across various levels of the Company each year to test our incident response procedures, enhance our resiliency by seeking to ensure business continuity during potential extended digital outages, identify improvement opportunities and increase employee awareness and preparedness. These tabletop exercises focus on various aspects of cybersecurity events, including patient and employee impact, operational resilience and effectiveness and communication coordination.

We engage with third parties to separately conduct cyber assessments on a recurring basis and assist with containment and remediation efforts. In addition, third-party technology and analytics are utilized to identify potential vulnerabilities. We recognize that third parties that provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To manage third-party risk, we maintain a third-party risk management program, which is designed to assess the security controls of our third parties. The assessment methodology is based on risk and relies on the data, access, connectivity, and criticality of the services that the third-party offers. As noted, we also conduct tabletop exercises to identify improvement opportunities in our supply chain resilience.

We maintain relationships with law enforcement, government agencies, forensic investigators, and legal counsel to inform our cybersecurity and data privacy programs.

While we and our third-party vendors are regularly subject to cybersecurity attacks and incidents, as of December 31, 2024 and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company in the last three years. However, we have been the target of cyber attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We face risks of incidents, whether through cyber attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For a discussion of these risks, see “Item 1A—Risk Factors—Information Technology and Cybersecurity Risks—We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity incidents and data leakage.”

Governance

The Company’s cybersecurity and data privacy programs are implemented and overseen by the Company’s Chief Information Security Officer (“CISO”), the Executive Vice President, Chief Digital and Technology Officer, and senior management. The CISO reports to the Chief Digital & Technology Officer, who in turn reports to the CEO. Collectively, our CISO and senior management team have extensive experience in information security and information technology risk management, including cybersecurity. Our CISO has led our enterprise-wide cybersecurity risk management, strategy, policy, standards and processes since 2018, and the information security team responsible for managing and implementing the Company’s cybersecurity and data privacy programs has many years of valuable business experience effectively addressing cybersecurity risks and developing related robust policies and procedures.

Our Audit Committee, which consists solely of independent directors, oversees the Company’s overall enterprise risk assessment and risk management policies and guidelines, including risks related to cybersecurity matters. Our Audit Committee reviews, discusses with management at least annually and oversees the Company’s information security and data protection programs. In particular, the Audit Committee receives periodic updates from the CISO, internal audit function and other members of management on significant cybersecurity and data privacy threats to our systems and the potential impact on the Company’s business, financial results, operations, and reputation, risk management strategies, including information governance and security policies and programs, program assessments, planned improvements, major legislative and regulatory developments that could materially impact the Company’s cybersecurity and data privacy policies and programs, and status of information security initiatives, including an appropriate threat assessment relating to information technology risks. After each such update, the Chair of the Audit Committee updates the full Board. The Board also receives similar cybersecurity updates directly from the CISO and other members of management at least annually, and as needed from time to time.

Item 2.	PROPERTIES.

Our principal executive offices are located at Route 206 & Province Line Road, Princeton, NJ. We own or lease manufacturing, R&D, administration, storage and distribution facilities at approximately 130 sites worldwide. We believe our manufacturing properties, in combination with our third-party manufacturers, are in good operating condition and provide adequate production capacity for our current and projected operations. We also believe that none of our properties are subject to any material encumbrance, easement or other restriction that would detract materially from their value or impair their use in the operation of the business. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance.”

Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2024:

	Manufacturing	R&D
United States	4	8
International	2	2
Total	6	10

Item 3.	LEGAL PROCEEDINGS.
Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART IA
Information about our Executive Officers

Listed below is information on our executive officers as of February 12, 2025. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Shareholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History
Christopher Boerner, Ph.D. Chair of the Board and Chief Executive Officer Member of the Leadership Team	54
2015 to 2017 – President and Head of U.S. Commercial
2017 to 2018 – President and Head, International Markets
2018 to 2023 – Executive Vice President, Chief Commercialization Officer
2023 to 2023 – Executive Vice President, Chief Operating Officer
2023 to 2024 – Chief Executive Officer
2024 to present – Chair of the Board and Chief Executive Officer

David V. Elkins Executive Vice President and Chief Financial Officer Member of the Leadership Team	56	2014 to 2017 – Group Vice President and Chief Financial Officer, Consumer and Consumer Medicines, Johnson & Johnson
2017 to 2018 – Worldwide Vice President and Chief Financial Officer, Consumer Products, Medical Development and Corporate Functions, Johnson & Johnson
2018 to 2019 – Chief Financial Officer, Celgene Corporation
		2019 to present – Executive Vice President and Chief Financial Officer
Cari Gallman Executive Vice President, Corporate Affairs Member of the Leadership Team	45	2015 to 2018 – Senior Counsel, US Legal
2018 to 2019 – Assistant General Counsel, Oncology Legal
2019 to 2021 – Vice President, Assistant General Counsel, Worldwide Oncology
2021 to 2023 – Senior Vice President, Chief Compliance Officer
		2023 to present – Executive Vice President, Corporate Affairs
Benjamin Hickey President, RayzeBio Organization Member of the Leadership Team	50
2014 to 2016 – Vice President, Commercial, Immuno-Oncology
2016 to 2018 – General Manager, UK & Ireland
2018 to 2020 – Senior Vice President, Chief Commercial Officer, Halozyme Therapeutics
2020 to 2024 – Chief Commercial Officer, Head of Business Development, Mirati Therapeutics
2024 to present – President, RayzeBio Organization, Bristol-Myers Squibb Company

Samit Hirawat, M.D. Executive Vice President, Chief Medical Officer, Head of Development Member of the Leadership Team	56	2017 to 2019 – Executive Vice President, Head of Oncology Development, Novartis
2019 to 2023 – Executive Vice President, Chief Medical Officer, Global Drug Development
		2023 to present – Executive Vice President, Chief Medical Officer, Head of Development
Lynelle Hoch President, Cell Therapy Organization Member of the Leadership Team	52
2016 to 2019– Vice President, Immuno-Oncology Marketing
2019 to 2021 – General Manager, Ireland & UK, Major Markets
2021 to 2023 – Senior Vice President, Global Cell Therapy Franchise Lead
2023 to present – President, Cell Therapy Organization

Phil Holzer Senior Vice President & Controller	49
2015 to 2018 – Chief Audit Officer
2018 to 2019 – Vice President & Head of Finance, Research & Development
2019 to 2021 – Senior Vice President, Enterprise Integration Management
2021 to 2024 – Senior Vice President, Finance, Tax & Treasury
2024 to present – Senior Vice President & Controller

Adam Lenkowsky Executive Vice President, Chief Commercialization Officer Member of the Leadership Team	53	2016 to 2019 – Head of US Oncology
2019 to 2022 – Senior Vice President, General Manager of U.S. Oncology, Immunology & Cardiovascular
2022 to 2023 Senior Vice President, Head of Major Markets
		2023 to present – Executive Vice President, Chief Commercialization Officer
Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	64	2015 to present – Executive Vice President, General Counsel
Greg Meyers Executive Vice President, Chief Digital and Technology Officer Member of the Leadership Team	52	2014 to 2018 – Corporate Vice President and Chief Information Officer, Motorola Solutions
2018 to 2022 – Group Chief Information and Digital Officer, Syngenta Group
		2022 to present – Executive Vice President, Chief Digital and Technology Officer
Robert Plenge, M.D., Ph.D. Executive Vice President, Chief Research Officer, Head of Research Member of the Leadership Team	54
2017 to 2019 – Vice President Inflammation and Immunology, Thematic Center of Excellence Unit, Celgene Corporation
2019 to 2021 – Senior Vice President, Immunology, Cardiovascular & Fibrosis, Thematic Research Center
2021 to 2023 – Senior Vice President, Immunology, Cardiovascular & Fibrosis, Thematic Research Center, and Head of Translational Medicine
2023 to 2023 – Senior Vice President and Head of Discovery and Translational Sciences
2023 to present – Executive Vice President, Chief Research Officer, Head of Research

Amanda Poole Executive Vice President, Chief People Officer Member of the Leadership Team	50
2017 to 2019 – Vice President, Head of Human Resources, Global Product Development & Supply
2019 to 2020 – Vice President, Head of BMS/Celgene Integration
2020 to 2022 – Senior Vice President, Head of Human Resources, Commercialization
2022 to 2024 – Senior Vice President, People Strategy, Solutions & Services
2024 to present – Executive Vice President, Chief People Officer

Karin Shanahan Executive Vice President, Global Product Development & Supply Member of the Leadership Team	60
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
Bristol Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY).

Holders of Common Stock

The number of record holders of our common stock at January 31, 2025 was 29,685.

The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by EQ Shareowner Services, our transfer agent, and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Equity Compensation Plan Information

Information required by this item will be contained in our 2025 Proxy Statement under the heading “Items to be Voted Upon—Item 2—Advisory Vote to Approve the Compensation of our Named Executive Officers—Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholders’ returns of our common shares with the cumulative total stockholders’ returns of the companies listed in the Standard & Poor’s 500 Index ("S&P 500 Index") and a composite peer group of major pharmaceutical companies comprised of AbbVie, Amgen, AstraZeneca, Biogen, Gilead, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Pfizer, Roche and Sanofi. The graph assumes $100 investment on December 31, 2019 in each of our common shares, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2020, 2021, 2022, 2023 and 2024. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	2020	2021	2022	2023	2024
Bristol Myers Squibb	$100.41	$103.30	$122.91	$90.77	$105.12
S&P 500	118.40	152.39	124.79	157.59	197.02
Peer Group	102.02	125.57	139.06	141.88	153.64

Issuer Purchases of Equity Securities

The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
October 1 to 31, 2024	79,154	$53.57	—	$5,014
November 1 to 30, 2024	28,401	54.41	—	5,014
December 1 to 31, 2024	27,385	58.28	—	5,014
Three months ended December 31, 2024	134,940		—
(a)    Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)    In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. Following this authorization, the Board subsequently approved additional authorizations, including most recently, in February 2020, January and December 2021 and December 2023, in the amount $5.0 billion, $2.0 billion, $15.0 billion and $3.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was $5.0 billion as of December 31, 2024. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for information on the share repurchase program.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2024 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.

The comparison of 2023 to 2022 results has been omitted from this Form 10-K and is incorporated by reference from our Form 10-K for the year ended December 31, 2023 “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 13, 2024.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2024 Form 10-K for definitions of capitalized terms used throughout the document.

In 2024, we achieved multiple clinical and regulatory milestones across our portfolio including (i) approvals for Breyanzi in the U.S. and Japan for adults with relapsed or refractory FL and in the U.S. for adults with relapsed or refractory CLL/SLL and MCL; (ii) Reblozyl's expanded approval to include the first-line treatment of adult patients with transfusion-dependent anemia due to very low, low and intermediate-risk MDS in the EU and Japan; (iii) FDA approval of Opdivo Qvantig injection for subcutaneous use in most previously approved adult solid tumor Opdivo indications; (iv) FDA approval of Opdivo for the treatment of adult patients with resectable NSCLC, in combination with platinum-doublet chemotherapy, followed by single-agent Opdivo as adjuvant treatment after surgery; and (v) FDA approval and subsequent launch of Cobenfy for the treatment of schizophrenia in adults.

In 2024, we completed the following acquisitions: (i) Karuna, a biopharmaceutical company in the area of developing and delivering medicines, including Cobenfy, for psychiatric and neurological conditions; (ii) RayzeBio, a clinical-stage radiopharmaceutical therapeutics company with a pipeline of potentially first-in-class and/or best-in-class drug development programs; and (iii) Mirati, a commercial stage targeted oncology company, with a commercialized medicine, Krazati, and clinical programs in development. We also entered into a strategic collaboration with SystImmune, to co-develop and co-commercialize izalontamab brengitecan (iza-bren or BL-B01D1), a bispecific topoisomerase inhibitor-based anti-body drug conjugate. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information.

Financial Highlights

	Year Ended December 31,
Dollars in millions, except per share data	2024	2023
Total Revenues	$48,300	$45,006

Diluted (Loss)/Earnings Per Share
GAAP	$(4.41)	$3.86
Non-GAAP	1.15	7.51

Revenues increased by 7%, primarily driven by the Growth Portfolio and Eliquis, partially offset by generic erosion in the Legacy Portfolio. We expect continued generic erosion within our Legacy Portfolio in 2025 primarily due to Revlimid, Sprycel and for Pomalyst outside the U.S.

The $8.27 decrease in GAAP EPS in 2024 was primarily driven by a one-time, non-deductible Acquired IPRD charge resulting from the Karuna asset acquisition and SystImmune collaboration, which impacted full-year GAAP EPS by approximately $6.28 and the impact of certain specified items, primarily intangible asset impairments. After adjusting for specified items, the $6.36 decrease in non-GAAP EPS was primarily due to the aforementioned Acquired IPRD charges and higher interest expense partially offset by higher revenues.

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

Economic and Market Factors

Governmental Actions

As regulators continue to focus on prescription drugs, our products are facing increased pressures across the portfolio. These pressures stem from legislative and policy changes, including price controls, pharmaceutical market access, discounting, changes to tax and importation laws and other restrictions in the U.S., EU and other regions around the world. These pressures have resulted in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. The IRA directs (i) the federal government to “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Part B (beginning in 2028) drugs that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation and (iii) the formation of the Part D Manufacturer Program which replaced the Part D CGDP and established a $2,000 cap for out-of-pocket costs for Medicare beneficiaries as of January 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2024, as part of the first round of government price setting pursuant to the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. In January 2025, the HHS selected Pomalyst as a medicine subject to "negotiation" for government-set prices beginning in 2027. It is possible that more of our products could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our results of operations, and it is possible that these changes may result in a material impact on our business and results of operations.

In addition, in December 2023, the Biden administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and, therefore, that the government could exercise “march-in rights” and license it to a third party to manufacture. We cannot predict whether the Trump administration will finalize the draft framework or if the government will propose other drug pricing policy changes. If pursued and finalized, these policies could reduce prices and reimbursement for certain of our products and could significantly impact our business and consolidated results of operations.

At the state level, multiple states have passed, are pursuing or are considering government action via legislation or regulations to change drug pricing and reimbursement (e.g., establishing prescription drug affordability boards, implementing manufacturer mandates tied to the Federal Public Health Service Act drug pricing program, etc.). Some of these state-level actions may also influence federal and other state policies and legislation. Given the current uncertainty surrounding the adoption, timing and implementation of many of these measures, as well as pending litigation challenging such laws, we are unable to predict their full impact on our business. However, such measures could modify or decrease access, coverage, or reimbursement of our products, or result in significant changes to our sales or pricing practices, which could have a material impact on our revenues and results of operations. With respect to the Federal Public Health Service Act drug pricing program, certain states have enacted laws regulating manufacturer pricing obligations under the program to date. Several additional states are considering similar potential legislation or other government actions, and we expect other states may do the same in the future.

Additionally, in connection with the IRA, the following changes have been made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases after December 31, 2022. Furthermore, countries are in the process of enacting changes to their tax laws to implement the agreement by the OECD to establish a global minimum tax. See risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins”, “—We could lose market exclusivity of a product earlier than expected” and “—Changes to tax regulations could negatively impact our earnings.”

Significant Product Approvals

The following is a summary of the significant approvals received:

Product	Date	Approval

Augtyro	January 2025	EC approval for Augtyro as a treatment for adult patients with ROS1-positive NSCL and for adult and pediatric patients 12 years of age and older with NTRK-positive solid tumors.

Opdivo Qvantig (nivolumab and hyaluronidase-nvhy)	December 2024
FDA approval for Opdivo Qvantig injection for subcutaneous use, a combination product of nivolumab co-formulated with recombinant human hyaluronidase, in most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib.

Opdivo	December 2024	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo for the treatment of radically unresectable urothelial carcinoma.

Zeposia	December 2024	Japan’s Ministry of Health, Labour and Welfare approval of Zeposia for the treatment of moderate to severe UC in patients who have had an inadequate response to conventional therapies.

Opdivo+Yervoy	December 2024	EC approval of Opdivo plus Yervoy for the first-line treatment of adult patients with microsatellite instability-high or mismatch repair deficient unresectable or metastatic colorectal cancer.

Opdivo	October 2024
FDA approval of Opdivo for the treatment of adult patients with resectable (tumors ≥ 4 cm or node positive) NSCLC and no known epidermal growth factor receptor mutations or anaplastic lymphoma kinase rearrangements, for neoadjuvant treatment, in combination with platinum-doublet chemotherapy, followed by single-agent Opdivo as adjuvant treatment after surgery.

Cobenfy	September 2024	FDA approval of Cobenfy for the treatment of schizophrenia in adults.

Augtyro	September 2024	Japan's Ministry of Health, Labour and Welfare approval of Augtyro for the treatment of patients with ROS1 fusion-positive, unresectable advanced or recurrent NSCLC.

Breyanzi	August 2024
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

Product	Date	Approval

Breyanzi	May 2024	FDA accelerated approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL who have received at least two prior lines of systemic therapy.

Abecma	April 2024
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
Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2024 and in early 2025.

Strategy

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular, neuroscience and other areas where we can also create long-term value. Our priorities are to focus on transformational medicines where we have a competitive advantage, drive operational excellence throughout the organization and strategically allocate capital for long-term growth and returns.

Our R&D strategy is intended to ensure that we support scientific innovation, bringing first-in class and/or best-in-class medicines to patients at an accelerated speed in our core therapeutic areas, as we leverage our differentiated research platforms, including radiopharmaceutical therapy, targeted protein degradation and cell therapy. We have a broad mid- to late-stage pipeline of ongoing Phase II and Phase III programs across our core therapeutic areas. Over the next 24 months, we expect a number of registrational data readouts with the potential to deliver 10 or more new medicines and multiple additional indications over the next five years.

In oncology, we are focused on extending and strengthening our leadership in IO, as well as diversifying beyond IO. The acquisition of RayzeBio, a leader in the field of radiopharmaceuticals for solid tumor oncology, provided us with RYZ101, a late-stage asset, an investigational new drug engine and in-house manufacturing capabilities. In hematology, we see significant potential with our targeted protein degradation platform, which includes potentially first-in-class CELMoDs currently under investigation for multiple myeloma with iberdomide and mezigdomide and lymphoma with golcadomide. In cell therapy, we are building on our expertise and leadership, developing next generation CAR-T treatments with first-in-class potential. We are investigating arlo-cel in pivotal studies targeting multiple myeloma and advancing development for CD19-targeted NEX-T, an optimized asset aimed at resetting the immune system, in autoimmune diseases. We are exploring CD19-targeted NEX-T's potential in multiple disease areas, including systemic lupus erythematosus, MS, and other indications. Additionally, in immunology, we are developing admilparant, our LPA1 antagonist targeting pulmonary fibrosis with ongoing registrational clinical trials for IPF and PPF. In cardiovascular diseases, the LIBREXIA clinical program, in partnership with Johnson & Johnson, includes three Phase III registrational trials for milvexian in atrial fibrillation, secondary stroke prevention and acute coronary syndrome. Lastly in neuroscience, with the addition of Cobenfy, we have a growing, diverse neuroscience pipeline that includes a range of investigational therapies that are being studied for their disease-modifying potential as well as critical symptomatic relief. Together with our proven track record, rapidly advancing pipeline and increasing use of artificial intelligence, we are increasing our R&D productivity, enabling us to identify more high-quality candidates and increase their probability of reaching patients in need.

We are driving commercial execution in our key first-in-class and/or best-in-class marketed products, where we continue to expand and see potential for further expansion into the future. We have established a foundation in IO with Opdivo, Yervoy and Opdualag and received FDA approval for Opdivo Qvantig in December 2024 for multiple indications at launch. Reblozyl, in first-line MDS-associated anemia, continues to drive market share within the larger first-line RS negative population. We have an ongoing registrational trial to potentially expand into chronic anemia associated with myelofibrosis. In cell therapy, we achieved important approvals for Breyanzi for patients with relapsed or refractory CLL/SLL, FL and MCL, making Breyanzi the CAR-T cell therapy available to treat the broadest array of B-cell malignancies. In cardiovascular diseases, Camzyos continues to provide benefits to patients with oHCM, with the potential expansion opportunity into nHCM. Finally, in neuroscience, we launched Cobenfy for the treatment of schizophrenia in adults. Registrational studies are ongoing or planned for Cobenfy in Adjunctive Schizophrenia, Alzheimer's Disease Psychosis, Alzheimer's Disease Agitation, Alzheimer's Disease Cognition, Bipolar I Disorder and Autism spectrum disorder irritability.

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. We previously announced a strategic productivity initiative to accelerate the delivery of medicines to patients by evolving and streamlining our enterprise operating model in key areas such as R&D, manufacturing, commercial and other functions. We expected to realize cost savings of approximately $1.5 billion by the end of 2025, which is primarily being reinvested to fund innovation and drive growth. We have expanded our strategic productivity initiative and we now expect to deliver approximately $2.0 billion in additional annual cost savings by the end of 2027. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

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

Acquisitions, Divestitures, Licensing and Other Arrangements

For detailed information on significant acquisitions, divestitures, collaborations, licensing and other arrangements during 2024 refer to “Item 8. Financial Statements and Supplementary Data —Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements.”

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	% Change	Foreign Exchange(c)
United States	$34,105	$31,210	9%	—
International(a)	13,199	13,097	1%	(5)%
Other revenues(b)	996	699	42%	N/A
Total Revenues	$48,300	$45,006	7%	(2)%
(a)    Beginning in 2024, Puerto Rico revenues are presented as part of International revenues to align with management's review of the Company's financial results. Prior period amounts have been recast to conform to the current presentation.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(c)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues increased 9% in 2024 primarily due to higher demand within the Growth Portfolio, Eliquis, and Pomalyst partially offset by generic erosion in the Legacy Portfolio. Average net selling prices decreased by 1% in 2024 compared to 2023.

International

•International revenues in 2024 increased 1% primarily due to demand within the Growth Portfolio, partially offset by generic erosion within the Legacy Portfolio and foreign exchange impacts. The negative foreign exchange impacts of 5% was primarily attributed to devaluation of the Argentine peso, which was partially offset by inflation-related local currency price increases.

No single country outside the U.S. contributed more than 10% of total revenues in 2024 and 2023. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in “—Critical Accounting Policies.”

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

Dollars in millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2024	$646	$4,445	$3,237	$8,328
Provision related to sales made in:
Current period	11,518	16,642	8,892	37,052
Prior period	(8)	(91)	(60)	(159)
Payments and returns	(11,254)	(15,612)	(8,287)	(35,153)
Foreign currency translation and other	(2)	1	(146)	(147)
Balance at December 31, 2024	$900	$5,385	$3,636	$9,921

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	% Change
Gross product sales	$83,671	$73,679	14%
GTN Adjustments
Charge-backs and cash discounts	(11,510)	(9,144)	26%
Medicaid and Medicare rebates	(16,551)	(13,411)	23%
Other rebates, returns, discounts and adjustments	(8,832)	(7,346)	20%
Total GTN Adjustments	(36,893)	(29,901)	23%
Net product sales	$46,778	$43,778	7%

GTN adjustments percentage	44%	40%	4%
U.S.	49%	46%	3%
Non-U.S.	20%	19%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $159 million for 2024 and $134 million for 2023. The reductions to provisions in both years were driven by the non-U.S. revisions in clawback amounts driven by VAT recoverable estimates. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages. Non-U.S. GTN adjustments percentage increased primarily due to continued pricing pressures. We expect to experience additional GTN pressures during the first quarter of 2025 as a result of Medicare Part D redesign, particularly for Eliquis and certain other products.

Total Revenues by Product:

	Year Ended December 31,
Dollars in millions	2024	2023	% Change
Growth Portfolio
Opdivo	$9,304	$9,009	3%
U.S.	5,350	5,246	2%
Non-U.S.	3,954	3,763	5%

Orencia	3,682	3,601	2%
U.S.	2,770	2,709	2%
Non-U.S.	912	892	2%

Yervoy	2,530	2,238	13%
U.S.	1,599	1,379	16%
Non-U.S.	931	859	8%

Reblozyl	1,773	1,008	76%
U.S.	1,444	804	80%
Non-U.S.	329	204	61%

Opdualag	928	627	48%
U.S.	870	615	41%
Non-U.S.	58	12	>200%

Breyanzi	747	364	105%
U.S.	591	303	95%
Non-U.S.	156	61	156%

Camzyos	602	231	161%
U.S.	543	225	141%
Non-U.S.	59	6	>200%

Zeposia	566	434	30%
U.S.	403	319	26%
Non-U.S.	163	115	42%

Abecma	406	472	(14)%
U.S.	242	358	(32)%
Non-U.S.	164	114	44%

Sotyktu	246	170	45%
U.S.	190	157	21%
Non-U.S.	56	13	>200%

Krazati	126	—	N/A
U.S.	118	—	N/A
Non-U.S.	8	—	N/A

Augtyro	38	1	>200%
U.S.	36	1	>200%
Non-U.S.	2	—	N/A

	Year Ended December 31,
Dollars in millions	2024	2023	% Change
Growth Portfolio (cont.)
Cobenfy	10	—	N/A
U.S.	10	—	N/A
Non-U.S.	—	—	N/A

Other Growth Products(a)	1,605	1,211	33%
U.S.	674	620	9%
Non-U.S.	931	591	58%

Total Growth Portfolio	$22,563	$19,366	17%
U.S.	14,840	12,736	17%
Non-U.S.	7,723	6,630	16%

Legacy Portfolio
Eliquis	$13,333	$12,206	9%
U.S.	9,631	8,482	14%
Non-U.S.	3,702	3,724	(1)%

Revlimid	5,773	6,097	(5)%
U.S.	4,999	5,195	(4)%
Non-U.S.	774	902	(14)%

Pomalyst/Imnovid	3,545	3,441	3%
U.S.	2,695	2,339	15%
Non-U.S.	850	1,102	(23)%

Sprycel	1,286	1,930	(33)%
U.S.	983	1,422	(31)%
Non-U.S.	303	508	(40)%

Abraxane	875	1,004	(13)%
U.S.	541	702	(23)%
Non-U.S.	334	302	11%

Other Legacy Products(b)	925	962	(4)%
U.S.	416	334	25%
Non-U.S.	509	628	(19)%

Total Legacy Portfolio	$25,737	$25,640	—%
U.S.	19,265	18,474	4%
Non-U.S.	6,472	7,166	(10)%

Total Revenues	$48,300	$45,006	7%
U.S.	34,105	31,210	9%
Non-U.S.	14,195	13,796	3%
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

•U.S. revenues increased 2% in 2024 primarily due to higher average net selling prices, partially offset by lower demand.

•International revenues increased 5% in 2024 primarily due to higher demand for core indications and additional indication launches and higher average net selling prices, partially offset by foreign exchange impact of 9%. Excluding foreign exchange impacts, revenues increased 14%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA. It has indications for (i) reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and (ii) for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

•U.S. revenues increased 2% in 2024 primarily due to higher demand, partially offset by lower average net selling prices.

•International revenues increased 2% in 2024 primarily due to higher demand, partially offset by foreign exchange impact of 8%. Excluding foreign exchange impacts, revenues increased 10%.

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

•U.S. revenues increased 16% in 2024 primarily due to higher demand and higher average net selling prices.

•International revenues increased 8% in 2024 primarily due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 7%. Excluding foreign exchange impacts, revenues increased 15%.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in (i) adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions, (ii) adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require red blood cell transfusions, as well as (iii) adult patients without previous erythropoiesis stimulating agent use (ESA-naïve) with very low- to intermediate-risk MDS who may require regular red blood cell transfusions, regardless of RS status.

•U.S. revenues increased 80% in 2024 primarily due to higher demand.

•International revenues increased 61% in 2024 primarily due to higher demand, partially offset by foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 65%.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 41% in 2024 primarily due to higher demand.

Breyanzi (lisocabtagene maraleucel) — a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory LBCL after one or more lines of systemic therapy, including DLBCL not otherwise specified, high-grade B-cell lymphoma, primary mediastinal LBCL, grade 3B FL and relapsed or refractory FL after at least two prior lines of systemic therapy, relapsed or refractory CLL or SLL, and relapsed or refractory MCL in patients who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor.

•U.S. revenues increased 95% in 2024 primarily due to higher demand enabled by expanded manufacturing capacity, new indication launches and higher average net selling prices.

•International revenues increased 156% in 2024 primarily due to higher demand, partially offset by foreign exchange of 6%. Excluding foreign exchange impacts, revenues increased 162%.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms.

•U.S. revenues increased 141% in 2024 primarily due to higher demand.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of MS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues increased 26% in 2024 primarily due to higher demand, partially offset by lower average net selling prices.

•International revenues increased 42% in 2024 primarily due to higher demand.

Abecma (idecabtagene vicleucel) — is a BCMA genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues decreased 32% in 2024 primarily due to increased competition in BCMA targeted therapies.

•International revenues increased 44% in 2024 due to higher demand partially offset by foreign exchange of 3%. Excluding foreign exchange impacts, revenues increased 47%.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•U.S. revenues increased 21% in 2024 primarily due to higher demand, partially offset by comparator sales for use in clinical trials during the second half of 2023 and lower average net selling prices.

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

Augtyro (repotrectinib) —a kinase inhibitor indicated for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC and for the treatment of adult and pediatric patients 12 years of age and older with solid tumors that have NTRK gene fusion, are locally advanced or metastatic or where surgical resection is likely to result in severe morbidity, and have progressed following treatment or have no satisfactory alternative therapy.

Cobenfy (xanomeline and trospium chloride) – a combination of xanomeline, a M1/M4 muscarinic agonist, and trospium chloride, a peripheral muscarinic antagonist, indicated for the treatment of schizophrenia in adults. Cobenfy was approved by the FDA in September 2024 and launched in October 2024.

Other growth products — includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.

Legacy Portfolio

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 14% in 2024 primarily due to higher demand.

•International revenues were relatively flat.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers have sought to challenge our Eliquis patents and related SPCs and have begun marketing generic versions of Eliquis in certain countries prior to the expiry of our patents and related SPCs, which has led to the filing of infringement and invalidity actions involving our Eliquis patents and related SPCs being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies—Intellectual Property" for further information.

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

•U.S. revenues decreased 4% in 2024 primarily due to generic erosion and lower average net selling prices partially offset by the prior year impact of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products.

•International revenues decreased 14% in 2024 primarily due to generic erosion across several European countries and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues decreased 11%.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. These licenses will no longer be volume limited beginning on January 31, 2026. In the EU and Japan, generic lenalidomide products have entered the market.

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

•U.S. revenues increased 15% in 2024 primarily due to the prior year impact of patients receiving free drug product from the Bristol Myers Squibb Patient Assistance Foundation, a separate and independent 501(c)(3) entity to which BMS donates products, and higher demand.

•International revenues decreased 23% in 2024 primarily due to lower demand driven by generic erosion, lower average net selling prices and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased 22%.

•In the EU, the estimated minimum market exclusivity date was August 2024.

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

•U.S. revenues decreased 31% in 2024 primarily due to lower average net selling prices and lower demand driven by generic erosion.

•International revenues decreased 40% in 2024 primarily due to lower demand driven by generic erosion, lower average net selling prices and foreign exchange impact of 4%. Excluding foreign exchange impact, revenues decreased 36%.

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

•U.S. revenues decreased 23% in 2024 primarily due to lower demand driven by generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under “—SEC Consent Order”, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of December 31, 2024, for our U.S. distribution channels, and September 30, 2024, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 85% of total gross sales of U.S. products for the year ended December 31, 2024. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2024 is not available prior to the filing of this 2024 Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Year Ended December 31,
Dollar in Millions	2024	2023	% Change
Cost of products sold (a)	$13,968	$10,693	31%
Marketing, selling and administrative	8,414	7,772	8%
Research and development	11,159	9,299	20%
Acquired IPRD	13,373	913	>200%
Amortization of acquired intangible assets	8,872	9,047	(2)%
Other (income)/expense, net	893	(1,158)	(177)%
Total Expenses	$56,679	$36,566	55%
(a)    Excludes amortization of acquired intangible assets.

Cost of products sold

Cost of products sold include material, internal labor and overhead costs from our owned manufacturing sites, third-party product supply costs and other supply chain costs managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing, foreign currency hedge settlement gains and losses and impairment charges, as well as proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology and other appropriate costs. Cost of products sold excludes amortization from acquired intangible assets.

Cost of products sold increased by $3.3 billion or 31% primarily due to intangible asset impairment charges ($1.8 billion), higher royalties and profit sharing ($800 million), and higher sales volume.

Marketing, selling and administrative

Marketing, selling and administrative expenses primarily include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs, advertising and product promotion costs, as well as proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, and other appropriate costs. Expenses are managed through regional commercialization organizations or global enabling functions such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements.

Marketing, selling and administrative expenses increased by $642 million or 8% primarily due to the impact of acquisitions in 2024, including the cash settlement of unvested stock awards and other related expenses ($372 million) and timing of charitable giving ($124 million).

Research and development

Research and development activities include (i) research, which includes discovery and development of new molecular entities through pre-clinical studies, (ii) drug development, which includes clinical development of potential new products, including expansion of indications for existing products through Phase I, Phase II and Phase III clinical studies and (iii) other related charges including support of manufacturing development of pre-approved products, medical support for marketed products, IPRD impairment charges, acquisition related charges and proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, and other appropriate costs. Certain expenses are shared with alliance partners based upon contractual agreements.

Research and development expense increased by $1.9 billion or 20% primarily due to higher drug development costs to support our broader portfolio, recent acquisitions, higher IPRD impairment charges ($900 million) and cash settlement of unvested stock awards related to the acquisitions ($328 million).

Acquired IPRD

Acquired IPRD expenses are comprised of upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. Acquired IPRD charges are detailed in the table below.

	Year Ended December 31,
Dollars in millions	2024	2023
Karuna asset acquisition (Note 4)	$12,122	$—
SystImmune upfront fee (Note 3)	800	—
LianBio mavacamten rights buy-out (Note 4)	—	445
Evotec designation and opt-in license fees	170	90
Orum upfront payment (Note 4)	—	100
RayzeBio rights buy-out	92	—
Prothena opt-in license fee	80	55
Other	109	223
Acquired IPRD	$13,373	$913

Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $175 million or 2% primarily due to the lower amortization expense related to Revlimid, partially offset by higher amortization expense related to the intangible assets acquired through the RayzeBio acquisition during the first quarter of 2024.

Other (income)/expense, net

Other (income)/expense, net changed by $2.1 billion as discussed below.

	Year Ended December 31,
Dollars in millions	2024	2023
Interest expense	$1,947	$1,166
Royalty income - divestitures	(1,104)	(862)
Royalty and licensing income	(736)	(1,488)
Provision for restructuring	635	365
Investment income	(478)	(449)
Integration expenses	284	242
Litigation and other settlements	84	(390)
Acquisition expense	50	32
Intangible asset impairment	47	29
Equity investment losses/(gains), net	(16)	160
Divestiture losses/(gains)	15	—
Other	165	37
Other (income)/expense, net	$893	$(1,158)

•Interest expense increased due to higher debt outstanding in connection with the issuance of the 2024 Senior Unsecured Notes. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. Financing Arrangements” for further information.
•Royalty income decreased in 2024 primarily due to lower royalty rates for Keytruda* starting in 2024, partially offset by higher royalties from diabetes business divestitures in 2024. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including plans discussed further in “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring.” Integration expenses includes costs incurred in connection with Celgene and other acquisitions.
•Litigation and other settlements includes amounts related to pricing, sales and promotional practices disputes and securities litigation matters, partially offset by income from the Eisai collaboration termination in 2024. Refer to "Item 8. Financial Statements and Supplementary Data—Note 5. Other (Income)/Expense, Net." Litigation and other settlements in 2023 include $384 million of income related to the AZ settlement and $400 million of income related to the Nimbus' TYK2 program change of control provision, partially offset by $322 million expense recorded in connection with the BeiGene settlement.

•Equity investments generated gains in 2024 compared to losses in 2023 primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Other in 2024 includes pension settlement charges of $119 million, related to the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income pension plan.

Income Taxes

	Year Ended December 31,
Dollars in millions	2024	2023
(Loss)/Earnings before income taxes	$(8,379)	$8,440
Income tax provision	554	400
Effective tax rate	(6.6)%	4.7%

Impact of specified items	63.4%	10.0%
Effective tax rate excluding specified items	56.8%	14.7%

The effective tax rate for 2024 was primarily impacted by (i) a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna, (ii) jurisdictional earnings mix, including amortization of acquired intangible assets, (iii) impacts of impairments of intangible assets, and (iv) a release of income tax reserves of $644 million related to the resolution of Celgene's 2017-2019 IRS audit. Excluding the impact of specified items, the effective tax rate was impacted by the aforementioned Karuna non-tax deductible charge and jurisdictional earnings mix.

The effective tax rate for 2023 was primarily impacted by (i) a $656 million deferred income tax benefit following the receipt of a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments, (ii) higher tax benefits attributed to foreign currency on net operating loss and other carryforwards, and (iii) a $193 million valuation allowance reversal related to unrealized equity investment losses. Excluding the impact of specified items, the effective tax rate was impacted by revised guidance regarding deductibility of certain research and development expenses which reduced income taxes attributable to 2023 pre-tax income by approximately $160 million and was the primary reason for a $240 million reduction to previously estimated income taxes for 2022 upon finalization of the U.S. Federal income tax return.

Refer to “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” for additional information.

In December 2022, the EU member states unanimously voted to adopt a Directive implementing the Pillar Two (global minimum tax) rules giving member states until December 31, 2023 to implement the Directive into national legislation. Certain jurisdictions in which we operate, under the OECD/G20 Inclusive Framework, have enacted legislation that adopts a subset of such rules effective January 1, 2024, with the remaining rules becoming effective January 1, 2025. These rules and associated legislative changes may significantly impact our tax provision and results of operations.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), (xi) income resulting from the change in control of the Nimbus TYK2 Program and (xii) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from a non-U.S. tax ruling regarding the deductibility of a statutory impairment of subsidiary investments and release of income tax reserves relating to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on February 6, 2025 and are incorporated herein by reference.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in millions	2024	2023
Inventory purchase price accounting adjustments	$47	$84
Intangible asset impairment	1,839	27
Site exit and other costs	133	64
Cost of products sold	2,019	175

Acquisition related charges(a)	372	—
Site exit and other costs	50	94
Marketing, selling and administrative	422	94

IPRD impairments	980	80
Priority review voucher	—	95
Acquisition related charges(a)	348	—
Site exit and other costs	49	12
Research and development	1,377	187

Amortization of acquired intangible assets	8,872	9,047

Interest expense(b)	(49)	(52)
Litigation and other settlements	61	(397)
Provision for restructuring	635	365
Integration expenses	284	242
Equity investment (gains)/losses	(18)	152
Divestiture losses	15	—
Other	217	55
Other (income)/expense, net	1,145	365

Increase to pretax income	13,835	9,868

Income taxes on items above	(2,045)	(1,639)
Income tax reserve releases	(502)	—
Income taxes attributed to non-U.S. tax ruling	—	(656)
Income taxes	(2,547)	(2,295)

Increase to net earnings	$11,288	$7,573
(a) Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b) Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in millions, except per share data	2024	2023
Net (loss)/earnings attributable to BMS
GAAP	$(8,948)	$8,025
Specified Items	11,288	7,573
Non-GAAP	$2,340	$15,598

Weighted-average common shares outstanding – diluted – GAAP	2,027	2,078
Incremental shares attributable to share-based compensation plans	5	—
Weighted-average common shares outstanding – diluted – Non-GAAP	2,032	2,078

Diluted (loss)/earnings per share attributable to BMS
GAAP	$(4.41)	$3.86
Specified items	5.56	3.65
Non-GAAP	$1.15	$7.51

Financial Position, Liquidity and Capital Resources

Our net debt position was as follows:

	December 31,
Dollars in millions	2024	2023
Cash and cash equivalents	$10,346	$11,464
Marketable debt securities – current	513	816
Marketable debt securities – non-current	320	364
Total cash, cash equivalents and marketable debt securities	11,179	12,644
Short-term debt obligations	(2,046)	(3,119)
Long-term debt	(47,603)	(36,653)
Net debt position	$(38,470)	$(27,128)

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

We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations in the next few years, and, if required, from the issuance of commercial paper, will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, repurchase of common stock, and debt maturities of approximately $14.0 billion through 2029, as well as any debt repurchases through redemptions or tender offers.

In 2024, we issued the 2024 Senior Unsecured Notes in an aggregate principal amount of $13.0 billion with proceeds, net of discount and loan issuance costs, of $12.9 billion. The proceeds from the 2024 Senior Unsecured Notes were used to partially fund the acquisitions of RayzeBio and Karuna, and the remaining net proceeds were used for general corporate purposes. In connection with the issuance of the 2024 Senior Unsecured Notes, we terminated the $10.0 billion 364-day senior unsecured delayed draw term loan facility entered in February 2024 to provide bridge financing for the RayzeBio and Karuna acquisitions. For more information on planned acquisitions, refer to “Item 8. Financial Statements and Supplementary Data — Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” and refer to “Item 8. Financial Statements and Supplementary Data —Note 10. Financing Arrangements” for further information.

We have a share repurchase program, authorized by our Board of Directors, allowing for repurchases of BMS common stock shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares nor does it have a specific expiration date and may be suspended or discontinued at any time. In 2023, we repurchased approximately 87 million shares of our common stock for $5.2 billion, including approximately 70 million shares for $4.0 billion through our ASR agreements. In December 2023, the Board of Directors approved an increase of $3.0 billion to the share repurchase authorization for BMS's common stock. The remaining share repurchase capacity under the BMS share repurchase program was $5.0 billion as of December 31, 2024. There were no share repurchases in 2024. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for additional information.

Dividend payments were $4.9 billion in 2024 and $4.7 billion in 2023. Dividend paid per common share was $0.60 during each quarter of 2024. Dividends are authorized on a quarterly basis by our Board of Directors.

As of December 31, 2024, we had a five-year $5.0 billion revolving credit facility expiring in January 2029, which is extendable annually by one year with the consent of the lenders. In January 2025, we extended the credit facility to January 2030. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under any revolving credit facility as of December 31, 2024 or 2023.

As of December 31, 2024, under our commercial paper program, we could issue up to $7.0 billion of unsecured notes, with maturities of not more than 365 days from the date of issuance. Of this amount, $3.0 billion was issued and repaid during 2024. In January 2025, the maximum amount of commercial paper that could be issued was reduced to $5.0 billion following the expiration of the aforementioned $2.0 billion 364-day revolving credit facility.

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

Capital Expenditures

Annual capital expenditures were approximately $1.2 billion in 2024, $1.1 billion in 2023 and 2022 and are expected to be approximately $1.5 billion in 2025. We continue to make capital expenditures in connection with the expansion of our cell therapy and other manufacturing capabilities, research and development and other facility-related activities.

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

We are committed to an aggregate $17.2 billion of potential contingent future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $5.8 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $11.4 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $16.2 billion that we would be obligated to pay upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.

We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Credit Ratings

Our current long-term and short-term credit ratings assigned by Moody’s Investors Service are A2 and Prime-1, respectively, with a stable long-term credit outlook. Our current long-term and short-term credit ratings assigned by Standard & Poor’s are A and A-1, respectively, with a stable long-term credit outlook. The long-term ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies’ opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in millions	2024	2023
Cash flow provided by/(used in):
Operating activities	$15,190	$13,860
Investing activities	(21,352)	(2,295)
Financing activities	5,127	(9,416)

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

The $1.3 billion increase in cash flow provided by operating activities compared to 2023, was primarily due to higher customer collections, net of rebates, discounts, and alliance payments ($3.4 billion) and lower income tax payments ($450 million), partially offset by higher acquisition-related payments, including cash settlement of unvested stock awards ($1.0 billion), and higher interest expense payments on debt ($600 million), as well as timing of payments in the ordinary course of business.

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

The $19.1 billion increase in cash flow used in investing activities compared to 2023 was due to payments for the Mirati, RayzeBio and Karuna acquisitions and SystImmune collaboration of $20.7 billion, partially offset by changes in the amount of marketable debt securities held of $1.4 billion.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings, as well as proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $14.5 billion change in cash provided by financing activities compared to 2023 was primarily due to higher net borrowings of $9.6 billion used primarily to fund our acquisitions and share repurchases of $5.2 billion in 2023.

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

We maintain DSAs with our U.S. pharmaceutical wholesalers and specialty distributors, which account for approximately 89% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 85% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

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

In the U.S. and some other countries, customers are offered cash discounts as an incentive for prompt payment on certain products, approximating 2% of the invoiced sales price. Accounts receivable is reduced for the estimated amount of cash discount at the time of sale and the discount is typically taken by the customer within one month.

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

Rebates and discounts are offered to managed healthcare organizations in the U.S. managing prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit. Through December 31, 2024, we paid a 70% point of service discount to CMS when the Medicare Part D beneficiaries are in the coverage gap. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

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

Impairment and Amortization of Long-lived Assets, including Goodwill and Other Intangible Assets

Long-lived assets include intangible assets and property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or at least annually for Goodwill and IPRD. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include changes in competitive landscape, earlier than expected loss of market exclusivity, pricing reductions, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval for initial or follow on indications and unanticipated development costs, inability to achieve expected synergies resulting from cost savings and avoidance, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. If the carrying value of long-lived assets exceeds its fair value, then the asset is written-down to its fair value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The estimated useful lives of long-lived assets are subjective and require significant judgment regarding patent lives, future plans and external market factors. Long-lived assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of depreciation or amortization. Impairment charges included in Cost of products sold, Research and development, and Other (income)/expense, net were $2.9 billion in 2024, $136 million in 2023 and $101 million in 2022. Refer to “Item 8. Financial Statements and Supplementary Data—Note 15. Goodwill and Other Intangible Assets” for further discussion and analysis of these impairment charges.

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $8.4 billion at December 31, 2024 (net of valuation allowance of $929 million) and $7.3 billion at December 31, 2023 (net of valuation allowance of $764 million).

The U.S. federal net operating loss carryforwards were $2.0 billion at December 31, 2024. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2024. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2024 (certain amounts have unlimited lives).

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

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years if regulatory approvals are obtained and products are successfully commercialized. The following are the late-stage new indication developments in our marketed products, as well as developments in our late-stage pipeline:

Product	Indication	Date	Developments

Abecma	Multiple Myeloma	September 2024
Announced the discontinuation of enrollment in the Phase III KarMMa-9 study investigating Abecma with lenalidomide maintenance versus lenalidomide maintenance alone in patients with newly diagnosed multiple myeloma who have suboptimal response after autologous stem cell transplant.

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
Announced that Japan’s Ministry of Health, Labour and Welfare granted manufacturing and marketing approval for Augtyro for the treatment of patients with ROS1 fusion-positive, unresectable advanced or recurrent NSCLC. This approval is based on results from the Phase I/II TRIDENT-1 trial.

	NSCLC and Solid Tumor	January 2025
Announced EC approval of Augtyro as a treatment for ROS1 TKI-naïve and –pre-treated adult patients with ROS1-positive advanced NSCLC and for the treatment of adult and pediatric patients 12 years of age and older with advanced solid tumors expressing a NTRK gene fusion, and who have received a prior NTRK inhibitor, or have not received a prior NTRK inhibitor and treatment options not targeting NTRK provide limited clinical benefit, or have been exhausted. The approval is based on results from the TRIDENT-1 and CARE trials.

	Solid Tumor	June 2024
Announced FDA accelerated approval of Augtyro for the treatment of adult and pediatric patients 12 years of age and older with solid tumors that have a neurotrophic tyrosine receptor kinase gene fusion, are locally advanced or metastatic or where surgical resection is likely to result in severe morbidity, and have progressed following treatment or have no satisfactory alternative therapy. This approval is based on results from the Phase I/II TRIDENT-1 study.

Product	Indication	Date	Developments

Breyanzi	Follicular Lymphoma (FL)	January 2025
The CHMP of the EMA recommended approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL who have received two or more prior lines of systemic therapy. The CHMP recommendation will now be reviewed by the EC and is based on the Phase II TRANSCEND study.

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

June 2024
Announced data from a bridging therapy subgroup analysis of the Phase II TRANSCEND FL trial evaluating Breyanzi in second-line plus relapsed or refractory follicular lymphoma show consistent efficacy with high response rates and a consistent safety profile regardless of receiving prior bridging therapy.

May 2024
Announced FDA accelerated approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL who have received at least two prior lines of systemic therapy. This accelerated approval is based on results from the Phase II TRANSCEND FL study.

	Large B-Cell Lymphoma	June 2024	Announced that three-year follow-up results from the Phase III TRANSFORM trial demonstrated ongoing event-free survival and durable responses with Breyanzi compared to the standard of care.
	Leukemia	March 2024
Announced accelerated FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory CLL or SLL who have received at least two prior lines of therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor. The approval is based on the Phase I/II open-label, single-arm TRANSCEND CLL 004 trial.

	Mantle Cell Lymphoma	June 2024
Announced results from a subgroup analysis from mantle cell lymphoma cohort of the Phase I TRANSCEND NHL 001 trial show Breyanzi demonstrated consistent clinical benefit regardless of number of prior lines of therapy.

May 2024
Announced FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory mantle cell lymphoma who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor. This approval is based on results from the MCL cohort of the Phase I TRANSCEND NHL 001 study.

	Marginal Zone Lymphoma	February 2025
Announced positive topline results from the Phase II TRANSCEND FL trial evaluating Breyanzi in adult patients with relapsed or refractory indolent B-cell non-Hodgkin lymphoma, in which the trial met its primary endpoint of overall response rate in the marginal zone lymphoma cohort. The trial also met the key secondary endpoint of complete response rate.

Camzyos	oHCM	February 2024
In EU, following an opinion from the CHMP of the EMA, Camzyos received a label update to reduce the frequency of required echocardiography monitoring once a patient treated for oHCM is on a stable dose. In addition, the company has an April PDUFA goal date from the FDA in the same setting.

September 2024
Announced new long-term follow-up results from the EXPLORER-LTE cohort of the MAVA-Long-Term Extension study evaluating Camzyos in adult patients with New York Heart Association (NYHA) class II-III symptomatic oHCM demonstrating that patients experienced consistent and sustained improvements in echocardiographic measures and biomarkers after up to 3.5 years of continuous treatment. Patients experienced an improvement in symptoms and functional capacity as measured by NYHA class and patient-reported outcomes. The safety profile of Camzyos for up to 3.5 years remained consistent with the established safety profile and no new safety signals were identified.

July 2024
Announced that the Japanese New Drug Application for Camzyos was accepted by the Pharmaceuticals and Medical Devices Agency for the treatment of oHCM. This filing is based on results from the global Phase III EXPLORER-HCM and Phase III VALOR-HCM trials, as well as the Japan Phase III HORIZON-HCM study.

Product	Indication	Date	Developments

cendakimab	Eosinophilic Esophagitis	July 2024
Announced that the results from the Phase III trial evaluating the efficacy and safety of cendakimab in patients with eosinophilic esophagitis met both co-primary endpoints, demonstrating statistically significant reductions versus placebo in symptoms (dysphagia days) and esophageal eosinophil counts after 24 weeks of treatment. The overall safety profile of cendakimab through 48 weeks of treatment in the Phase III trial was consistent with previously reported eosinophilic esophagitis Phase II trial results, and no new safety signals were identified.

Cobenfy	Schizophrenia	October 2024
Announced new long-term data from the Phase III EMERGENT-4 and EMERGENT-5 trials evaluating the long-term efficacy, safety, and tolerability of Cobenfy in adults with schizophrenia over 52 weeks of treatment. Treatment with Cobenfy led to improvements in symptoms of schizophrenia across all efficacy measures, including the Positive and Negative Syndrome Scale (PANSS) total scores at 52 weeks, at which 30% of participants had a ≥30% reduction from baseline, confirming maintenance of effect with long-term treatment. Long-term treatment with Cobenfy was generally well tolerated, with no new safety or tolerability issues emerging.

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
Announced that the Japanese New Drug Application for Inrebic has been submitted to the Pharmaceuticals and Medical Devices Agency for the treatment of myelofibrosis (MF). This filing is based on results from the global Phase III EFC12153 (Jakarta) study for 1L MF, the global Phase II ARD12181 (Jakarta-2) study for 2L MF, and the Japan Phase I/II FEDR-MF-003 study.

Krazati	Colorectal Cancer	June 2024
Announced FDA accelerated approval for Krazati in combination with cetuximab as a targeted treatment option for adult patients with KRASG12C-mutated locally advanced or metastatic colorectal cancer, as determined by an FDA-approved test, who have received prior treatment with fluoropyrimidine-oxaliplatin- and irinotecan-based chemotherapy. This accelerated approval is based on results from the Phase I/II KRYSTAL-1 study.

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

	NSCLC	June 2024
Announced that the results from the Phase III KRYSTAL-12 study evaluating Krazati compared to standard of care chemotherapy in patients with locally advanced or metastatic KRASG12C -mutated NSCLC who had previously received platinum-based chemotherapy, concurrently or sequentially with anti-PD-(L)1 therapy, demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS), the study’s primary endpoint. The KRYSTAL-12 study remains ongoing to assess the additional key secondary endpoint of overall survival.

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
Announced FDA approval of Opdivo for the treatment of adult patients with resectable (tumors ≥ 4cm or nod positive) NSCLC and no known epidermal growth factor receptor mutations or anaplastic lymphoma kinase rearrangements, for neoadjuvant treatment, in combination with platinum-doublet chemotherapy, followed by single-agent Opdivo as adjuvant treatment after surgery. The approval is based on results from the Phase III CheckMate -77T trial.

June 2024
Announced that the four-year survival data from the Phase III CheckMate -816 trial demonstrated that at a median follow up of 57.6 months, neoadjuvant Opdivo with chemotherapy continued to improve event-free survival versus chemotherapy alone.

June 2024
Announced that an exploratory analysis from the Phase III CheckMate -77T study of perioperative Opdivo showed improved event-free survival and pathologic complete response in stage III resectable NSCLC patients regardless of nodal status.

	Renal Cell Carcinoma	January 2024
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

	Urothelial Carcinoma	December 2024
Announced that Japan's Ministry of Health, Labour and Welfare granted supplemental approval for Opdivo in combination with cisplatin and gemcitabine for the first-line treatment of adult patients with radically unresectable urothelial carcinoma. The approval is based on the results from the Phase III CheckMate -901 trial.

May 2024
Announced EC approval of Opdivo in combination with cisplatin and gemcitabine for the first-line treatment of adult patients with unresectable or metastatic urothelial carcinoma. The approval is based on the results from the Phase III CheckMate -901 trial.

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

Opdivo Qvantig	Multiple Indications	December 2024
Announced FDA approval of Opdivo Qvantig injection for subcutaneous use in most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib. The approval is based on results from the Phase III CheckMate -67T trial, which demonstrated non-inferior co-primary pharmacokinetic exposures, similar efficacy in overall response rate, and showed a comparable safety profile vs. intravenous Opdivo.

June 2024
Announced EMA validation of the extension application to introduce a new route of administration (subcutaneous use) for Opdivo (nivolumab) that includes a new pharmaceutical form (solution for injection) and a new strength (600 mg/vial) across multiple previously approved adult solid tumor indications as monotherapy, monotherapy maintenance following completion of nivolumab plus ipilimumab combination therapy, or in combination with chemotherapy or cabozantinib, based on the results from the Phase III CheckMate -67T study.

Opdivo + Yervoy	Colorectal Cancer	January 2025
Announced that new results from the Phase III CheckMate -8HW trial evaluating Opdivo plus Yervoy versus Opdivo monotherapy across all lines of therapy, including first line, for the treatment of microsatellite instability-high or mismatch repair deficient metastatic colorectal cancer showed that at a median follow-up of 47 months, Opdivo plus Yervoy provided a statistically significant and clinically meaningful improvement in the dual primary endpoint of PFS compared to Opdivo monotherapy, demonstrating a 38% reduction in the risk of disease progression or death.

Product	Indication	Date	Developments

Opdivo + Yervoy	Colorectal Cancer	December 2024
Announced EC approval of Opdivo plus Yervoy for the first-line treatment of adult patients with microsatellite instability-high or mismatch repair deficient unresectable or metastatic colorectal cancer. The approval is based on results from the Phase III CheckMate -8HW trial, in which Opdivo plus Yervoy demonstrated a statistically significant and clinically meaningful improvement in the dual primary endpoint of progression-free survival and reduced the risk of disease progression or death by 79% compared to the investigator’s choice of chemotherapy as assessed by Blinded Independent Central Review.

October 2024
Announced that the Phase III CheckMate -8HW trial evaluating Opdivo plus Yervoy compared to Opdivo monotherapy across all lines of therapy as a treatment for patients with microsatellite instability-high or mismatch repair deficient metastatic colorectal cancer met the dual primary endpoint of progression-free survival as assessed by Blinded Independent Central Review at a pre-specified interim analysis. Previously, Opdivo plus Yervoy demonstrated a statistically significant and clinically meaningful improvement in PFS compared to chemotherapy.

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

September 2024
Announced that the supplemental Japanese New Drug Application for Opdivo plus Yervoy was accepted by the Pharmaceuticals and Medical Devices Agency for the treatment of unresectable advanced or recurrent colorectal cancer with frequent microsatellite instability. This filing is based on results from the Phase III CheckMate -8HW study.

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

	HCC	January 2025
The CHMP of the EMA recommended approval of Opdivo + Yervoy for the first-line treatment of adult patients with unresectable or advanced hepatocellular carcinoma. The CHMP recommendation is based on results of the Phase III CheckMate -9DW trial and will now be reviewed by the EC, which has the authority to approve medicines for the EU.

August 2024
Announced FDA acceptance of the supplemental BLA for Opdivo plus Yervoy as a potential first-line treatment for adult patients with unresectable hepatocellular carcinoma. The acceptance is based on results from the Phase III CheckMate -9DW trial. The FDA assigned a PDUFA goal date of April 21, 2025.

August 2024
Announced that the supplemental Japanese New Drug Application for Opdivo plus Yervoy was accepted by the Pharmaceuticals and Medical Devices Agency for the treatment of unresectable first line hepatocellular carcinoma. This filing is based on results from the Phase III CheckMate -9DW study.

July 2024
Announced EMA validation of the Type II variation application for Opdivo plus Yervoy as a potential first-line treatment option for adult patients with unresectable or advanced HCC who have not received prior systemic therapy. The application was based on results from the Phase III CheckMate -9DW trial.

June 2024
Announced that the results from the Phase III CheckMate -9DW trial showed the dual immunotherapy combination of Opdivo plus Yervoy meaningfully improved overall survival, the trial’s primary endpoint, compared to investigator’s choice of lenvatinib or sorafenib as a first-line treatment for patients with unresectable hepatocellular carcinoma. The results also demonstrated a statistically significant and clinically meaningful improvement in the key secondary endpoint of objective response rate.

Product	Indication	Date	Developments

Opdivo + Yervoy	HCC	March 2024
Announced that Phase III CheckMate -9DW trial evaluating Opdivo plus Yervoy as a first-line treatment for patients with advanced hepatocellular carcinoma who have not received a prior systemic therapy met its primary endpoint of improved overall survival compared to investigator’s choice of sorafenib or lenvatinib at a pre-specified interim analysis.

	Melanoma	September 2024
Announced 10-year follow-up data from the Phase III CheckMate -067 trial that showed continued durable improvement in survival with first-line Opdivo plus Yervoy therapy and Opdivo monotherapy, versus Yervoy alone, in patients with previously untreated advanced or metastatic melanoma. With a minimum follow up of 10 years, median overall survival was 71.9 months with Opdivo plus Yervoy, the longest reported median overall survival in a Phase III advanced melanoma trial.

	NSCLC	June 2024
Announced that the five-year follow-up results from the Phase III CheckMate -9LA trial showed durable, long-term survival benefits with Opdivo plus Yervoy combined with two cycles of chemotherapy compared to chemotherapy alone as a first-line treatment in patients with metastatic NSCLC.

		May 2024	Announced that the Phase III CheckMate -73L trial did not meet its primary endpoint of progression-free survival in unresectable, locally advanced stage III NSCLC.
	Renal Cell Carcinoma	January 2024
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

Sotyktu	Plaque Psoriasis	December 2024
Announced positive topline results from the pivotal Phase III POETYK PsA-1 and POETYK PsA-2 trials evaluating efficacy and safety of Sotyktu in adults with PsA. Both trials met their primary endpoint, with a significantly greater proportion of Sotyktu-treated patients achieving ACR20 response (at least a 20 percent improvement in signs and symptoms of disease) after 16 weeks of treatment compared with placebo. Additionally, both trials met important secondary endpoints across PsA disease activity at Week 16. The overall safety profile of Sotyktu through 16 weeks of treatment in both trials was consistent with the established safety profile of Sotyktu observed in a Phase II PsA clinical trial and Phase III moderate-to-severe plaque psoriasis clinical trials.

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

Product	Indication	Date	Developments

Zeposia	Crohn's Disease	March 2024
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

	MS	September 2024
Announced data from the Phase III DAYBREAK trial which demonstrated that decreased rates of brain volume loss were sustained in the open-label extension for patients treated with Zeposia for relapsing forms of MS. A separate DAYBREAK OLE safety analysis demonstrated declining or stable incidence rates of treatment-emergent adverse events, with relatively low rates of infections, serious infections and opportunistic infections over more than eight years of treatment with Zeposia.

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

	UC	December 2024
Announced that Japan's Ministry of Health, Labour and Welfare granted manufacturing and marketing approval for Zeposia for the treatment of moderate to severe ulcerative colitis in patients who have had an inadequate response to conventional therapies. The approval is based on results from the Japanese Phase II/III RPC01-3013 study.

Special Note Regarding Forward-Looking Statements

This 2024 Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this 2024 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe that we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this 2024 Form 10-K not to occur. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise after the date of this 2024 Form 10-K.

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

Foreign Exchange Risk

Significant amounts of our revenues, earnings and cash flow are exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the euro and Japanese yen. Foreign currency forward and purchased local currency put option contracts are used to manage risk primarily arising from certain intercompany sales, third party sales and purchases transactions.
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

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange contracts by $455 million and $409 million as of December 31, 2024 and December 31, 2023, respectively, reducing earnings over the remaining life of the contracts.

Cross-currency swap contracts are used to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would increase the fair value of cross-currency swap contracts by $49 million as of December 31, 2024 and increase by $46 million as of December 31, 2023, respectively.

For additional information, refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We use cross-currency swap contracts designated to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. The fair values of these contracts as well as our marketable debt securities are analyzed at year-end to determine their sensitivity to interest rate changes. In this sensitivity analysis, if there was a 1% increase in short-term or long-term interest rates as of December 31, 2024 and December 31, 2023, the expected adverse impact on our earnings would not be material.

We estimate that an increase of 1% in long-term interest rates as of December 31, 2024 and December 31, 2023 would decrease the fair value of long-term debt by $3.6 billion and $3.0 billion, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data

	Year Ended December 31,
	2024	2023	2022
Net product sales	$46,778	$43,778	$44,671
Alliance and other revenues	1,522	1,228	1,488
Total Revenues	48,300	45,006	46,159

Cost of products sold(a)	13,968	10,693	10,137
Marketing, selling and administrative	8,414	7,772	7,814
Research and development	11,159	9,299	9,509
Acquired IPRD	13,373	913	815
Amortization of acquired intangible assets	8,872	9,047	9,595
Other (income)/expense, net	893	(1,158)	576
Total Expenses	56,679	36,566	38,446

(Loss)/earnings before income taxes	(8,379)	8,440	7,713
Income tax provision	554	400	1,368
Net (loss)/earnings	(8,933)	8,040	6,345
Noncontrolling Interest	15	15	18
Net (loss)/earnings attributable to BMS	$(8,948)	$8,025	$6,327

(Loss)/Earnings per common share:
Basic	$(4.41)	$3.88	$2.97
Diluted	(4.41)	3.86	2.95
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
Dollars in millions

	Year Ended December 31,
	2024	2023	2022
Net (loss)/earnings	$(8,933)	$8,040	$6,345
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	374	(230)	54
Pension and postretirement benefits	90	(115)	145
Marketable debt securities	—	2	(2)
Foreign currency translation	(156)	78	(210)
Total other comprehensive income/(loss)	308	(265)	(13)

Comprehensive (loss)/income	(8,625)	7,775	6,332
Comprehensive income attributable to noncontrolling interest	15	15	18
Comprehensive (loss)/income attributable to BMS	$(8,640)	$7,760	$6,314
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions, except share and per share data

	December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$10,346	$11,464
Marketable debt securities	513	816
Receivables	10,747	10,921
Inventories	2,557	2,662
Other current assets	5,617	5,907
Total Current assets	29,780	31,770
Property, plant and equipment	7,136	6,646
Goodwill	21,719	21,169
Other intangible assets	23,307	27,072
Deferred income taxes	4,236	2,768
Marketable debt securities	320	364
Other non-current assets	6,105	5,370
Total Assets	$92,603	$95,159

LIABILITIES
Current liabilities:
Short-term debt obligations	$2,046	$3,119
Accounts payable	3,602	3,259
Other current liabilities	18,126	15,884
Total Current liabilities	23,774	22,262
Deferred income taxes	369	338
Long-term debt	47,603	36,653
Other non-current liabilities	4,469	6,421
Total Liabilities	76,215	65,674

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 2,868 in 2024 and 2,953 in 2023, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.9 billion issued in 2024 and 2023	292	292
Capital in excess of par value of stock	46,024	45,684
Accumulated other comprehensive loss	(1,238)	(1,546)
Retained earnings	14,912	28,766
Less cost of treasury stock — 894 million common shares in 2024 and 902 million common shares in 2023	(43,655)	(43,766)
Total BMS Shareholders’ Equity	16,335	29,430
Noncontrolling interest	53	55
Total Equity	16,388	29,485
Total Liabilities and Equity	$92,603	$95,159
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net (loss)/earnings	$(8,933)	$8,040	$6,345
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities:
Depreciation and amortization, net	9,600	9,760	10,276
Deferred income taxes	(2,089)	(3,288)	(2,738)
Stock-based compensation	507	518	457
Impairment charges	2,963	255	179
Divestiture gains and royalties	(1,119)	(884)	(1,063)
Acquired IPRD	13,373	913	815
Equity investment (gains)/losses, net	(16)	160	801
Other adjustments	94	300	223
Changes in operating assets and liabilities:
Receivables	264	(995)	(663)
Inventories	(486)	(751)	(69)
Accounts payable	184	198	109
Rebates and discounts	1,484	904	427
Income taxes payable	(1,260)	(603)	(1,423)
Other	624	(667)	(610)
Net cash provided by operating activities	15,190	13,860	13,066
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	1,122	733	6,411
Purchase of marketable debt securities	(769)	(1,774)	(3,592)
Proceeds from sales of equity investments	265	215	218
Capital expenditures	(1,248)	(1,209)	(1,118)
Divestiture and other proceeds	1,099	909	1,305
Acquisition and other payments, net of cash acquired	(21,821)	(1,169)	(4,286)
Net cash used in investing activities	(21,352)	(2,295)	(1,062)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt obligations	2,987	—	—
Repayments of short-term debt obligations	(3,000)	—	—
Other short-term financing obligations, net	99	(120)	194
Proceeds from issuance of long-term debt	12,883	4,455	5,926
Repayments of long-term debt	(2,873)	(3,879)	(11,431)
Repurchase of common stock	—	(5,155)	(8,001)
Dividends	(4,863)	(4,744)	(4,634)
Stock option proceeds and other, net	(106)	27	984
Net cash provided by/(used in) financing activities	5,127	(9,416)	(16,962)
Effect of exchange rates on cash, cash equivalents and restricted cash	(137)	45	(33)
(Decrease)/increase in cash, cash equivalents and restricted cash	(1,172)	2,194	(4,991)
Cash, cash equivalents and restricted cash at beginning of period	11,519	9,325	14,316
Cash, cash equivalents and restricted cash at end of period	$10,347	$11,519	$9,325
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

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2024 Form 10-K for definitions of capitalized terms used throughout the document.

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

Business Segment Information

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Consistent with BMS’s operational structure, the Chief Executive Officer (“CEO”), as the chief operating decision maker, uses consolidated net income or loss as reported on the income statement when managing and allocating resources at the corporate level. Managing and allocating resources at the global corporate level enables the CEO to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or franchise basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. For further information on product and regional revenue, see “—Note 2. Revenue.”

The following table represents the significant segment expenses regularly provided to the CEO:

	Year ended December 31,
Dollars in millions	2024	2023	2022
Research (a)	$1,522	$1,557	$1,553
Drug Development (b)	4,495	3,835	3,824
Other (c)	5,142	3,907	4,132
Research and development	$11,159	$9,299	$9,509
(a)    Includes costs to support the discovery and development of new molecular entities through pre-clinical studies.
(b)    Includes costs to support clinical development of potential new products, including expansion of indications for existing products through Phase I, Phase II and Phase III clinical studies.
(c)    Includes costs to support manufacturing development of pre-approved products, medical support of marketed products, IPRD impairment charges, acquisition-related charges and proportionate allocations of enterprise-wide costs including facilities, information technology, and other appropriate costs.

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

If the assets acquired do not meet the definition of a business, primarily because no significant processes were acquired or substantially all of the relative fair value was allocated to a single asset, the transaction is accounted for as an asset acquisition rather than a business combination and no goodwill is recorded. In addition, in an asset acquisition, acquired in-process research and development ("IPRD") assets with no alternative future use are expensed to Acquired IPRD.

Goodwill and Other Intangible Assets

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

Finite-lived intangible assets, including acquired marketed product rights and R&D technology are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period assets are expected to contribute to future cash flows. Finite-lived intangible assets are tested for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. If the carrying value exceeds the projected undiscounted pretax cash flows of the intangible asset, an impairment loss equal to the excess of the carrying value over the estimated fair value (discounted after-tax cash flows) is recognized.

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

The Company's Acquired IPRD by type of transaction was as follows:

	Year ended December 31,
Dollars in millions	2024	2023	2022
Alliance (Note 3)	$880	$55	$100
Acquisitions (Note 4)	12,122	—	—
In-license and other arrangements (Note 4)	371	858	715
Acquired IPRD	$13,373	$913	$815

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred. Advertising and product promotion costs are included in Marketing, selling and administrative expenses and were $1.5 billion in 2024, $1.4 billion in 2023 and $1.3 billion in 2022.

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

Recently Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied on a retrospective basis. BMS adopted the new guidance for the annual period ending December 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance on income statement disclosures. The guidance aims to provide enhanced disclosures of income expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

Income Taxes

In December 2023, the FASB issued amended guidance on income tax disclosures. The guidance is intended to provide additional disaggregation to the effective income tax rate reconciliation and income tax payment disclosures. The amended guidance is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis. Early adoption is permitted.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Net product sales	$46,778	$43,778	$44,671
Alliance revenues	479	608	742
Other revenues	1,043	620	746
Total Revenues	$48,300	$45,006	$46,159

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

Gross revenue to the three largest pharmaceutical wholesalers in the U.S. as a percentage of U.S. gross revenues was as follows:

	Year Ended December 31,
	2024	2023	2022
McKesson Corporation	34%	33%	32%
Cencora, Inc.	29%	29%	25%
Cardinal Health, Inc.	22%	23%	21%

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

The following table summarizes GTN adjustments:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Gross product sales	$83,671	$73,679	$69,633
GTN adjustments(a)
Charge-backs and cash discounts	(11,510)	(9,144)	(7,469)
Medicaid and Medicare rebates	(16,551)	(13,411)	(11,362)
Other rebates, returns, discounts and adjustments	(8,832)	(7,346)	(6,131)
Total GTN adjustments	(36,893)	(29,901)	(24,962)
Net product sales	$46,778	$43,778	$44,671
(a)    Includes reductions of provisions for product sales made in prior periods resulting from changes in estimates of $159 million in 2024, $134 million in 2023, and $229 million in 2022.

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

The following table summarizes the disaggregation of revenue by product and region:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Growth Portfolio
Opdivo	$9,304	$9,009	$8,249
Orencia	3,682	3,601	3,464
Yervoy	2,530	2,238	2,131
Reblozyl	1,773	1,008	717
Opdualag	928	627	252
Breyanzi	747	364	182
Camzyos	602	231	24
Zeposia	566	434	250
Abecma	406	472	388
Sotyktu	246	170	8
Krazati	126	—	—
Augtyro	38	1	—
Cobenfy	10	—	—
Other Growth products(a)	1,605	1,211	1,092
Total Growth Portfolio	22,563	19,366	16,757
Legacy Portfolio
Eliquis	13,333	12,206	11,789
Revlimid	5,773	6,097	9,978
Pomalyst/Imnovid	3,545	3,441	3,497
Sprycel	1,286	1,930	2,165
Abraxane	875	1,004	811
Other Legacy products(b)	925	962	1,162
Total Legacy Portfolio	25,737	25,640	29,402
Total Revenues	$48,300	$45,006	$46,159

United States	34,105	31,210	31,500
International	13,199	13,097	13,825
Other(c)	996	699	834
Total Revenues	$48,300	$45,006	$46,159
(a)    Includes Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)    Other revenues include alliance-related revenues for products not sold by BMS's regional commercial organizations.

Beginning in 2024, Puerto Rico revenues are included in International revenues. Prior period amounts have been reclassified to conform to the current presentation.

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized under ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material in 2024, 2023 and 2022. Revenue recognized from performance obligations satisfied in prior periods was $797 million in 2024, $462 million in 2023, and $556 million in 2022 consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties from out-licensing arrangements.

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
•Royalties and contingent sales based milestones payable to BMS by license partners are presented in Alliance revenues
•Royalties and other contingent consideration payable to BMS by alliance partners related to the divestiture of such businesses are included in Other (income)/expense, net when earned.
•All payments between BMS and its alliance partners are presented in Cash Flows From Operating Activities except for upfront and developmental and regulatory milestone payments which are presented in Cash Flows From Investing Activities.

Selected financial information pertaining to alliances was as follows, including net product sales when BMS is the principal in the third-party customer sale for products subject to the alliance agreements. Expenses summarized below do not include all amounts attributed to the activities for the products in the alliance, but only the payments between the alliance partners or the related amortization if the payments were deferred or capitalized.

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Revenues from alliances:
Net product sales	$13,587	$12,543	$12,001
Alliance revenues	479	608	742
Total alliance revenues	$14,066	$13,151	$12,743

Payments to/(from) alliance partners:
Cost of products sold	$6,597	$6,067	$5,768
Marketing, selling and administrative	(295)	(263)	(223)
Research and development	237	137	49
Acquired IPRD	880	55	100
Other (income)/expense, net	(137)	(49)	(53)

	December 31,
Dollars in millions	2024	2023
Selected alliance balance sheet information:
Receivables – from alliance partners	$221	$233
Accounts payable – to alliance partners	1,578	1,394
Deferred income from alliances(a)	222	274
(a)    Includes unamortized upfront and milestone payments.

Specific information pertaining to significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the statements of earnings classification of and amounts attributable to payments between the parties. Significant developments and updates related to alliances during the year ended December 31, 2024 and 2023 are set forth below.

SystImmune

BMS and SystImmune, Inc. ("SystImmune") are parties to a global strategic collaboration for the co-development and co-commercialization of izalontamab brengitecan (iza-bren or BL-B01D1), a bispecific topoisomerase inhibitor-based antibody drug conjugate, which is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC and is also in development for breast cancer and other tumor types. BMS paid an upfront fee of $800 million, which was included in Acquired IPRD during the year ended December 31, 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones.

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Revenues from Pfizer alliance:
Net product sales	$13,187	$12,006	$11,488
Alliance revenues	146	200	301
Total revenues	$13,333	$12,206	$11,789

Payments to/(from) Pfizer:
Cost of products sold – profit sharing	6,419	5,833	5,604
Other (income)/expense, net – amortization of deferred income	(42)	(42)	(42)

Selected alliance balance sheet information:	December 31,
Dollars in millions	2024	2023
Receivables	$189	$169
Accounts payable	1,463	1,311
Deferred income	137	180

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Net product sales	$158	$180	$216
Alliance revenues	333	408	441
Total Revenues	$491	$588	$657

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo worldwide except in Japan, South Korea and Taiwan. Ono is entitled to receive royalties of 4% in North America and 15% in all territories excluding the three countries listed above, subject to customary adjustments. Ono will also receive royalties on the nivolumab component of Opdivo Qvantig and Opdualag consistent with the terms previously stated for Opdivo.

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

In 2021, the FDA approved Abecma for the treatment of relapsed or refractory multiple myeloma. Net product sales of Abecma in the U.S. were $242 million, $358 million and $297 million; and the related profit sharing costs were $43 million, $109 million and $49 million in 2024, 2023 and 2022, respectively. Cost reimbursements were not material.

Eisai

In 2024, BMS and Eisai agreed to end the global strategic collaboration for the co-development and co-commercialization of MORAb-202 due to the ongoing portfolio prioritization efforts within BMS. All rights and obligations for MORAb-202 were transferred to Eisai, and BMS is to receive $90 million as part of the termination, which was included in Other (income)/expense, net during the twelve months ended December 31, 2024, of which $85 million was received during the third quarter of 2024.

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

BMS acquired all of the issued and outstanding shares of Karuna's common stock for $330.00 per share in an all-cash transaction for total consideration of $14.0 billion, or $12.9 billion net of cash acquired. The acquisition was funded primarily with debt proceeds (see "—Note 10. Financing Arrangements" for further detail). The transaction was accounted for as an asset acquisition since Cobenfy represented substantially all of the fair value of the gross assets acquired. As a result, $12.1 billion was expensed to Acquired IPRD during the twelve months ended December 31, 2024.

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
(a)        Includes cash-settled unvested equity awards of $130 million expensed in Marketing, selling and administrative and $159 million expensed in Research and development during the twelve months ended December 31, 2024.

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
(a)    Includes cash settlement for unvested equity awards of $159 million expensed in Marketing, selling and administrative and $115 million expensed in Research and development during the twelve months ended December 31, 2024.

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

Mirati

On January 23, 2024, BMS acquired Mirati, a commercial stage targeted oncology company, obtaining the rights to commercialize lung cancer medicine Krazati, and to further develop several clinical assets, including PRMT5 Inhibitor. Krazati,a KRASG12C inhibitor, is FDA and EMA approved for second-line NSCLC and in clinical development with a PD-1 inhibitor for first-line NSCLC. It is also FDA approved for advanced or metastatic KRASG12C mutated colorectal cancer with cetuximab. In addition, PRMT5 Inhibitor is a potential first-in-class MTA-cooperative PRMT5 inhibitor, which is advancing to the next stage of development.

BMS acquired all of the issued and outstanding shares of Mirati's common stock for $58.00 per share in an all-cash transaction for a total consideration of $4.8 billion or $4.1 billion, net of cash acquired. Mirati stockholders also received one non-tradeable contingent value right (CVR) for each share of Mirati common stock held, potentially worth $12.00 per share in cash for a total value of approximately $1.0 billion. The payout of the contingent value right is subject to the FDA acceptance of an NDA for PRMT5 Inhibitor for the treatment of specific indications within seven years of the closing of the transaction. The acquisition was funded through a combination of cash on hand and debt proceeds (see "—Note 10. Financing Arrangements" for further detail).

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
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Marketing, selling and administrative and $54 million expensed in Research and development during twelve months ended December 31, 2024.

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

Orum

In 2023, BMS acquired the rights to Orum's ORM-6151 program, which is currently in Phase I clinical development. ORM-6151 is an anti-CD33 antibody-enabled GSPT1 degrader for the treatment of patients with acute myeloid leukemia or high-risk myelodysplastic syndromes. The consideration included an upfront payment of $100 million, as well as contingent development milestone payments up to $80 million. The upfront payment was expensed to Acquired IPRD.

Turning Point

In 2022, BMS acquired Turning Point for $4.1 billion of cash or $3.3 billion net of cash acquired. Turning Point was a clinical-stage precision oncology company with a pipeline of investigational medicines designed to target the common mutations and alterations that drive cancer growth. The acquisition provided BMS rights to Turning Point's lead asset, repotrectinib, and other clinical and pre-clinical stage assets. Repotrectinib was approved by the FDA in November 2023 and is marketed under the brand name Augtyro.

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

	Net Proceeds			Divestiture (Gains)/Losses			Royalty Income
Dollars in millions	2024	2023	2022	2024	2023	2022	2024	2023	2022
Diabetes business - royalties	$1,051	$846	$767	$—	$—	$—	$(1,097)	$(862)	$(810)
Mature products and other(a)	5	12	390	15	—	(211)	(7)	—	(22)
Total	$1,056	$858	$1,157	$15	$—	$(211)	$(1,104)	$(862)	$(832)
(a)    Year ended December 31, 2022 includes cash proceeds of $221 million and a divestiture gain of $211 million related to the sale of several mature products of Cheplapharm in 2022.

Diabetes Business

As part of its diabetes termination agreement with AstraZeneca, BMS receives tiered royalty payments ranging from 10% to 25% based on net sales through 2025. Royalties were $1.2 billion in 2024, $960 million in 2023 and $924 million in 2022.

In 2015 and 2017, BMS transferred a percentage of its future royalty rights on Amylin, Onglyza* and Farxiga* net product sales to third parties. As a result of these transfers, the royalty income associated with these products was reduced by $96 million in 2024, $98 million in 2023, and $114 million in 2022.

Licensing and Other Arrangements

Royalty and Licensing Income

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Keytruda* royalties	$(546)	$(1,186)	$(1,001)
Tecentriq* royalties	(47)	(107)	(93)
Contingent milestone income	(74)	(91)	(50)
Amortization of deferred income	(48)	(51)	(53)
Biohaven sublicense income	—	—	(55)
Other royalties	(21)	(53)	(31)
Total	$(736)	$(1,488)	$(1,283)

LianBio (mavacamten)

In October 2023, BMS reacquired the rights for mavacamten in China and certain other Asian territories from LianBio. The transaction resulted in a $445 million Acquired IPRD charge which included the cash transferred of $350 million and the carrying value of previously established License intangible asset.

Keytruda* Patent License Agreement

BMS and Ono are parties to a global patent license agreement with Merck related to Merck's PD-1 antibody Keytruda*. Under the agreement, Merck paid ongoing royalties on global sales of Keytruda* of 6.5% from January 1, 2023 through December 31, 2023 and is obligated to pay 2.5% from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively, after adjusting for each party's legal fees.

Tecentriq* Patent License Agreement

BMS and Ono are parties to a global patent license agreement with Roche Group related to Tecentriq*, Roche’s anti-PD-L1 antibody. Under the agreement, Roche is obligated to pay single-digit royalties on worldwide net sales of Tecentriq* through December 31, 2026. The royalties are shared between BMS and Ono consistent with existing agreements.

In-license and other arrangements

BioArctic

In December 2024, BMS entered into a global exclusive license agreement with BioArctic for its PyroGlutamate-amyloid-beta antibody program, including BAN1503 and BAN2803, whereof the latter includes BioArctic’s BrainTransporterTM technology, and is being studied for the treatment of Alzheimer's Disease. BMS will be responsible for development and commercialization worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. BioArctic has the option to co-commercialize in Denmark, Finland, Iceland, Norway, and Sweden. The transaction includes an upfront payment of $100 million, which will be expensed to Acquired IPRD during the first quarter in 2025. BioArctic is eligible to receive contingent development, regulatory and sales-based milestones up to $1.3 billion, as well as royalties on global net sales. The transaction is expected to close in the first half of 2025, subject to customary closing conditions, including receipt of regulatory approvals.

Immatics

In 2022, BMS obtained a global exclusive license to Immatics' TCR bispecific IMA401 program, which was being studied in oncology. BMS and Immatics collaborated on the development and BMS would be responsible for the commercialization of IMA401 worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. The transaction included an upfront payment of $150 million, which was expensed to Acquired IPRD in 2022. In December 2024, the global exclusive license that related to the IMA401 program was terminated and all rights reverted back to Immatics.

Dragonfly

In 2020, BMS obtained a global exclusive license to Dragonfly’s interleukin-12 ("IL-12") investigational immunotherapy program. In 2022, a Phase I development milestone for IL-12 was achieved, resulting in a $175 million payment to Dragonfly, which was expensed to Acquired IPRD. In 2023, the global exclusive license that related to Dragonfly’s IL-12 program was terminated and all rights reverted back to Dragonfly.

Other

In 2022, BMS amended the terms of a license arrangement and paid a third party $295 million to extinguish a future royalty obligation related to Camzyos (mavacamten), prior to its FDA approval in April 2022, resulting in an Acquired IPRD charge.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Interest expense	$1,947	$1,166	$1,232
Royalty income - divestitures (Note 4)	(1,104)	(862)	(832)
Royalty and licensing income (Note 4)	(736)	(1,488)	(1,283)
Provision for restructuring (Note 6)	635	365	75
Investment income	(478)	(449)	(171)
Integration expenses (Note 6)	284	242	440
Litigation and other settlements (a)	84	(390)	178
Acquisition expense	50	32	—
Intangible asset impairment	47	29	—
Equity investment (gains)/losses, net (Note 9)	(16)	160	801
Loss on debt redemption (Note 10)	—	—	266
Divestiture losses/(gains) (Note 4)	15	—	(211)
Other(b)	165	37	81
Other (income)/expense, net	$893	$(1,158)	$576
(a)    Includes $90 million of income related to the Eisai collaboration termination incurred in 2024.
(b)    Includes pension settlement charges of $119 million in 2024 incurred in connection with the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income pension plan.

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

AstraZeneca Settlement

In July 2023, BMS entered into an agreement with AstraZeneca to settle all outstanding claims between the parties in the CTLA-4 litigation and the two PD-L1 antibody litigations. AstraZeneca is to pay an aggregate of $560 million to BMS in four payments through September 2026, which is subject to sharing arrangements with Ono and Dana-Farber. BMS's share was approximately $418 million, of which the net present value of $384 million was reflected in Other (income)/expense in 2023.

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

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery, (ii) enhancing our commercial operating model, and (iii) establishing a more responsive manufacturing network. In 2025, BMS expanded the scope of activities supporting these key priorities. As a result, total charges for the 2023 Restructuring Plan are expected to be approximately $2.5 billion through 2027, with $1.0 billion incurred to date. The remaining charges consist primarily of employee termination costs and site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisitions of Celgene (2019), Turning Point (2022), Mirati (2024), RayzeBio (2024) and Karuna (2024). For these plans, the remaining charges of approximately $250 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
2023 Restructuring Plan	$603	$442	$—
Celgene and Other Acquisition Plans	528	335	520
Total charges	$1,131	$777	$520

Employee termination costs	$623	$350	$69
Other termination costs	12	15	6
Provision for restructuring	635	365	75
Integration expenses	284	242	440
Accelerated depreciation	76	42	5
Asset impairments	103	126	—
Other shutdown costs, net	33	2	—
Total charges	$1,131	$777	$520

Cost of products sold	$113	$64	$—
Marketing, selling and administrative	50	94	5
Research and development	49	12	—
Other (income)/expense, net	919	607	515
Total charges	$1,131	$777	$520

The following summarizes the charges and spending related to restructuring plan activities:

	Year Ended December 31,
Dollars in millions	2024	2023
Beginning balance	$188	$47
Provision for restructuring	635	365
Payments	(520)	(225)
Foreign currency translation and other	(6)	1
Ending balance	$297	$188

Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Current:
U.S.	$1,279	$2,745	$3,017
Non-U.S.	1,364	943	1,089
Total current	2,643	3,688	4,106
Deferred:
U.S.	(2,185)	(2,339)	(2,889)
Non-U.S.	96	(949)	151
Total deferred	(2,089)	(3,288)	(2,738)
Income tax provision	$554	$400	$1,368

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was as follows:

	% of Earnings Before Income Taxes
Dollars in millions	2024		2023		2022
(Loss)/Earnings before income taxes:
U.S.	$(14,893)		$2,624		$(140)
Non-U.S.	6,514		5,816		7,853
Total	(8,379)		8,440		7,713
U.S. statutory rate	(1,759)	21.0%	1,772	21.0%	1,620	21.0%
Nondeductible R&D charges	2,538	(30.3)%	—	—%	—	—%
GILTI, net of foreign derived intangible income deduction	501	(6.0)%	223	2.6%	634	8.2%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(302)	3.6%	(850)	(10.1)%	(416)	(5.4)%
Non-U.S. tax ruling	—	—%	(656)	(7.8)%	—	—%
Internal transfers of intangible and other assets	—	—%	—	—%	(93)	(1.2)%
U.S. Federal valuation allowance	46	(0.5)%	(171)	(2.0)%	58	0.8%
U.S. Federal, state and foreign contingent tax matters	(459)	5.5%	143	1.7%	(297)	(3.9)%
U.S. Federal research-based credits	(291)	3.5%	(243)	(2.9)%	(142)	(1.8)%
Charitable contributions of inventory	(36)	0.4%	(75)	(0.9)%	(94)	(1.2)%
Puerto Rico excise tax credit	—	—%	—	—%	(144)	(1.9)%
State and local taxes (net of valuation allowance)	(25)	0.3%	92	1.1%	103	1.3%
Foreign and other	341	(4.1)%	165	2.0%	139	1.8%
Income tax provision	$554	(6.6)%	$400	4.7%	$1,368	17.7%

Nondeductible R&D charges of $2.5 billion primarily relates to the impact of a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna.

GILTI, net of foreign derived intangible income deduction in 2023 includes a benefit of approximately $325 million due to the revised 2023 guidance regarding the deductibility of certain research and development expenses.

Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland includes the impact of earnings mix and a benefit from the impact of foreign currency on net operating loss and other carryforwards of $123 million in 2023.

The Non-U.S. tax ruling includes a $656 million deferred income tax benefit regarding the deductibility of a statutory impairment of subsidiary investments in 2023.

Internal transfers of intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition resulted in a tax benefit in 2022.

U.S. Federal valuation allowance includes a $193 million reversal related to unrealized equity investment losses in 2023.

U.S. Federal, state and foreign contingent tax matters include tax benefits related to lapse of statute and effectively settled contingent tax matters of $644 million in 2024 related to the resolution of Celgene's 2017-2019 IRS audit, $89 million in 2023 and $522 million in 2022.

U.S. Federal research-based credits includes credits both on research and development as well as orphan drug. The credits in 2024 include revised estimates upon finalization of prior year tax returns.

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

Deferred Taxes and Valuation Allowance

The components of deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in millions	2024	2023
Deferred tax assets
Foreign net operating loss and other carryforwards	$1,521	$2,017
State net operating loss and credit carryforwards	529	349
U.S. Federal capital loss, net operating loss and tax credit	695	249
Milestone payments and license fees	999	918
Capitalized research expenditures	3,886	2,682
Other	1,738	1,883
Total deferred tax assets	9,368	8,098
Valuation allowance	(929)	(764)
Deferred tax assets net of valuation allowance	$8,439	$7,334

Deferred tax liabilities
Acquired intangible assets	$(3,781)	$(4,052)
Goodwill and other	(791)	(852)
Total deferred tax liabilities	$(4,572)	$(4,904)

Deferred tax assets/(liabilities), net	$3,867	$2,430

Recognized as:
Deferred income taxes assets – non-current	$4,236	$2,768
Deferred income taxes liabilities – non-current	(369)	(338)
Total	$3,867	$2,430

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

The U.S. Federal net operating loss carryforwards were $2.0 billion at December 31, 2024. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2024. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2024 (certain amounts have unlimited lives).

At December 31, 2024, a valuation allowance of $929 million exists for the following items: $294 million primarily for foreign net operating loss and tax credit carryforwards, $453 million for state deferred tax assets including net operating loss and tax credit carryforwards and $182 million for U.S. Federal deferred tax assets including equity investment fair value adjustments and U.S. Federal net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Beginning balance	$764	$873	$1,056
Provision	242	(39)	213
Utilization	(182)	(54)	(68)
Foreign currency translation	(9)	(19)	(59)
Acquisitions/(dispositions)/(liquidations), net	113	—	(271)
Non-U.S. tax rate change	1	3	2
Ending balance	$929	$764	$873

In 2024, the valuation allowance increased as a result of the stock acquisitions of Mirati, Karuna and RayzeBio. In 2022 certain foreign net operating losses and related valuation allowances were utilized or eliminated as a result of internal legal entity restructurings.

Income tax payments were $3.9 billion in 2024, $4.3 billion in 2023 and $5.4 billion in 2022, including $799 million, $567 million and $339 million, respectively, for the transition tax following the TCJA enactment. The remaining amounts payable for the transition tax are $991 million in 2025 and $244 million in 2026.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (excluding interest and penalties):

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Beginning balance	$1,914	$1,766	$2,042
Gross additions to tax positions related to current year	68	38	53
Gross additions to tax positions related to prior years	64	145	137
Gross additions to tax positions assumed in acquisitions	113	—	15
Gross reductions to tax positions related to prior years	(670)	(5)	(381)
Settlements	(50)	(30)	(8)
Reductions to tax positions related to lapse of statute	(3)	(4)	(83)
Cumulative translation adjustment	(8)	4	(9)
Ending balance	$1,428	$1,914	$1,766

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,394	$1,872	$1,736
Accrued interest	507	434	332
Accrued penalties	19	23	25
Interest and penalties expense/(benefit)	89	110	(87)

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

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2024 could decrease in the range of approximately $360 million to $400 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that are subject to audit:

U.S.	2008 to 2012, 2016 to 2024
Canada	2012 to 2024
France	2020 to 2024
Germany	2015 to 2024
Italy	2018 to 2024
Japan	2023 to 2024
UK	2012 to 2024

Note 8. (LOSS)/EARNINGS PER SHARE

	Year Ended December 31,
Amounts in millions, except per share data	2024	2023	2022
Net (loss)/earnings attributable to BMS	$(8,948)	$8,025	$6,327

Weighted-average common shares outstanding - basic	2,027	2,069	2,130
Incremental shares attributable to share-based compensation plans	—	9	16
Weighted-average common shares outstanding - diluted	2,027	2,078	2,146

(Loss)/Earnings per common share
Basic	$(4.41)	$3.88	$2.97
Diluted	(4.41)	3.86	2.95

The total number of potential shares of common stock excluded from the diluted earnings per share computation because of the antidilutive impact was 38 million in 2024 and not material in 2023 and 2022.

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

Level 2 inputs utilize observable prices for similar instruments and quoted prices for identical or similar instruments in non-active markets. Additionally, certain corporate debt securities utilize a third-party matrix pricing model using significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities valued at the respective NAV of the underlying investments. Level 2 derivative instruments are valued using SOFR yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from volatility in underlying foreign currencies and underlying interest rates driven by market conditions and the duration of the contract. The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of December 31, 2024 and 2023.

Level 3 unobservable inputs are used when little or no market data is available. Level 3 financial liabilities consist of other acquisition related contingent consideration and success payments related to undeveloped product rights.

There were no transfers in and/out of the Level 3 during the year ended December 31, 2024.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2024			December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$6,559	$—	$—	$8,489	$—
Marketable debt securities
Certificates of deposit	—	308	—	—	609	—
Commercial paper	—	—	—	—	92	—
Corporate debt securities	—	486	—	—	460	—
U.S. Treasury securities	—	39	—	—	19	—
Derivative assets		750	—		219	—
Equity investments	247	42	—	318	141	—
Derivative liabilities	—	247	—	—	160	—
Contingent consideration liability
Contingent value rights(a)	2	—	256	4	—	—
Other acquisition related contingent consideration	—	—	—	—	—	8
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements." The fair value of the contingent value rights was estimated using a probability-weighted expected return method.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of December 31, 2024 and four years as of December 31, 2023.

Equity Investments

The following summarizes the carrying amount of equity investments:

	December 31,
Dollars in millions	2024	2023
Equity investments with RDFV	$289	$459
Equity investments without RDFV	863	698
Limited partnerships and other equity method investments	598	542
Total equity investments	$1,750	$1,699

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Year ended December 31,
Dollars in millions	2024	2023	2022
Equity investments with RDFV
Net loss recognized	$41	$117	$762
Less: net loss/(gain) recognized on investments sold	32	(3)	(17)
Net unrealized loss/(gain) recognized on investments still held	9	120	779

Equity investments without RDFV
Upward adjustments	(36)	(9)	(80)
Net realized (gain)/loss recognized on investments sold	(39)	—	—
Impairments and downward adjustments	62	14	11

Limited partnerships and other equity method investments
Equity in net (income)/loss of affiliates	(44)	38	108

Total equity investment (gains)/losses	(16)	160	801

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of December 31, 2024 were $220 million and $119 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of December 31, 2024, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax gains of $186 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.1 billion for the euro contracts and $1.2 billion for Japanese yen contracts as of December 31, 2024.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of December 31, 2024.

In January 2024, BMS entered into forward interest rate contracts of a total notional value of $5.0 billion to hedge future interest rate risk associated with the 2024 Senior Unsecured Notes. The forward interest rate contracts were designated as cash flow hedges and terminated upon the issuance of the unsecured senior notes. The $131 million gain on the transaction was included in Other Comprehensive (Loss)/Income and is amortized as a reduction to interest expense over the term of the related debt. Amounts expected to be recognized during the subsequent 12 months on forward interest rate contracts are not material.

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

Net Investment Hedges

Cross-currency swap contracts and foreign currency forward contracts of $892 million as of December 31, 2024 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap and foreign currency forward contracts was primarily attributed to the Japanese yen of $498 million and euro of $345 million as of December 31, 2024.

During the years ended December 31, 2024, 2023 and 2022, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair values and the notional values of outstanding derivatives:

	December 31, 2024				December 31, 2023
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	6,428	424	43	—	4,772	130	1,971	(66)
Cross-currency swap contracts	584	26	626	(30)	1,210	50	—	—
Designated as net investment hedges
Foreign currency exchange contracts	185	17	—	—	—	—	215	(8)
Cross-currency swap contracts	361	23	346	(7)	—	—	747	(43)
Designated as fair value hedges
Interest rate swap contracts	1,500	10	1,955	(20)	2,500	3	1,755	(14)
Not designated as hedges
Foreign currency exchange contracts	5,749	250	5,243	(173)	906	20	1,250	(29)
Total return swap contracts(c)	—	—	443	(17)	401	16	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Year Ended December 31,
	2024		2023		2022
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$11	$—	$(5)	$—	$(27)
Cross-currency swap contracts	—	67	—	(65)	—	(52)
Foreign exchange contracts	(100)	(98)	(303)	(95)	(492)	(96)
Forward interest rate contracts	—	(5)	—	—	—	—

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income/(loss):

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	$418	$13	$592
Reclassified to Cost of products sold	(100)	(303)	(492)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	(54)	57	(7)
Reclassified to Other (income)/expense, net	75	(31)	(29)
Forward interest rate contract gain/(loss):
Recognized in Other comprehensive (loss)/income	131	—	—
Reclassified to Other (income)/expense, net	(5)	—	(3)
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	51	52	30
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive (loss)/income	35	(15)	—
Non-derivatives designated as net investment hedges
Non-U.S. dollar borrowings gain/(loss):
Recognized in Other comprehensive (loss)/income(a)	—	(10)	91
(a) In 2023, the Company de-designated its remaining net investment hedge in debt denominated in euros of €375 million, and the amount represents the effective portion of foreign exchange loss on the remeasurement of the debt.

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

	December 31,
Dollars in millions	2024	2023
Non-U.S. short-term financing obligations	$218	$170
Current portion of Long-term debt	1,828	2,873
Other	—	76
Short-term debt obligations	$2,046	$3,119

As of December 31, 2024, under the commercial paper program, BMS could issue up to $7.0 billion of unsecured notes, with maturities of not more than 365 days from the date of issuance. Of this amount, $3.0 billion was issued and repaid during the year ended December 31, 2024. In January 2025, the maximum amount of commercial paper that could be issued was reduced to $5.0 billion.

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in millions	2024	2023
Principal Value:
2.900% Notes due 2024	—	2,478
3.625% Notes due 2024	—	395
0.750% Notes due 2025	1,000	1,000
1.000% Euro Notes due 2025	598	636
3.875% Notes due 2025	229	229
3.200% Notes due 2026	1,750	1,750
6.800% Notes due 2026	256	256
Floating Rate Notes due 2026 (a)	500	—
4.950% Notes due 2026	1,000	—
1.125% Notes due 2027	1,000	1,000
3.250% Notes due 2027	512	512
3.450% Notes due 2027	534	534
4.900% Notes due 2027	1,000	—
3.900% Notes due 2028	1,500	1,500
3.400% Notes due 2029	2,400	2,400
4.900% Notes due 2029	1,750	—
1.450% Notes due 2030	1,250	1,250
5.750% Notes due 2031	1,000	1,000
5.100% Notes, due 2031	1,250	—
2.950% Notes due 2032	1,750	1,750
5.900% Notes due 2033	1,000	1,000
5.200% Notes, due 2034	2,500	—
1.750% Euro Notes due 2035	598	636
5.875% Notes due 2036	279	279
6.125% Notes due 2038	219	219
4.125% Notes due 2039	2,000	2,000
2.350% Notes due 2040	750	750
5.700% Notes due 2040	153	153
3.550% Notes due 2042	1,250	1,250
3.250% Notes due 2042	500	500
5.250% Notes due 2043	226	226
4.500% Notes due 2044	342	342
4.625% Notes due 2044	748	748
5.500% Notes due 2044	500	—
5.000% Notes due 2045	758	758
4.350% Notes due 2047	1,250	1,250
4.550% Notes due 2048	1,272	1,272
4.250% Notes due 2049	3,750	3,750
2.550% Notes due 2050	1,500	1,500
3.700% Notes due 2052	2,000	2,000
6.250% Notes due 2053	1,250	1,250
5.550% Notes, due 2054	2,750	—
3.900% Notes due 2062	1,000	1,000
6.400% Notes due 2063	1,250	1,250
5.650% Notes, due 2064	1,750	—
6.875% Notes due 2097	63	63
Total	$48,937	$38,886
(a)    As of December 31, 2024, floating rate equals SOFR+0.49%.

	December 31,
Dollars in millions	2024	2023
Principal Value	$48,937	$38,886
Adjustments to principal value:
Fair value of interest rate swap contracts	(10)	(11)
Unamortized basis adjustment from swap terminations	71	82
Unamortized bond discounts and issuance costs	(390)	(303)
Unamortized purchase price adjustments of Celgene debt	823	872
Total	$49,431	$39,526

Current portion of Long-term debt	$1,828	$2,873
Long-term debt	47,603	36,653
Total	$49,431	$39,526

The fair value of Long-term debt, including the current portion, was $45.3 billion and $36.7 billion as of December 31, 2024 and 2023, respectively, valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

In 2024, BMS issued an aggregate principal amount of $13.0 billion of unsecured senior notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion, consisting of:

Principal Amount (in millions)
Floating rate notes due 2026(a)	$500
4.950% Notes due 2026	1,000
4.900% Notes due 2027	1,000
4.900% Notes due 2029	1,750
5.100% Notes due 2031	1,250
5.200% Notes due 2034	2,500
5.500% Notes due 2044	500
5.550% Notes due 2054	2,750
5.650% Notes due 2064	1,750
Total	$13,000
(a)    As of December 31, 2024, floating rate equals SOFR+0.49%.

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

The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness and, other than the floating rate notes, are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

In 2022, BMS purchased aggregate principal amount of $6.0 billion of certain of its debt securities for $6.6 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $266 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

Repayment of notes at maturity aggregated $2.9 billion in 2024, $3.9 billion in 2023 and $4.8 billion in 2022. Interest payments were $1.8 billion in 2024, $1.2 billion in 2023 and $1.4 billion in 2022.

The aggregate maturities of long-term debt for each of the next five years are as follows: $1.8 billion in 2025; $3.5 billion in 2026; $3.0 billion in 2027; $1.5 billion in 2028; and $4.2 billion in 2029. Interest payments related to long-term debt for each of the next five years are as follows: $2.1 billion in 2025; $2.0 billion in 2026; $1.8 billion in 2027; $1.7 billion in 2028; and $1.7 billion in 2029.

Credit Facilities

As of December 31, 2024, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2029, extendable annually by one year with the consent of the lenders. In January 2025, BMS extended the credit facility to January 2030. In February 2024, we entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of December 31, 2024 or 2023.

Available financial guarantees provided in the form of bank overdraft facilities, stand-by letters of credit and performance bonds were $1.2 billion as of December 31, 2024. Stand-by letters of credit and guarantees are issued through financial institutions in support of various obligations, including sale of products to hospitals and foreign ministries of health, bonds for customs, and duties and VAT.

Note 11. RECEIVABLES

	December 31,
Dollars in millions	2024	2023
Trade receivables	$9,957	$9,551
Less charge-backs and cash discounts	(900)	(646)
Less allowance for expected credit loss	(45)	(23)
Net trade receivables	9,012	8,882
Alliance, royalties, VAT and other	1,735	2,039
Receivables	$10,747	$10,921

Non-U.S. receivables sold on a nonrecourse basis were $477 million in 2024, $1.0 billion in 2023 and $1.0 billion in 2022. Receivables from the three largest customers in the U.S. represented 74% and 72% of total trade receivables at December 31, 2024 and 2023, respectively.

Changes to the allowance for expected credit loss, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Beginning balance	$669	$697	$744
Provision(a)	11,551	9,158	7,476
Utilization	(11,272)	(9,186)	(7,521)
Other	(3)	—	(2)
Ending balance	$945	$669	$697
(a)    Includes provision for expected credit loss of $41 million in 2024, $14 million in 2023 and $7 million in 2022.

Note 12. INVENTORIES

	December 31,
Dollars in millions	2024	2023
Finished goods	$1,257	$663
Work in process	2,549	2,430
Raw and packaging materials	320	475
Total inventories	$4,126	$3,568

Inventories	$2,557	$2,662
Other non-current assets	1,569	906

Note 13. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in millions	2024	2023
Land	$161	$162
Buildings	6,581	6,495
Machinery, equipment and fixtures	3,818	3,717
Construction in progress	1,525	1,075
Gross property, plant and equipment	12,085	11,449
Less accumulated depreciation	(4,949)	(4,803)
Property, plant and equipment	$7,136	$6,646

United States	$4,814	$4,731
International(a)	2,322	1,915
Total	$7,136	$6,646
(a)    Beginning in 2024, Puerto Rico is included in International. Prior period amounts have been reclassified to conform to the current presentation.

Depreciation expense was $651 million in 2024, $611 million in 2023 and $587 million in 2022.

Note 14. LEASES

Leased facilities for office, research and development, storage and distribution purposes comprise approximately 95% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one year and 15 years. Most leases contain specific renewal options for periods ranging between one year and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. Factors are considered such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. These variable costs include real estate taxes, insurance, utilities, common area maintenance and other operating costs. BMS elected the practical expedient to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes. As the implicit rate on most leases is not readily determinable, an incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining lease obligations are comprised of vehicles and a research and development facility operated by a third party under management’s direction. Vehicle lease terms vary by country with terms generally between one year and four years.

The following table summarizes the components of lease expense:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Operating lease cost	$290	$317	$224
Variable lease cost	74	79	55
Short-term lease cost	23	20	20
Sublease income	(35)	(11)	(6)
Total operating lease expense	$352	$405	$293

Operating lease right-of-use assets and liabilities were as follows:

	December 31,
Dollars in millions	2024	2023
Other non-current assets	$1,224	$1,390

Other current liabilities	181	162
Other non-current liabilities	1,370	1,530
Total liabilities	$1,551	$1,692

Future lease payments for non-cancellable operating leases as of December 31, 2024 were as follows:

Dollars in millions
2025	$255
2026	235
2027	208
2028	188
2029	185
Thereafter	850
Total future lease payments	1,921

Less imputed interest	(370)
Total lease liability	$1,551

Right-of-use assets obtained in exchange for operating lease obligations were $22 million in 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $240 million in 2024, $195 million in 2023 and $203 million in 2022.

Undiscounted lease obligations for operating leases not yet commenced were approximately $600 million as of December 31, 2024 and primarily relate to a research and development facility that is being constructed by the lessor.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
Weighted average remaining lease term	9 years	10 years
Weighted average discount rate	5%	4%

Note 15. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

	December 31,
Dollars in millions	2024	2023
Beginning balance	$21,169	$21,149
Acquisitions (Note 4)	580	—
Currency translation and other adjustments	(30)	20
Ending balance	$21,719	$21,169

Other Intangible Assets

Other intangible assets consisted of the following:

		December 31,
	Estimated Useful Lives	2024			2023
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology(a)	5 – 15 years	$1,980	$(275)	$1,705	$—	$—	$—
Acquired marketed product rights(a)	3 – 15 years	61,876	(48,659)	13,217	63,076	(40,184)	22,892
Capitalized software	3 – 10 years	1,499	(1,099)	400	1,497	(1,027)	470
IPRD(a)		7,985	—	7,985	3,710	—	3,710
Total		$73,340	$(50,033)	$23,307	$68,283	$(41,211)	$27,072
(a)    2024 includes assets acquired in connection with Mirati and RayzeBio acquisitions, as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements."

In 2023, BMS agreed to pay $400 million to the former shareholders of Impact Biomedicines to extinguish all remaining contingent milestone obligations, which was recorded to Acquired marketed product rights for Inrebic in the amount of $511 million (after establishing the applicable deferred tax liability). The $400 million was paid in January 2024.

Amortization expense of Other intangible assets was $9.0 billion in 2024, $9.2 billion in 2023 and $9.7 billion in 2022. Future annual amortization expense of Other intangible assets is expected to be approximately $3.5 billion in 2025, $1.9 billion in 2026, $1.9 billion in 2027, $1.8 billion in 2028 and $1.7 billion in 2029.

Other intangible asset impairments were $2.9 billion in 2024, $136 million in 2023 and $101 million in 2022.

Other intangible asset impairments includes the following:

Acquired marketed product rights

Augtyro
During the three months ended December 31, 2024, a $1.4 billion impairment charge for Augtyro was recorded in Cost of products sold primarily resulting from lower revised cash flow projections due to the evolving commercial opportunity. The charge represented a partial impairment based on the excess of the asset’s carrying value over its estimated fair value using discounted cash flow projections.

Abecma
During the three months ended December 31, 2024, a $122 million impairment charge for Abecma was recorded in Cost of products sold primarily resulting from a reduced cash flow forecast due to the evolving competitive landscape. The impairment charge represented a full write-down of the asset.

Inrebic
During the three months ended June 30, 2024, a $280 million impairment charge was recorded in Cost of products goods sold resulting from lower revised cash flow projections for Inrebic. The charge represented a partial impairment based on the excess of the asset’s carrying value over its estimated fair value using discounted cash flow projections.

IPRD

During the three months ended December 31, 2024, a $390 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound in connection with the prioritization of pipeline opportunities. The compound was being studied as a potential treatment for immunologic diseases and was acquired in the acquisition of Celgene. The IPRD impairment charge represented a full write-down of the asset.

During the three months ended June 30, 2024, a $590 million IPRD impairment charge for alnuctamab was recorded in Research and development expense in connection with portfolio prioritization. Alnuctamab was being studied as a potential treatment for hematologic diseases and was obtained in the acquisition of Celgene. The charge represented a full write-down of the asset.

Note 16. SUPPLEMENTAL FINANCIAL INFORMATION

	December 31,
Dollars in millions	2024	2023
Income taxes	$3,292	$3,927
Research and development	754	723
Contract assets	385	416
Restricted cash	—	55
Other	1,186	786
Other current assets	$5,617	$5,907

	December 31,
Dollars in millions	2024	2023
Equity investments (Note 9)	$1,736	$1,699
Operating leases (Note 14)	1,224	1,390
Inventories (Note 12)	1,569	906
Pension and postretirement	234	284
Research and development	336	413
Receivables and convertible notes	452	436
Other	554	242
Other non-current assets	$6,105	$5,370

	December 31,
Dollars in millions	2024	2023
Rebates and discounts	$9,021	$7,680
Income taxes	1,514	1,371
Employee compensation and benefits	1,694	1,291
Research and development	1,366	1,257
Dividends	1,258	1,213
Interest	572	349
Royalties	477	465
Operating leases (Note 14)	181	162
Other	2,043	2,096
Other current liabilities	$18,126	$15,884

	December 31,
Dollars in millions	2024	2023
Income taxes	$1,491	$3,288
Pension and postretirement	400	480
Operating leases (Note 14)	1,370	1,530
Deferred income	230	300
Deferred compensation	456	427
Contingent value rights (Note 9)	256	—
Other	266	396
Other non-current liabilities	$4,469	$6,421

Note 17. EQUITY

The following table summarizes changes in equity during the twelve months ended December 31, 2024, 2023 and 2022:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
Net earnings	—	—	—	—	6,327	—	—	18
Other comprehensive loss	—	—	—	(13)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,644)	—	—	—
Share repurchases	—	—	—	—	—	109	(8,001)	—
Stock compensation	—	—	804	—	—	(31)	642	—
Distributions	—	—	—	—	—	—	—	(21)
Balance at December 31, 2022	2,923	292	45,165	(1,281)	25,503	825	(38,618)	57
Net earnings	—	—	—	—	8,025	—	—	14
Other comprehensive loss	—	—	—	(265)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,762)	—	—	—
Share repurchases	—	—	105	—	—	87	(5,306)	—
Stock compensation	—	—	410	—	—	(10)	147	—
Convertible debt	—	—	4	—	—	—	11	—
Distributions	—	—	—	—	—	—	—	(16)
Balance at December 31, 2023	2,923	292	45,684	(1,546)	28,766	902	(43,766)	55
Net (loss)/earnings	—	—	—	—	(8,948)	—	—	15
Other comprehensive income	—	—	—	308	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,906)	—	—	—
Stock compensation	—	—	340	—	—	(8)	111	—
Distributions	—	—	—	—	—	—	—	(17)
Balance at December 31, 2024	2,923	$292	$46,024	$(1,238)	$14,912	894	$(43,655)	$53

(a)    Cash dividends declared per common share were $2.42 in 2024, $2.31 in 2023 and $2.19 in 2022.

BMS has a share repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method and are generally funded by cash on hand. In December 2023, the Board of Directors approved an increase of $3.0 billion to the share repurchase authorization for BMS's common stock. The remaining share repurchase capacity under the BMS share repurchase program was $5.0 billion as of December 31, 2024.

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

The components of Other comprehensive income/(loss) were as follows:

	Year Ended December 31,
	2024			2023			2022
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$495	$(86)	$409	$70	$(12)	$58	$585	$(79)	$506
Reclassified to net earnings(a)	(33)	(2)	(35)	(334)	46	(288)	(524)	72	(452)
Derivatives qualifying as cash flow hedges	462	(88)	374	(264)	34	(230)	61	(7)	54

Pension and postretirement benefits:
Actuarial gains/(losses)	(44)	16	(28)	(140)	25	(115)	146	(25)	121
Amortization(b)	8	(1)	7	—	—	—	21	(6)	15
Settlements(b)	119	(8)	111	—	—	—	11	(2)	9
Pension and postretirement benefits	83	7	90	(140)	25	(115)	178	(33)	145

Marketable debt securities:
Unrealized gains/(losses)	—	—	—	3	(1)	2	(2)	—	(2)

Foreign currency translation	(136)	(20)	(156)	84	(6)	78	(183)	(27)	(210)

Other comprehensive income/(loss)	$409	$(101)	$308	$(317)	$52	$(265)	$54	$(67)	$(13)
(a)    Included in Cost of products sold and Other (income)/expense, net. Refer to “—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)    Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

	December 31,
Dollars in millions	2024	2023
Derivatives qualifying as cash flow hedges	$376	$2
Pension and postretirement benefits	(648)	(738)
Marketable debt securities	2	2
Foreign currency translation(a)	(968)	(812)
Accumulated other comprehensive loss	$(1,238)	$(1,546)
(a)    Includes net investment hedge gains of $210 million and $144 million as of December 31, 2024 and December 31, 2023, respectively.

Note 18. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for certain employees.

Defined Benefit Pension Plans

The net periodic benefit cost of defined benefit pension plans was $15 million, $11 million, and $27 million during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, pension settlement charges of $119 million were recorded in 2024 in connection with the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
Dollars in millions	2024	2023
Benefit obligations at beginning of year	$2,238	$1,976
Service cost—benefits earned during the year	33	29
Interest cost	74	80
Settlements and curtailments	(247)	(41)
Actuarial (gains)/losses	(10)	165
Benefits paid	(58)	(65)
Foreign currency and other	(85)	94
Benefit obligations at end of year	$1,945	$2,238

Fair value of plan assets at beginning of year	$2,212	$2,027
Actual return on plan assets	31	130
Employer contributions	71	56
Settlements	(247)	(38)
Benefits paid	(58)	(65)
Foreign currency and other	(82)	102
Fair value of plan assets at end of year	$1,927	$2,212

Funded status	$(18)	$(26)

Assets/(liabilities) recognized:
Other non-current assets	$234	$284
Other current liabilities	(21)	(20)
Other non-current liabilities	(231)	(290)
Funded status	$(18)	$(26)

Recognized in Accumulated other comprehensive loss:
Net actuarial losses	$924	$994
Prior service credit	(27)	(21)
Total	$897	$973

The accumulated benefit obligation for defined benefit pension plans was $1.9 billion and $2.2 billion at December 31, 2024 and 2023, respectively.

Additional information related to pension plan was as follows:

	December 31,
Dollars in millions	2024	2023
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$605	$1,045
Fair value of plan assets	353	735
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	578	1,017
Fair value of plan assets	353	734

Actuarial Assumptions

Weighted-average assumptions used to determine defined benefit pension plan obligations were as follows:

	December 31,
	2024	2023
Discount rate	3.5%	3.4%
Rate of compensation increase	1.4%	1.4%
Interest crediting rate	2.4%	2.5%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit cost were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	3.4%	4.0%	1.6%
Expected long-term return on plan assets	4.8%	4.1%	3.6%
Rate of compensation increase	1.4%	1.2%	1.0%
Interest crediting rate	2.5%	2.5%	2.1%

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

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all BMS U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Postretirement benefit plan obligations were $160 million and $183 million at December 31, 2024 and 2023, respectively. The weighted-average discount rate used to determine benefit obligations was 5.4% and 4.8% at December 31, 2024 and 2023, respectively. The net periodic benefit costs were not material.

Plan Assets

The fair value of pension plan assets by asset category was as follows:

	December 31, 2024				December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan assets
Equity securities	$1	$—	$—	$1	$1	$—	$—	$1
Equity funds	—	256	—	256	—	363	7	370
Fixed income funds	—	446	—	446	—	785	—	785
Corporate debt securities	—	—	—	—	—	332	—	332
U.S. Treasury and agency securities	—	41	—	41	—	58	—	58
Insurance contracts	—		708	708	—	—	224	224
Cash and cash equivalents	57	—	—	57	32	—	—	32
Other	—	11		11	—	18	38	56
Plan assets subject to leveling	$58	$754	$708	$1,520	$33	$1,556	$269	$1,858

Plan assets measured at NAV as a practical expedient				407				354
Net plan assets				$1,927				$2,212

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

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2024. Investments using the practical expedient consist primarily of multi-asset funds which are redeemable on either a daily, weekly, or monthly basis.

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. Individual plan investment allocations are determined by local fiduciary committees and the composition of total assets for all pension plans at December 31, 2024 was broadly characterized as an allocation between equity securities (21%), debt securities (35%) and other investments (44%).

Contributions and Estimated Future Benefit Payments

The Company's estimated annual contributions and future benefits payments are not expected to be material.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contributions are based on employee contributions and the level of Company match. The U.S. defined contribution plan expense was approximately $395 million in 2024, $380 million in 2023 and $360 million in 2022.

Note 19. EMPLOYEE STOCK BENEFIT PLANS

BMS' 2021 Plan authorizes awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), dividend equivalents, performance share units ("PSUs"), market share units ("MSUs") and other stock-based awards. As of December 31, 2024, the 2021 Plan was the only plan under which we were authorized to grant equity awards.

The 2021 Plan provides for 85 million shares to be authorized for grants plus shares recaptured upon forfeitures or other terminations of awards under our previous equity awards plans, subject to adjustments in accordance with the terms of the 2021 Plan. As of December 31, 2024, 64 million shares were available for award and 38 million equity awards were outstanding (stock options, RSUs, MSUs and PSUs). Shares generally are issued from treasury stock to satisfy BMS’s obligations under the 2021 Plan and our prior equity award plans.

Under the 2021 Plan, executive officers and other employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of 10 years. The 2021 Plan provides for the granting of SARs whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the award's exercise price. BMS did not grant stock options or SARs during the years ended December 31, 2024, 2023 and 2022. Options that were outstanding during those years generally vested ratably over four years (some options granted as replacements for options held by Celgene option holders upon the acquisition of Celgene in 2019 provided for cliff vesting and/or longer or shorter vesting periods).

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

MSUs are granted to executive officers. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date for awards granted in 2024 (the "2024 MSUs") and ratably over four years for awards granted prior to 2024, subject to accelerated vesting in specified circumstances. For the 2024 MSUs, the number of shares issued upon vesting is based on a specified payout factor requiring that the market price per share at a specified measurement date plus the value of accumulated dividends during the performance period be at least 80% of the grant-date share price (market condition) or the relative total shareholder return percentile rank versus our peers be equal to or greater than the 50th percentile (market condition). For awards granted prior to 2024, the number of shares issued upon vesting is based on a specified payout factor requiring that the market price per share on the measurement date be at least 80% of the grant-date share price (market condition) for awards granted in 2023 and 2022 and 60% for awards granted prior to 2022. The maximum payout factor for awards granted in 2022 to 2024 and prior to 2022 are 225% and 200%, respectively. The share price used on the grant and measurement dates reflect a ten day average closing price. The fair value of MSUs is estimated as of the grant date using a Monte Carlo simulation.

PSUs are granted to executive officers, have a three-year performance cycle and are granted as a target number of stock units subject to adjustment. The number of shares issued when PSUs vest is determined based on the achievement of specified performance goals (a performance condition) and BMS’s three-year relative total shareholder return compound annual growth rate relative to a peer group of companies (a market condition) for awards granted in 2024 and 2023 (three-year total shareholder return relative to a peer group of companies prior to 2023), and can range from 0% to a maximum of 200% of the target number of PSUs. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date, subject to accelerated vesting in specified circumstances. The fair value of PSUs is estimated as of the grant date for the portion related to the relative total shareholder return measure, using a Monte Carlo simulation and, for the remaining portion, based on the closing market price of BMS’s common stock on the grant date after adjusting for the units not eligible for accrual of dividend equivalents, and taking into account the probability of satisfying the performance condition as of the grant date.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense was as follows:

	Year Ended December 31,
Dollars in millions	2024	2023	2022
Cost of products sold	$57	$51	$41
Marketing, selling and administrative	202	215	195
Research and development	248	252	221
Total stock-based compensation expense	$507	$518	$457

Income tax benefit(a)	$108	$105	$91
(a)    Income tax benefit excludes excess tax (deficiencies)/benefits from share-based compensation awards that were vested or exercised of $(27) million in 2024, $19 million in 2023 and $74 million in 2022.

The following table summarizes the stock compensation activity for the year ended December 31, 2024:

	Stock Options		RSUs		MSUs		PSUs
Shares in Millions	Number of Options	Weighted-Average Exercise Price of Shares	Number of Nonvested RSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested MSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested PSUs	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2024	16.2	$57.34	18.0	$60.21	1.9	$58.52	3.6	$63.32
Granted	—	—	13.6	47.54	1.3	58.63	1.9	53.08
Released/Exercised	(2.0)	46.11	(7.2)	59.21	(0.2)	56.06	(0.7)	59.04
Adjustments for actual payout	—	—	—	—	(0.5)	57.43	(0.4)	59.04
Forfeited/Canceled	(3.1)	58.53	(3.7)	54.80	(0.6)	58.80	(0.7)	60.19
Balance at December 31, 2024	11.1	59.02	20.7	53.17	1.9	58.69	3.7	59.84

Expected to vest			18.0	53.44	1.6	58.71	2.7	60.38

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$784	$62	$71
Expected weighted-average period in years of compensation cost to be recognized	2.5	2.1	1.8

Amounts in Millions, except per share data	2024	2023	2022
Weighted-average grant date fair value (per share):
RSUs	$47.54	$60.26	$64.12
MSUs	58.63	57.99	60.74
PSUs	53.08	63.86	66.76

Fair value of awards that vested:
RSUs - replacement awards	$—	$—	$152
RSUs	429	365	300
MSUs	13	45	44
PSUs	42	65	68

Total intrinsic value of stock options exercised	13	90	526

The following table summarizes significant outstanding and exercisable options at December 31, 2024:

Range of Exercise Prices	Number of Options (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$10 - $40	0.1	2.2	$25.87	$4
$40 - $55	3.5	2.4	50.40	21
$55 - $65	4.7	1.3	59.77	1
$65 +	2.8	1.7	70.03	—
Outstanding	11.1	1.7	59.02	$26
Exercisable	11.1	1.7	59.02	$26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $56.56 on December 31, 2024, which was the last trading day of 2024.

Note 20. LEGAL PROCEEDINGS AND CONTINGENCIES

BMS and certain of its subsidiaries are involved in various lawsuits, claims, government investigations, and other legal proceedings that arise in the ordinary course of business. These claims or proceedings can involve various types of parties, including governments, competitors, customers, partners, suppliers, service providers, licensees, licensors, employees, or shareholders, among others. These matters may involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, contractual rights, licensing obligations, health and safety matters, consumer fraud, employment matters, product liability, and insurance coverage, among others. The resolution of these matters often develops over a long period of time and expectations can change as a result of new findings, rulings, appeals or settlement arrangements. Legal proceedings that are significant or that BMS believes could become significant or material are described below.

We are vigorously defending against the legal proceedings in which we are named as defendants and we believe we have substantial claims and/or defenses in each matter. While the outcomes of these proceedings and other contingencies BMS is subject to are inherently unpredictable and uncertain, we do not believe that any of these matters will have a material adverse effect on BMS’ financial position or liquidity, though they could possibly be material to our consolidated results of operations in any one accounting period. There can be no assurance that there will not be an increase in the scope of one or more of the matters described below or that any other or future lawsuits, claims, government investigations, or other legal proceedings will not be material to BMS’s financial position, results of operations, or cash flows for a particular period. Furthermore, failure to successfully enforce BMS’s patent rights would likely result in substantial decreases in the respective product revenues from generic competition.

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

INTELLECTUAL PROPERTY

Eliquis - Europe
BMS is involved in litigations throughout Europe against companies seeking to launch generic apixaban products prior to the expiration of the composition-of-matter patent for Eliquis and its associated SPCs. Litigations are pending or have been concluded in: Belgium, Bulgaria, Croatia, Czech Republic, France, Denmark, Finland, Greece, Hungary, Ireland, Italy, Lithuania, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland, and the UK.

Trials or preliminary proceedings on the merits have been held in: Czech Republic, Finland, France, Ireland, Netherlands, Norway, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland, and the UK. To date BMS has obtained decisions in the following countries:
•BMS obtained a final negative decision in the UK, and generics are now on the market in this country.
•BMS obtained final positive decisions in Norway, Sweden, and Switzerland.
•BMS obtained initial negative decisions in Finland, Ireland, and Slovakia. In Finland and Slovakia, appeals are pending. In Ireland, the appeals court remanded the case to the lower court for rehearing.
•BMS obtained initial positive decisions in the Czech Republic, France, and Netherlands, and appeals are pending in all three countries.
•In Spain, the Barcelona Commercial Court found the composition-of-matter patent for Eliquis and its associated SPC invalid. BMS appealed, and the Barcelona Court of Appeal overturned the decision. The generic products that launched at risk after the Barcelona Commercial Court were either enjoined or removed from the market as a result of the Barcelona Court of Appeal ruling. An appeal is pending before the Supreme Court.
•In Finland, generics have entered the market while proceedings are pending. In Portugal, BMS obtained preliminary injunctions against two generic companies, but one generic company remains on the market while proceedings are pending.

Generic manufacturers may seek to market generic versions of Eliquis in additional countries in Europe prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe.

Plavix* - Australia
From 2007 to 2010, BMS and Sanofi were involved in patent litigation with a generic company seeking to launch clopidogrel bisulfate 75 mg tablets in Australia. While BMS and Sanofi obtained an initially favorable decision and an injunction, that decision was overturned on appeal. In 2013, the Australian government intervened seeking damages, which would have been split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi disputed that the Australian government is entitled to any damages. The trial court issued a decision dismissing the Australian government’s claim for damages, the Australian government appealed, and the Federal Court issued a ruling in BMS and Sanofi’s favor, which was affirmed in December 2024, by the High Court of Australia.

Pomalyst - U.S.
In December 2024, Celgene received a Notice Letter from Cipla USA, Inc. (“Cipla”) notifying Celgene that Cipla had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against Cipla in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. No trial date has been scheduled.

Zeposia - U.S.
In October 2021, Actelion Pharmaceuticals LTD and Actelion Pharmaceuticals US, INC (“Actelion”) filed a complaint for patent infringement in the United States District Court for the District of New Jersey against BMS and Celgene for alleged infringement of U.S. Patent No. 10,251,867 (the “’867 Patent”). The complaint alleges that the sale of Zeposia infringes certain claims of the ’867 Patent and Actelion is seeking damages. No trial date has been scheduled.

In May and June 2024, BMS received Notice Letters from Synthon BV (“Synthon”) and Apotex Inc. (“Apotex”), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Zeposia in the U.S. and challenging a polymorph patent listed in the Orange Book for Zeposia but not the composition of matter patent. In response, BMS filed patent infringement actions against Synthon and Apotex in the U.S. District Court for the District of Delaware. On September 23, 2024, the district court consolidated the Synthon and Apotex actions. No trial date has been scheduled.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* - Hawaii
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. In March 2023, the Hawaii Supreme Court reversed in part and affirmed in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination. Following a new trial, in May 2024, the trial court issued a new decision against Sanofi and BMS, imposing penalties in the total amount of $916 million, with $458 million attributed to BMS. Sanofi and BMS have appealed the decision.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers and employees in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints alleged that the defendants violated federal securities laws. The district court consolidated the two actions. In December 2019, the district court denied in part and granted in part defendants’ motion to dismiss. In November 2020, the district court certified a class of Celgene common stock purchasers between April 27, 2017 through April 28, 2018. Following discovery, defendants moved for summary judgment, which the district court granted in part and denied in part.

Certain entities filed individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action. These actions have been consolidated for pre-trial proceedings. Defendants have moved for partial summary judgment in these consolidated actions.

No trial dates have been scheduled in any of the above Celgene Securities Litigations.

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement (“CVR Agreement”) entered into in connection with the closing of BMS’s acquisition of Celgene in November 2019. An entity claiming to be the successor trustee under the CVR Agreement alleged that BMS breached the CVR Agreement by allegedly failing to use “diligent efforts” to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby allegedly avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the alleged successor trustee. The plaintiff sought damages in an amount to be determined at trial and other relief, including interest and attorneys’ fees. BMS disputes the allegations. BMS filed a motion to dismiss the alleged successor trustee’s complaint for failure to state a claim upon which relief can be granted, which was denied in June 2022. In February 2024, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction. In September 2024, the court granted BMS’s motion and dismissed the lawsuit for lack of subject matter jurisdiction without prejudice to the refiling of a new lawsuit by a properly appointed trustee. The plaintiff has appealed, and BMS has cross-appealed from the denial of its first motion to dismiss.

In November 2024, the same entity claiming to be successor trustee filed a new lawsuit against BMS making similar allegations to the previously dismissed case and attempting to remedy its jurisdictional deficiency. The plaintiff’s new complaint also names the current CVR Agreement Trustee and seeks a judgment that plaintiff is Trustee. In January 2025, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim. In February 2025, plaintiff filed an amended complaint in lieu of responding to BMS’s motion to dismiss.

Former Celgene stockholders have filed complaints in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of the securities laws relating to the joint proxy statement. Those cases have been consolidated into a single case. In March 2023, the Court granted BMS’s motion to dismiss the complaint in its entirety. Certain of the claims were dismissed with prejudice. The remaining claims were dismissed with leave to file a further amended complaint, which plaintiffs filed in April 2023. In February 2024, the Court granted BMS’s motion to dismiss the amended complaint in its entirety and dismissed the remaining claims with prejudice. Plaintiffs have appealed the dismissal.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County, asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of securities laws. In June 2024, the Court granted defendants’ motion to dismiss the complaint in its entirety without prejudice to file an amended complaint. The plaintiff filed an amended complaint which was dismissed with prejudice in February 2025.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against the U.S. Department of Health & Human Services and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. In April 2024, the court denied BMS’s motion for summary judgment and granted the government’s cross-motion for summary judgment. BMS appealed to the United States Court of Appeals for the Third Circuit.

340B Litigation
On November 26, 2024, BMS filed a lawsuit against Carole Johnson, Administrator of Health Resources & Services Administration (“HRSA”) and Xavier Becerra, U.S. Secretary of Health & Human Services, challenging HRSA’s determination that BMS could not implement a cash rebate model for the 340B drug pricing program. BMS is seeking a determination that HRSA’s actions violate the Administrative Procedure Act and the United States Constitution.

Thalomid and Revlimid Litigations
Beginning in November 2014, putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws in connection with, among other things, activities related to obtaining and litigating certain Revlimid patents. In October 2020, the district court entered a final order approving a class settlement and dismissed the matter. Certain entities—including entities that opted out of the settlement class and others who claim that their suits are not covered by that settlement—have since filed additional suits against Celgene and BMS pursuing similar claims based on related theories, and a subset of plaintiffs brought additional claims related to copay assistance for Thalomid and Revlimid. Those new suits are principally being litigated in the U.S. District Court for the District of New Jersey. The Court dismissed certain of those complaints with leave to amend in June 2024. All plaintiffs filed amended complaints in August 2024. BMS and Celgene have filed motions to dismiss those complaints, which are currently pending.

Related actions are also pending in San Francisco Superior Court and the Philadelphia County Court of Common Pleas. No activity is expected in these cases until disposition of the New Jersey actions. No trial dates have been scheduled.

Pomalyst Antitrust Class Action
Beginning in September 2023, certain entities filed putative class actions against Celgene, BMS, and certain individuals in the U.S. District Court for the Southern District of New York asserting claims under various antitrust, consumer protection, and unjust enrichment laws in connection with activities related to obtaining and litigating certain Pomalyst patents. BMS and Celgene have filed motions to dismiss the complaints, which are pending. No trial dates have been scheduled.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $66 million as of December 31, 2024, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive (loss)/income, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Gross-to-Net U.S. Rebate Accruals for U.S. Medicaid, Medicare Part D, and managed healthcare — Refer to “Note 2. Revenue” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 to the financial statements, the Company reduces gross product sales from list price at the time revenue is recognized for expected charge-backs, discounts, rebates, sales allowances and product returns, which are referred to as gross-to-net (“GTN”) adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations, and government programs containing various pricing implications, such as mandatory discounts, pricing protection below wholesaler list price or other discounts when Medicare Part D beneficiaries are in the coverage gap. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer. All other GTN adjustments are reflected as a liability and settled through cash payments.

Certain of the GTN liabilities related to U.S. Medicaid, Medicare Part D, and managed healthcare organizations rebate programs (the “GTN U.S. rebate accruals”) involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include consideration of legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices, unbilled claims, processing time lags, and inventory levels in the distribution channel.

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

Taxes — Unrecognized Tax Benefit Liabilities for U.S. Transfer Pricing — Refer to “Note 7. Income Taxes” to the financial statements

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
February 12, 2025

We have served as the Company's auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this 2024 Form 10-K. Based on this evaluation, management has concluded that as of December 31, 2024, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2024 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2024 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2024 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
During the fourth quarter of 2024, no director or officer of the Company adopted or terminated an active "Rule 10b5-1 trading
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.

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

February 12, 2025

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a)Reference is made to our 2025 Proxy Statement section "Who We Are: 2024 Director Nominees" with respect to information relating to our Directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)The information required by Item 10 with respect to our Executive Officers has been included in Part IA of this 2024 Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(c)Reference is made to our 2025 Proxy Statement section “How We Govern and Are Governed – Codes of Conduct” with respect to our code of ethics, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(d)Reference is made to our 2025 Proxy Statement section “How We Are Selected and Elected – Director Succession Planning and Identification of Board Candidates – Shareholder Nominations for Director” with respect to procedures by which shareholders can recommend nominees to our board of directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(e)Reference is made to our 2025 Proxy Statement section “How We Are Organized – Committees of Our Board” with respect to our audit committee, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(f)Reference is made to our 2025 Proxy Statement section “How We Govern and Are Governed – Codes of Conduct” with respect to information relating to our insider trading policy, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.
(a)Reference is made to our 2025 Proxy Statement section “Executive Compensation,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 11, except that the information under “Executive Compensation – Pay Versus Performance” will not be deemed to be incorporated by reference herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
(a)Reference is made to our 2025 Proxy Statement “Voting Securities and Principal Holders – Common Stock Ownership by Directors and Executive Officers” with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

(b)Reference is made to our 2025 Proxy Statement section “Items To Be Voted Upon – Equity Compensation Plan Information” with respect to the securities authorized for issuance under equity compensation plans, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
(a)Reference is made to our 2025 Proxy Statement section “How We Govern and Are Governed – Related Party Transactions” with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

(b)Reference is made to our 2025 Proxy Statement section “How We Are Selected and Elected – Director Independence” with respect to director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Reference is made to our 2025 Proxy Statement sections “Items To Be Voted Upon – Audit and Non-Audit Fees” and “Items To Be Voted Upon – Pre-Approval Policy for Services Provided by our Independent Registered Public Accounting Firm” with respect to the aggregate fees billed to us and services provided by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), which are incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
		Page Number
1	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive Income	75
	Consolidated Balance Sheets	76
	Consolidated Statements of Cash Flows	77
	Notes to Consolidated Financial Statements	78
	Report of Independent Registered Public Accounting Firm	123

2.	Financial Statement Schedules

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2024 Form 10-K.

(b)	Exhibits Required to be filed by Item 601 of Regulation S-K	133
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2024 Form 10-K.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ CHRISTOPHER BOERNER, Ph.D.
Christopher Boerner, Ph.D.
Chair of the Board and Chief Executive Officer

Date: February 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER BOERNER, Ph.D.	Chair of the Board and Chief Executive Officer	February 12, 2025
(Christopher Boerner, Ph.D.)	(Principal Executive Officer)

/s/ DAVID V. ELKINS	Chief Financial Officer	February 12, 2025
(David V. Elkins)	(Principal Financial Officer)

/s/ PHIL M. HOLZER	Senior Vice President and Corporate Controller	February 12, 2025
(Phil M. Holzer)	(Principal Accounting Officer)

/s/ PETER J. ARDUINI	Director	February 12, 2025
(Peter J. Arduini)

/s/ DEEPAK L. BHATT. M.D. MPH	Director	February 12, 2025
(Deepak L. Bhatt, M.D. MPH)

/s/ JULIA A. HALLER, M.D.	Director	February 12, 2025
(Julia A. Haller, M.D.)

/s/ MICHAEL R. MCMULLEN	Director	February 12, 2025
(Michael R. McMullen)

/s/ MANUEL HIDALGO MEDINA, M.D., Ph.D.	Director	February 12, 2025
(Manuel Hidalgo Medina, M.D., Ph.D.)

/s/ PAULA A. PRICE	Director	February 12, 2025
(Paula A. Price)

/s/ DERICA W. RICE	Director	February 12, 2025
(Derica W. Rice)

/s/ THEODORE R. SAMUELS	Director	February 12, 2025
(Theodore R. Samuels)

/s/ KAREN H. VOUSDEN, Ph.D.	Director	February 12, 2025
(Karen H. Vousden, Ph.D.)

/s/ PHYLLIS R. YALE	Director	February 12, 2025
(Phyllis R. Yale)

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this 2024 Form 10-K, unless the context otherwise indicates. Throughout this 2024 Form 10-K, we have used terms which are defined below:

2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024	MAA	Marketing Authorization Application
2021 Plan	2021 Stock Award and Incentive Plan	MCL	mantle cell lymphoma
2seventy bio	2seventy bio, Inc.	MCO	Managed Care Organization
340B Program	340B Drug Pricing Program	MDS	myelodysplastic syndromes
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of unsecured senior notes issued by BMS in February 2024	Merck	Merck & Co., Inc.
AbbVie	AbbVie Inc.	MF	myelofibrosis
ADC	antibody-drug conjugate	Mirati	Mirati Therapeutics, Inc.
aGVHD	acute graft-versus-host disease	MPM	Malignant Pleural Mesothelioma
Amgen	Amgen Inc.	MS	Multiple Sclerosis
Amylin	Amylin Pharmaceuticals, Inc.	MSI-High	microsatellite instability-high
ANDA	abbreviated New Drug Application	MyoKardia	MyoKardia, Inc.
ASC	Accounting Standards Codification	NAV	net asset value
ASR	Accelerated Share Repurchase	NDA	New Drug Application
AstraZeneca	AstraZeneca PLC	Nimbus	Nimbus Therapeutics, LLC
BCMA	B-cell maturation antigen	NKT	natural killer T
Biogen	Biogen, Inc.	Novartis	Novartis Pharmaceutical Corporation
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.	NSCLC	non-small cell lung cancer
BLA	Biologics License Application	NVAF	non-valvular atrial fibrillation
CAR-T	Chimeric Antigen Receptor T cells	OCE	Oncology Center of Excellence
Celgene	Celgene Corporation acquired by BMS on November 20, 2019	OECD	Organization for Economic Co-operation and Development
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	oHCM	obstructive hypertrophic cardiomyopathy
CGDP	Coverage Gap Discount Program	OIG	Office of Inspector General of the U.S. Department of Health and Human Services
cGMP	current Good Manufacturing Practices	Ono	Ono Pharmaceutical Co., Ltd.
Cheplapharm	Cheplapharm Arzneimittel GmbH	Orum	Orum Therapeutics
CHMP	Committee for Medicinal Products for Human Use	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CLL	Chronic lymphocytic leukemia	PBMs	Pharmacy Benefit Managers
CML	chronic myeloid leukemia	PCAOB	Public Company Accounting Oversight Board
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PD-1	programmed death receptor-1
CRC	colorectal carcinoma	PDMA	Prescription Drug Marketing Act
DLBCL	diffuse large B-cell lymphoma	PDUFA	Prescription Drug User Fee Act
Dragonfly	Dragonfly Therapeutics, Inc.	Pfizer	Pfizer, Inc.
DSA	Distribution Services Agreement	PhRMA Code	Pharmaceutical Research and Manufacturers of America’s Professional Practices Code
EC	European Commission	PPF	progressive pulmonary fibrosis
EGFR	estimated glomerular filtration rate	Prothena	Prothena Corporation
Eisai	Eisai Co., Ltd.	PRP	potentially responsible party
EMA	European Medicines Agency	PsA	psoriatic arthritis
EPS	earnings per share	PTR	patent term restoration
ESA	erythoropoiesis-stimulating agent	R&D	research and development
EU	except as otherwise noted, EU refers to the countries that are members of the European Union plus the United Kingdom	RA	rheumatoid arthritis
Evotec	Evotec SE	RayzeBio	RayzeBio, Inc.
Exchange Act	the Securities Exchange Act o 1934	RCC	renal cell carcinoma
FASB	Financial Accounting Standards Board	RDP	Regulatory Data Protection
FDA	U.S. Food and Drug Administration	REMS	Risk Evaluation and Mitigation Strategy
FL	follicular lymphoma	Roche	Roche Holding AG
GAAP	U.S. generally accepted accounting principles	ROS1	c-ros oncogene 1
Gilead	Gilead Sciences, Inc.	RS	ring sideroblast
GILTI	global intangible low taxed income	Sanofi	Sanofi S.A.
GlaxoSmithKline	GlaxoSmithKline PLC	SEC	U.S. Securities and Exchange Commission
GTN	gross-to-net	SLE	systemic lupus erythematosus
Halozyme	Halozyme Therapeutics, Inc.	SLL	small lymphocytic lymphoma
HCC	hepatocellular carcinoma	SOFR	Secured Overnight Financing Rate
HCM	hypertrophic cardiomyopathy	SPC	Supplementary Protection Certificate
IMDC	International Metastatic Renal Cell Carcinoma Database Consortium	SystImmune	SystImmune, Inc.
Immatics	Immatics N.V.	Takeda	Takeda Pharmaceutical Company Limited
IO	immuno-oncology	TCJA	the Tax Cuts and Jobs Act of 2017
IPF	idiopathic pulmonary fibrosis	Turning Point	Turning Point Therapeutics, Inc.
IPRD	in-process research and development	UC	ulcerative colitis
IRA	Inflation Reduction Act of 2022	UK	United Kingdom
IRS	Internal Revenue Services	U.S.	United States
JIA	Juvenile Idiopathic Arthritis	VAT	value added tax
Karuna	Karuna Therapeutics, Inc.	WTO	World Trade Organization
LBCL	large B-cell lymphoma
Lilly	Eli Lilly and Company

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
‡

3a.
Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company, as further amended (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2024).
‡

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of May 4, 2021 (incorporated herein by reference to Exhibit 3b to the Form 8-K dated and filed on May 4, 2021).	‡

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
‡

4c.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	‡

4d.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	‡

4e.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	‡

4f.
Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).
‡

4g.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

4h.
Form of Fifth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).
‡

4i.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	‡

4j.
Form of Sixth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).
‡

4k.	Form of 3.250% Notes Due 2042 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4l.
Seventh Supplemental Indenture, dated as of October 31, 2013, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).
‡

4m.	Form of 4.500% Notes Due 2044 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4n.
Eighth Supplemental Indenture, dated as of May 5, 2015, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 5, 2015).
‡

4o.	Form of €575,000,000 1.000% Notes Due 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 5, 2015).	‡

4p.	Form of €575,000,000 1.750% Notes Due 2035 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 5, 2015).	‡

4q.
Ninth Supplemental Indenture, dated as of February 27, 2017, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on February 27, 2017).
‡

4r.	Form of $750,000,000 3.250% Notes due 2027 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on February 27, 2017).	‡

4s.
Tenth Supplemental Indenture, dated as of May 16, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 16, 2019).
‡

4t.	Form of $2,250,000,000 3.200% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on May 16, 2019).	‡

4u.	Form of $4,000,000,000 3.400% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on May 16, 2019).	‡

4v.	Form of $2,000,000,000 4.125% Senior Notes due 2039 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on May 16, 2019).	‡

4w.	Form of $3,750,000,000 4.250% Senior Notes due 2049 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on May, 16, 2019).	‡

4x.
Eleventh Supplemental Indenture, dated as of November 22, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 22, 2019).
‡

4y.	Form of 3.875% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.12 to the Form 8-K dated and filed on November 22, 2019).	‡

4z.	Form of 3.450% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.13 to the Form 8-K dated and filed on November 22, 2019).	‡

4aa.	Form of 3.900% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.14 to the Form 8-K dated and filed on November 22, 2019).	‡

4bb.	Form of 5.700% Senior Notes due 2040 (incorporated herein by reference to Exhibit 4.15 to the Form 8-K dated and filed on November 22, 2019).	‡

4cc.	Form of 5.250% Senior Notes due 2043 (incorporated herein by reference to Exhibit 4.16 to the Form 8-K dated and filed on November 22, 2019).	‡

4dd.	Form of 4.625% Senior Notes due 2044 (incorporated herein by reference to Exhibit 4.17 to the Form 8-K dated and filed on November 22, 2019).	‡

4ee.	Form of 5.000% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.18 to the Form 8-K dated and filed on November 22, 2019).	‡

4ff.	Form of 4.350% Senior Notes due 2047 (incorporated herein by reference to Exhibit 4.19 to the Form 8-K dated and filed on November 22, 2019).	‡

4gg.	Form of 4.550% Senior Notes due 2048 (incorporated herein by reference to Exhibit 4.20 to the Form 8-K dated and filed on November 22, 2019).	‡

4hh.
Twelfth Supplemental Indenture, dated as of November 13, 2020, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2020).
‡

4ii.	Form of $1,000,000,000 0.750% Notes due 2025 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 13, 2020).	‡

4jj.	Form of $1,000,000,000 1.125% Notes due 2027 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2020).	‡

4kk.	Form of $1,250,000,000 1.450% Notes due 2030 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2020).	‡

4ll.	Form of $750,000,000 2.350% Notes due 2040 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on November 13, 2020).	‡

4mm.	Form of $1,500,000,000 2.550% Notes due 2050 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on November 13, 2020).	‡

4nn.
Thirteenth Supplemental Indenture, dated as of March 2, 2022, by and between Bristol-Myers Squibb Company and the Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on March 2, 2022).
‡

4oo.	Form of $1,750,000,000 2.950% Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on March 2, 2022).	‡

4pp.	Form of $1,250,000,000 3.550% Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on March 2, 2022).	‡

4qq.	Form of $2,000,000,000 3.700% Notes due 2052 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on March 2, 2022).	‡

4rr.	Form of $1,000,000,000 3.900% Notes due 2062 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on March 2, 2022).	‡

4ss.
Fourteenth Supplemental Indenture, dated as of November 13, 2023, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2023).
‡

4tt.	Form of $1,000,000,000 5.750% Notes due 2031 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 13, 2023).	‡

4uu.	Form of $1,000,000,000 5.900% Notes due 2033 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 13, 2023).	‡

4vv.	Form of $1,250,000,000 6.250% Notes due 2053 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2023).	‡

4ww.	Form of $1,250,000,000 6.400% Notes due 2063 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2023).	‡

4xx.
Fifteenth Supplemental Indenture, dated as of February 22, 2024, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on February 22, 2024).
‡

4yy.	Form of $500,000,000 Floating Rate Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on February 22, 2024).	‡

4zz.	Form of $1,000,000,000 4.950% Notes due 2026 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on February 22, 2024).	‡

4aaa.	Form of $1,000,000,000 4.900% Notes due 2027 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on February 22, 2024).	‡

4bbb.	Form of $1,750,000,000 4.900% Notes due 2029 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on February 22, 2024).	‡

4ccc.	Form of $1,250,000,000 5.100% Notes due 2031 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on February 22, 2024).	‡

4ddd.	Form of $2,500,000,000 5.200% Notes due 2034 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on February 22, 2024).	‡

4eee.	Form of $500,000,000 5.500% Notes due 2044 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on February 22, 2024).	‡

4fff.	Form of $2,750,000,000 5.550% Notes due 2054 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on February 22, 2024).	‡

4ggg.	Form of $1,750,000,000 5.650% Notes due 2064 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on February 22, 2024).	‡

4hhh.
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

‡‡10f.
Form of 2022-2024 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2021)
‡

‡‡10g.
Form of 2023-2025 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2022)
‡

‡‡10h.
Form of 2024-2026 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10i.
Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10j.
Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10k.
Form of Restricted Stock Units Agreement with five year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2021)
‡

‡‡10l.
Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10m.
Form of Restricted Stock Units Agreement with three year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10n.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan. (incorporated herein by reference to Exhibit 10y to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10o.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2021).	‡

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

‡‡10v.
Form of Restricted Stock Units Agreement with five year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10w.
Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10cc to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10x.
Form of Restricted Stock Units Agreement with three year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10dd to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10y.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10ee to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10z.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10ff to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10aa.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10gg to the Form 10-K for the fiscal year ended December 31, 2023).	‡

‡‡10bb.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	‡

‡‡10cc.	Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	‡

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
‡

‡‡10mm.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).	‡

‡‡10nn.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	‡

‡‡10oo.	Bristol-Myers Squibb Company 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10pp.	Bristol-Myers Squibb Company 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10qq.	Bristol-Myers Squibb Company 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit B to Bristol Myers-Squibb Company’s Definitive Proxy Statement filed on March 25, 2021)	‡

19.	Standard Operating Procedure BMS-SOP-5k: Securities Trading (incorporated herein by reference to Exhibit 19 to the Form 10-K for the fiscal year ended December 31, 2023).	‡
21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

97.
Policies and Procedures for the Recoupment of Compensation for Accounting Restatement effective December 1, 2023 (incorporated herein by reference to Exhibit 97 to the Form 10-K for the fiscal year ended December 31, 2023).
‡

101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2024, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive (loss)/income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this 2024 Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Cabometyx is a trademark of Exelixis, Inc.; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Otezla is a trademark of Amgen Inc.; Plavix is a trademark of Sanofi; and Tecentriq is a trademark of Genentech, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.