Form 10-Q
period 2025-03-31
BRISTOL MYERS SQUIBB CO
filed 2025-04-24
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
At April 17, 2025, there were 2,035,080,810 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	44

Item 4.
Controls and Procedures	44

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	44

Item 1A.
Risk Factors	44

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 5.
Other Information	45

Item 6.
Exhibits	46

Summary of Abbreviated Terms	47
Signatures	48
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net product sales	$10,886	$11,559
Alliance and other revenues	315	306
Total Revenues	11,201	11,865

Cost of products sold(a)	3,033	2,932
Selling, general and administrative	1,584	2,367
Research and development	2,257	2,695
Acquired IPRD	188	12,949
Amortization of acquired intangible assets	830	2,357
Other (income)/expense, net	339	81
Total Expenses	8,230	23,381

Earnings/(Loss) before income taxes	2,971	(11,516)
Income tax provision	509	392
Net earnings/(loss)	2,462	(11,908)
Noncontrolling interest	6	3
Net earnings/(loss) attributable to BMS	$2,456	$(11,911)

Earnings/(Loss) per common share:
Basic	$1.21	$(5.89)
Diluted	1.20	(5.89)
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net earnings/(loss)	$2,462	$(11,908)
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(215)	191
Pension and postretirement benefits	1	13
Marketable debt securities	1	(2)
Foreign currency translation	28	(56)
Total other comprehensive income/(loss)	(185)	146

Comprehensive income/(loss)	2,277	(11,762)
Comprehensive income attributable to noncontrolling interest	6	3
Comprehensive income/(loss) attributable to BMS	$2,271	$(11,765)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$10,875	$10,346
Marketable debt securities	907	513
Receivables	10,801	10,747
Inventories	2,666	2,557
Other current assets	5,534	5,617
Total Current assets	30,783	29,780
Property, plant and equipment	7,213	7,136
Goodwill	21,737	21,719
Other intangible assets	22,486	23,307
Deferred income taxes	3,997	4,236
Marketable debt securities	344	320
Other non-current assets	5,866	6,105
Total Assets	$92,427	$92,603

LIABILITIES
Current liabilities:
Short-term debt obligations	$3,554	$2,046
Accounts payable	4,002	3,602
Other current liabilities	16,514	18,126
Total Current liabilities	24,070	23,774
Deferred income taxes	276	369
Long-term debt	46,157	47,603
Other non-current liabilities	4,477	4,469
Total Liabilities	74,979	76,215

Commitments and Contingencies

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	46,011	46,024
Accumulated other comprehensive loss	(1,424)	(1,238)
Retained earnings	16,106	14,912
Less cost of treasury stock	(43,597)	(43,655)
Total BMS Shareholders’ equity	17,389	16,335
Noncontrolling interest	59	53
Total Equity	17,448	16,388
Total Liabilities and Equity	$92,427	$92,603
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net earnings/(loss)	$2,462	$(11,908)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	1,012	2,532
Deferred income taxes	223	(711)
Stock-based compensation	144	133
Divestiture gains and royalties	(292)	(280)
Acquired IPRD	188	12,949
Equity investment (gains)/losses, net	78	(102)
Other adjustments	10	23
Changes in operating assets and liabilities:
Receivables	15	479
Inventories	(169)	(218)
Accounts payable	(85)	300
Rebates and discounts	(627)	(665)
Income taxes payable	54	910
Other	(1,059)	(608)
Net cash provided by operating activities	1,954	2,834
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	220	747
Purchase of marketable debt securities	(636)	(274)
Proceeds from sales of equity investments	12	5
Capital expenditures	(260)	(284)
Divestiture and other proceeds	243	241
Acquisition and other payments, net of cash acquired	(78)	(20,053)
Net cash used in investing activities	(499)	(19,618)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt obligations	—	2,987
Other short-term financing obligations, net	368	83
Proceeds from issuance of long-term debt	—	12,883
Dividends	(1,258)	(1,212)
Stock option proceeds and other, net	(103)	(97)
Net cash (used in)/provided by financing activities	(993)	14,644
Effect of exchange rates on cash, cash equivalents and restricted cash	66	(45)
Increase/(decrease) in cash, cash equivalents and restricted cash	528	(2,185)
Cash, cash equivalents and restricted cash at beginning of period	10,347	11,519
Cash, cash equivalents and restricted cash at end of period	$10,875	$9,334
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2025 and December 31, 2024 and the results of operations and cash flows for the three months ended March 31, 2025 and 2024. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024 included in the 2024 Form 10-K. Note that the financial statement line item "Marketing, Selling and Administrative" included in the 2024 Form 10-K was changed to "Selling, General and Administrative" in this Quarterly Report on Form 10-Q, and such nomenclature will be used by the Company going forward. No changes were made to the corresponding definition. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Certain amounts in this Quarterly Report on Form 10-Q may not sum due to rounding. Percentages have been calculated using unrounded amounts.

Business Segment Information

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Consistent with BMS's operational structure, the Chief Executive Officer ("CEO"), as the chief operating decision maker, uses consolidated net income or loss as reported on the income statement when managing and allocating resources at the corporate level. Managing and allocating resources at the global corporate level enables the CEO to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or franchise basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. For further information on product and regional revenue, see “—Note 2. Revenue.”

The following table represents the significant segment expenses regularly provided to the CEO:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Research(a)	$314	$384
Drug Development(b)	1,081	1,083
Other(c)	861	1,228
Research and development	$2,257	$2,695
(a)    Includes costs to support the discovery and development of new molecular entities through pre-clinical studies.
(b)    Includes costs to support clinical development of potential new products, including expansion of indications for existing products through Phase I, Phase II and Phase III clinical studies.
(c)    Includes costs to support manufacturing development of pre-approved products, medical support of marketed products, acquisition-related charges and proportionate allocations of enterprise-wide costs including facilities, information technology, and other appropriate costs.

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

Recently Issued Accounting Standards Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance on income statement disclosures. The guidance aims to provide enhanced disclosures of income statement expenses to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

Income Taxes

In December 2023, the FASB issued amended guidance on income tax disclosures. The guidance is intended to provide additional disaggregation to the effective income tax rate reconciliation and income tax payment disclosures. The amended guidance is effective for annual periods beginning after December 15, 2024.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Net product sales	$10,886	$11,559
Alliance revenues	88	134
Other revenues	227	172
Total Revenues	$11,201	$11,865

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Gross product sales	$19,874	$19,295
GTN adjustments(a)
Charge-backs and cash discounts	(2,958)	(2,556)
Medicaid and Medicare rebates	(3,840)	(3,084)
Other rebates, returns, discounts and adjustments	(2,190)	(2,096)
Total GTN adjustments(b)	(8,988)	(7,736)
Net product sales	$10,886	$11,559
(a)    Includes reductions to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $289 million and $80 million for the three months ended March 31, 2025 and 2024, respectively.
(b)    Includes U.S. GTN adjustments of $8.2 billion and $6.9 billion for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Growth Portfolio
Opdivo	$2,265	$2,078
Opdivo Qvantig	9	—
Orencia	770	798
Yervoy	624	583
Reblozyl	478	354
Opdualag	252	206
Breyanzi	263	107
Camzyos	159	84
Zeposia	107	110
Abecma	103	82
Sotyktu	55	44
Krazati	48	21
Cobenfy	27	—
Other Growth products(a)	403	325
Total Growth Portfolio	5,563	4,792
Legacy Portfolio
Eliquis	3,565	3,720
Revlimid	936	1,669
Pomalyst/Imnovid	658	865
Sprycel	175	374
Abraxane	105	217
Other Legacy products(b)	199	228
Total Legacy Portfolio	5,638	7,073
Total Revenues	$11,201	$11,865

United States	$7,873	$8,476
International(c)	3,110	3,190
Other(d)	218	199
Total Revenues	$11,201	$11,865
(a)    Includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)     Includes Puerto Rico.
(d)    Other revenues include alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $444 million and $182 million for the three months ended March 31, 2025 and 2024, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended March 31,
Dollars in millions	2025	2024
Revenues from alliances:
Net product sales	$3,635	$3,762
Alliance revenues	88	134
Total alliance revenues	$3,723	$3,896

Payments to/(from) alliance partners:
Cost of products sold	$1,788	$1,825
Selling, general and administrative	(65)	(79)
Research and development	77	54
Acquired IPRD	—	800
Other (income)/expense, net	(12)	(12)

Dollars in millions	March 31, 2025	December 31, 2024
Selected alliance balance sheet information:
Receivables – from alliance partners	$170	$221
Accounts payable – to alliance partners	1,762	1,578
Deferred income – from alliances(a)	217	222
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2024 Form 10-K. Significant developments and updates related to alliances during the three months ended March 31, 2025 and 2024 are set forth below.

SystImmune

BMS and SystImmune are parties to a global strategic collaboration for the co-development and co-commercialization of izalontamab brengitecan (iza-bren or BL-B01D1), a bispecific topoisomerase inhibitor-based antibody drug conjugate, which is currently being evaluated in a Phase I clinical trial for metastatic or unresectable NSCLC and is also in development for breast cancer and other tumor types. BMS paid an upfront fee of $800 million, which was included in Acquired IPRD during the three months ended March 31, 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones.

The parties will jointly develop and commercialize iza-bren in the U.S. and share in the profits and losses. SystImmune will be responsible for the development, commercialization, and manufacturing in Mainland China and will be responsible for manufacturing certain drug supplies for outside of Mainland China, where BMS will receive a royalty on net sales. BMS will be responsible for the development and commercialization in the rest of the world, where SystImmune will receive a royalty on net sales.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Asset Acquisition

Karuna

On March 18, 2024, BMS acquired Karuna, a clinical-stage biopharmaceutical company driven to discover, develop, and deliver transformative medicines for people living with psychiatric and neurological conditions. The acquisition provided BMS with rights to Cobenfy (xanomeline and trospium chloride), formerly KarXT. Cobenfy is an antipsychotic with a novel mechanism of action and differentiated efficacy and safety, which was approved by the FDA on September 26, 2024 for the treatment of schizophrenia in adults. Cobenfy is being studied across multiple neuropsychiatric conditions.

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

The following summarizes the total consideration transferred and allocated:

Dollars in millions
Cash consideration for outstanding shares	$12,606
Cash consideration for equity awards	1,421
Consideration paid	14,027
Less: Charge for unvested stock awards(a)	(289)
Transaction costs	55
Total consideration allocated	$13,793
(a)        Includes cash-settled unvested equity awards of $130 million expensed in Selling, general and administrative and $159 million expensed in Research and development during the three months ended March 31, 2024.

Business Combinations

RayzeBio

On February 26, 2024, BMS acquired RayzeBio, a clinical-stage RPT company with actinium-based RPTs for solid tumors. The acquisition provided BMS with rights to RayzeBio’s actinium-based radiopharmaceutical platform and lead asset, RYZ101, which is in Phase III development for treatment of gastroenteropancreatic neuroendocrine tumors.

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
(a)    Includes cash settlement for unvested equity awards of $159 million expensed in Selling, general and administrative and $115 million expensed in Research and development during the three months ended March 31, 2024.

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The majority of the purchase price was allocated to indefinite-lived IPRD and R&D technology.

Mirati

On January 23, 2024, BMS acquired Mirati, a commercial stage targeted oncology company, obtaining the rights to commercialize lung cancer medicine Krazati, and to further develop several clinical assets, including a PRMT5 Inhibitor. Krazati, a KRASG12Cinhibitor, is FDA and EMA approved for second-line NSCLC and in clinical development with a PD-1 inhibitor for first-line NSCLC. It is also FDA approved for advanced or metastatic KRASG12C mutated colorectal cancer with cetuximab. In addition, the PRMT5 Inhibitor is a potential first-in-class MTA-cooperative PRMT5 inhibitor, which is advancing to the next stage of development.

BMS acquired all of the issued and outstanding shares of Mirati's common stock for $58.00 per share in an all-cash transaction for total consideration of $4.8 billion, or $4.1 billion net of cash acquired. Mirati stockholders also received one non-tradeable CVR for each share of Mirati common stock held, potentially worth $12.00 per share in cash for a total value of approximately $1.0 billion. The payout of the CVR is subject to the FDA acceptance of an NDA for PRMT5 Inhibitor for the treatment of specific indications within seven years of the closing of the transaction. The acquisition was funded through a combination of cash on hand and debt proceeds (see "—Note 10. Financing Arrangements" for further detail).

Total consideration for the acquisition consisted of the following:

Dollars in millions
Cash consideration for outstanding shares	$4,596
Cash consideration for equity awards	205
Consideration paid	4,801
Plus: Fair value of CVRs	248
Less: unvested stock awards(a)	(114)
Total consideration allocated	$4,935
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Selling, general and administrative and $54 million expensed in Research and development during three months ended March 31, 2024.

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The majority of the purchase price was allocated to a definite-lived Acquired marketed product right (Krazati) and indefinite-lived IPRD assets.

The results of operations and cash flows for Karuna, RayzeBio and Mirati were included in the consolidated financial statements commencing on their respective acquisition dates and were not material. Historical financial results of the acquired entities were not significant.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which is included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended March 31,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2025	2024	2025	2024	2025	2024
Diabetes business - royalties	$276	$231	$—	$—	$(272)	$(271)
Mature products and other	10	—	(9)	—	—	—
Total	$286	$231	$(9)	$—	$(272)	$(271)

Diabetes Business

As part of the BMS diabetes termination agreement with AstraZeneca, BMS receives royalty payments of 14% in 2025 and 15% in 2024 based on net sales. Payments will be received on sales through December 31, 2025.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in millions	2025	2024
Keytruda* royalties	$(151)	$(133)
Tecentriq* royalties	(12)	(12)
Contingent milestone income	(40)	—
Amortization of deferred income	(12)	(12)
Other royalties and licensing income	(43)	(4)
Royalty and licensing income	$(259)	$(161)

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

Tecentriq* Patent License Agreement

BMS and Ono are parties to a global patent license agreement with Roche related to Tecentriq*, Roche’s anti-PD-L1 antibody. Under the agreement, Roche is obligated to pay single-digit royalties on worldwide net sales of Tecentriq* through December 31, 2026. The royalties are shared between BMS and Ono consistent with existing agreements.

In-license and other arrangements

2seventy bio

On March 10, 2025, BMS entered into a definitive merger agreement to acquire 2seventy bio, which will provide BMS with full U.S. rights to Abecma, a cell therapy for the treatment of adult patients with relapsed or refractory multiple myeloma. Upon closing, BMS will acquire all of the issued and outstanding shares of 2seventy bio’s common stock for $5.00 per share in an all-cash transaction for total consideration of approximately $286 million, or $100 million net of estimated cash acquired. The transaction is expected to close in the second quarter of 2025 subject to customary closing conditions.

BioArctic

In February 2025, BMS obtained a global exclusive license from BioArctic for its PyroGlutamate-amyloid-beta antibody program, including BAN1503 and BAN2803, of which the latter includes BioArctic’s BrainTransporterTM technology and is being studied for the treatment of Alzheimer's Disease. BMS is responsible for development and commercialization worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. BioArctic has the option to co-commercialize in Denmark, Finland, Iceland, Norway, and Sweden. The transaction included an upfront payment of $100 million, which was included in Acquired IPRD for the three months ended March 31, 2025. BioArctic is eligible to receive contingent development, regulatory and sales-based milestones of up to $1.3 billion, as well as royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended March 31,
Dollars in millions	2025	2024
Interest expense	$494	$425
Royalty income - divestitures (Note 4)	(272)	(271)
Royalty and licensing income (Note 4)	(259)	(161)
Provision for restructuring (Note 6)	133	220
Investment income	(138)	(183)
Integration expenses (Note 6)	41	71
Litigation and other settlements	257	2
Acquisition expense	2	49
Equity investment (gain)/losses, net (Note 9)	78	(102)
Other	3	31
Other (income)/expense, net	$339	$81

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery, (ii) enhancing our commercial operating model, and (iii) establishing a more responsive manufacturing network. In 2025, BMS expanded the scope of activities supporting these key priorities. As a result, total charges for the 2023 Restructuring Plan are expected to be approximately $2.5 billion through 2027, with $1.2 billion incurred to date. The remaining charges consist primarily of employee termination costs and site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisitions of Celgene (2019), Mirati (2024), RayzeBio (2024) and Karuna (2024). For these plans, the remaining charges of approximately $200 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended March 31,
Dollars in millions	2025	2024
2023 Restructuring Plan	$143	$68
Celgene and Other Acquisition Plans	47	244
Total charges	$190	$312

Employee termination costs	$132	$217
Other termination costs	1	3
Provision for restructuring	133	220
Integration expenses	41	71
Accelerated depreciation	15	14
Asset impairments	8	2
Other shutdown costs, net	(7)	5
Total charges	$190	$312

Cost of products sold	$2	$14
Selling, general and administrative	1	6
Research and development	21	1
Other (income)/expense, net	166	291
Total charges	$190	$312

The following summarizes the charges and spending related to restructuring plan activities:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Beginning balance	$297	$188
Provision for restructuring	133	220
Payments	(145)	(97)
Foreign currency translation and other	3	(2)
Ending balance	$288	$309

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in millions	2025	2024
Earnings/(Loss) before income taxes	$2,971	$(11,516)
Income tax provision	509	392
Effective tax rate	17.1%	(3.4)%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by jurisdictional earnings mix and certain discrete adjustments. The effective tax rate for the three months ended March 31, 2024 includes the impact of a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna.

Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the tax legislation code.

During the three months ended March 31, 2025 and 2024, income tax payments were $235 million and $187 million.

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

It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2025 could decrease in the range of approximately $300 million to $340 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended March 31,
Amounts in millions, except per share data	2025	2024
Net earnings/(loss) attributable to BMS	$2,456	$(11,911)

Weighted-average common shares outstanding – basic	2,031	2,023
Incremental shares attributable to share-based compensation plans	9	—
Weighted-average common shares outstanding – diluted	2,040	2,023

Earnings/(Loss) per common share
Basic	$1.21	$(5.89)
Diluted	1.20	(5.89)

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was not material for the three months ended March 31, 2025 and was 46 million for the three months ended March 31, 2024.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2025			December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$6,800	$—	$—	$6,559	$—
Marketable debt securities
Certificates of deposit	—	709	—	—	308	—
Corporate debt securities	—	542	—	—	486	—
U.S. Treasury securities	—	—	—	—	39	—
Derivative assets	—	305	—		750	—
Equity investments	242	31	—	247	42	—
Derivative liabilities	—	113	—	—	247	—
Contingent consideration liability
Contingent value rights(a)	2	—	256	2	—	256
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements." The fair value of the contingent value rights was estimated using a probability-weighted expected return method.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2024 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of March 31, 2025 and December 31, 2024.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of March 31, 2025, and five years as of December 31, 2024.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	March 31, 2025	December 31, 2024
Equity investments with RDFV	$273	$289
Equity investments without RDFV	809	863
Limited partnerships and other equity method investments	604	598
Total equity investments	$1,686	$1,750

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in millions	2025	2024
Equity investments with RDFV
Net (gain)/loss recognized	$5	$(86)
Less: net (gain)/loss recognized on investments sold	4	2
Net unrealized (gain)/loss recognized on investments still held	1	(88)

Equity investments without RDFV
Upward adjustments	—	(10)
Net realized (gain)/loss recognized on investments sold	19	—
Impairments and downward adjustments	45	25

Limited partnerships and other equity method investments
Equity in net (income)/loss of affiliates	9	(31)

Total equity investment (gains)/losses	$78	$(102)

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of March 31, 2025 were $218 million and $140 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in AOCL and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of March 31, 2025, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax gains of $45 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.8 billion for the euro contracts and $1.1 billion for Japanese yen contracts as of March 31, 2025.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $1.2 billion as of March 31, 2025.

In January 2024, BMS entered into forward interest rate contracts of a total notional value of $5.0 billion to hedge future interest rate risk associated with the unsecured senior notes issued in February 2024. The forward interest rate contracts were designated as cash flow hedges and terminated upon the issuance of the unsecured senior notes. The $131 million gain on the transaction was included in Other Comprehensive Income/(Loss) and is amortized as a reduction to interest expense over the term of the related debt. Amounts expected to be recognized during the subsequent 12 months on forward interest rate contracts are not material.

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

Net Investment Hedges

Cross-currency swap contracts of $707 million as of March 31, 2025 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $362 million and euro of $345 million as of March 31, 2025. Foreign currency forward contracts are also designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. As of March 31, 2025, the notional amount for these contracts was zero.

During the three months ended March 31, 2025, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	March 31, 2025				December 31, 2024
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,774	$222	$1,428	$(37)	$6,428	$424	$43	$—
Cross-currency swap contracts	584	25	626	(4)	584	26	626	(30)
Designated as net investment hedges
Foreign currency exchange contracts	—	—	—	—	185	17	—	—
Cross-currency swap contracts	308	17	399	(20)	361	23	346	(7)
Designated as fair value hedges
Interest rate swap contracts	3,600	31	955	(8)	1,500	10	1,955	(20)
Not designated as hedges
Foreign currency exchange contracts	1,629	10	2,461	(23)	5,749	250	5,243	(173)
Total return swap contracts(c)	$—	$—	$434	$(21)	$—	$—	$443	$(17)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign exchange contracts	$(26)	$16	$(45)	$(13)
Cross-currency swap contracts	—	(50)	—	29
Interest rate swap contracts	—	(1)	—	3
Forward interest rate contracts	—	(1)	—	(1)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income/(loss):

	Three Months Ended March 31,
Dollars in millions	2025	2024
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	$(216)	$139
Reclassified to Cost of products sold	(26)	(45)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	24	(16)
Reclassified to Other (income)/expense, net	(48)	31
Forward interest rate contract gain/(loss):
Recognized in Other comprehensive income/(loss)	—	131
Reclassified to Other (income)/expense, net	(1)	(1)
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	(18)	27
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	(63)	23

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	March 31, 2025	December 31, 2024
Non-U.S. short-term financing obligations	$205	$218
Current portion of Long-term debt	3,349	1,828
Short-term debt obligations	$3,554	$2,046
Under its commercial paper program, BMS may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance. The maximum amount of commercial paper that may be issued under BMS's commercial paper program was reduced in January 2025 from $7.0 billion as of December 31, 2024 to $5.0 billion.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	March 31, 2025	December 31, 2024
Principal value	$48,986	$48,937
Adjustments to principal value:
Fair value of interest rate swap contracts	23	(10)
Unamortized basis adjustment from swap terminations	68	71
Unamortized bond discounts and issuance costs	(382)	(390)
Unamortized purchase price adjustments of Celgene debt	811	823
Total	$49,506	$49,431

Current portion of Long-term debt	$3,349	$1,828
Long-term debt	46,157	47,603
Total	$49,506	$49,431

The fair value of Long-term debt, including the current portion, was $46.0 billion as of March 31, 2025 and $45.3 billion as of December 31, 2024 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the three months ended March 31, 2024, BMS issued an aggregate principal amount of $13.0 billion of senior unsecured notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion. The Company used the net proceeds from this offering to partially fund the acquisitions of RayzeBio and Karuna (see "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information) and used the remaining net proceeds for general corporate purposes.

Interest payments were $624 million and $308 million for the three months ended March 31, 2025 and 2024, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of March 31, 2025, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2030, extendable annually by one year with the consent of the lenders. In February 2024, we entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of March 31, 2025 and December 31, 2024.

Note 11. RECEIVABLES

Dollars in millions	March 31, 2025	December 31, 2024
Trade receivables	$9,932	$9,957
Less charge-backs and cash discounts	(824)	(900)
Less allowance for expected credit loss	(45)	(45)
Net trade receivables	9,063	9,012
Alliance, royalties, VAT and other	1,738	1,735
Receivables	$10,801	$10,747

Non-U.S. receivables sold on a nonrecourse basis were $75 million and $229 million for the three months ended March 31, 2025 and 2024, respectively. Receivables from the three largest customers in the U.S. represented 72% and 74% of total trade receivables as of March 31, 2025 and December 31, 2024, respectively.

Note 12. INVENTORIES

Dollars in millions	March 31, 2025	December 31, 2024
Finished goods	$1,257	$1,257
Work in process	2,768	2,549
Raw and packaging materials	320	320
Total inventories	$4,345	$4,126

Inventories	$2,666	$2,557
Other non-current assets	1,679	1,569

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	March 31, 2025	December 31, 2024
Land	$161	$161
Buildings	6,640	6,581
Machinery, equipment and fixtures	3,867	3,818
Construction in progress	1,656	1,525
Gross property, plant and equipment	12,324	12,085
Less accumulated depreciation	(5,111)	(4,949)
Property, plant and equipment	$7,213	$7,136
Depreciation expense was $165 million and $155 million for the three months ended March 31, 2025 and 2024, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2024	$21,719
Currency translation and other adjustments	18
Balance at March 31, 2025	$21,737

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	March 31, 2025			December 31, 2024
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology	6 years	$1,980	$(358)	$1,622	$1,980	$(275)	$1,705
Acquired marketed product rights	3 – 17 years	61,896	(49,406)	12,490	61,876	(48,659)	13,217
Capitalized software	3 – 10 years	1,522	(1,133)	389	1,499	(1,099)	400
IPRD		7,985	—	7,985	7,985	—	7,985
Total		$73,383	$(50,897)	$22,486	$73,340	$(50,033)	$23,307

Amortization expense of Other intangible assets was $863 million and $2.4 billion during the three months ended March 31, 2025 and 2024, respectively.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	March 31, 2025	December 31, 2024
Income taxes	$3,462	$3,292
Research and development	844	754
Contract assets	323	385
Other	905	1,186
Other current assets	$5,534	$5,617

Dollars in millions	March 31, 2025	December 31, 2024
Equity investments (Note 9)	$1,686	$1,736
Operating leases	1,215	1,224
Inventories (Note 12)	1,679	1,569
Pension and postretirement	248	234
Research and development	316	336
Receivables and convertible notes	220	452
Other	502	554
Other non-current assets	$5,866	$6,105

Dollars in millions	March 31, 2025	December 31, 2024
Rebates and discounts	$8,472	$9,021
Income taxes	1,454	1,514
Employee compensation and benefits	545	1,694
Research and development	1,389	1,366
Dividends	1,262	1,258
Interest	516	572
Royalties	423	477
Operating leases	172	181
Other	2,281	2,043
Other current liabilities	$16,514	$18,126

Dollars in millions	March 31, 2025	December 31, 2024
Income taxes	$1,551	$1,491
Pension and postretirement	408	400
Operating leases	1,356	1,370
Deferred income	213	230
Deferred compensation	447	456
Contingent value rights (Note 9)	256	256
Other	245	266
Other non-current liabilities	$4,477	$4,469

Note 16. EQUITY

The following table summarizes changes in equity during the three months ended March 31, 2025:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2024	2,923	$292	$46,024	$(1,238)	$14,912	894	$(43,655)	$53
Net earnings/(loss)	—	—	—	—	2,456	—	—	6
Other comprehensive income/(loss)	—	—	—	(185)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	59	—
Balance at March 31, 2025	2,923	$292	$46,011	$(1,424)	$16,106	888	$(43,597)	$59

The following table summarizes changes in equity during the three months ended March 31, 2024:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2023	2,923	$292	$45,684	$(1,546)	$28,766	902	$(43,766)	$55
Net earnings/(loss)	—	—	—	—	(11,911)	—	—	3
Other comprehensive income/(loss)	—	—	—	146	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,215)	—	—	—
Stock compensation	—	—	(29)	—	—	(6)	69	—
Balance at March 31, 2024	2,923	$292	$45,655	$(1,400)	$15,640	896	$(43,697)	$58

The components of Other comprehensive income/(loss) were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$(191)	$37	$(154)	$254	$(47)	$207
Reclassified to net earnings(a)	(77)	16	(61)	(15)	(1)	(16)
Derivatives qualifying as cash flow hedges	(268)	53	(215)	239	(48)	191

Pension and postretirement benefits
Actuarial gains/(losses)	—	—	—	(6)	1	(5)
Amortization(b)	2	(1)	1	2	—	2
Settlements(b)	—	—	—	19	(3)	16
Pension and postretirement benefits	2	(1)	1	15	(2)	13

Marketable debt securities
Unrealized gains/(losses)	1	—	1	(2)	—	(2)

Foreign currency translation	9	19	28	(44)	(12)	(56)

Other comprehensive income/(loss)	$(256)	$71	$(185)	$208	$(62)	$146
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

Dollars in millions	March 31, 2025	December 31, 2024
Derivatives qualifying as cash flow hedges	$161	$376
Pension and postretirement benefits	(647)	(648)
Marketable debt securities	2	2
Foreign currency translation(a)	(940)	(968)
Accumulated other comprehensive loss	$(1,424)	$(1,238)
(a)Includes net investment hedge gains of $148 million and $210 million as of March 31, 2025 and December 31, 2024, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Cost of products sold	$15	$14
Selling, general and administrative	56	53
Research and development	72	66
Total stock-based compensation expense	$144	$133

Income tax benefit(a)	$30	$28
(a)    Income tax benefit excludes excess tax (deficiencies)/benefits from share-based compensation awards that were vested or exercised of $4 million and $(17) million for the three months ended March 31, 2025, and 2024, respectively.

The number of units granted and the weighted-average fair value on the grant date for the three months ended March 31, 2025 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	11.6	$57.19
Market share units	1.1	$71.38
Performance share units	0.5	$62.72

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,281	$124	$92
Expected weighted-average period in years of compensation cost to be recognized	3.0	2.5	1.9

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

Contingency accruals are recognized when it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. If BMS is unable to assess the outcome of a matter or estimate the possible loss or range of losses that could potentially result from such matter, a liability is not recorded. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period. For a discussion of BMS’s tax contingencies, see " — Note 7. Income Taxes."

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

Zeposia - U.S.
In October 2021, Actelion Pharmaceuticals LTD and Actelion Pharmaceuticals US, INC (“Actelion”) filed a complaint for patent infringement in the United States District Court for the District of New Jersey against BMS and Celgene for alleged infringement of U.S. Patent No. 10,251,867 (the “’867 Patent”). The complaint alleged that the sale of Zeposia infringes certain claims of the ’867 Patent and Actelion is seeking damages. In March 2025, the parties reached a settlement agreement to resolve this matter and the case has been dismissed.

In May and June 2024, BMS received Notice Letters from Synthon BV (“Synthon”) and Apotex Inc. (“Apotex”), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval of a generic version of Zeposia in the U.S. and challenging a polymorph patent listed in the Orange Book for Zeposia but not the composition of matter patent. In response, BMS filed patent infringement actions against Synthon and Apotex in the U.S. District Court for the District of Delaware. In September 2024, the district court consolidated the Synthon and Apotex actions and trial is scheduled for February 2027.

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

In November 2024, the same entity claiming to be successor trustee filed a new lawsuit against BMS making similar allegations to the previously dismissed case and attempting to remedy its jurisdictional deficiency. The plaintiff’s new complaint also names the current CVR Agreement Trustee and seeks a judgment that plaintiff is Trustee. In January 2025, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim. In February 2025, plaintiff filed an amended complaint.

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

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County, asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of securities laws. In June 2024, the Court granted defendants’ motion to dismiss the complaint in its entirety without prejudice to file an amended complaint. The plaintiff filed an amended complaint which was dismissed with prejudice in February 2025. The plaintiff has appealed the dismissal.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against HHS and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. In April 2024, the court denied BMS’s motion for summary judgment and granted the government’s cross-motion for summary judgment. BMS appealed to the United States Court of Appeals for the Third Circuit.

340B Litigation
On November 26, 2024, BMS filed a lawsuit against Carole Johnson, Administrator of Health Resources & Services Administration (“HRSA”) and Xavier Becerra, U.S. Secretary of HHS, challenging HRSA’s determination that BMS could not implement a cash rebate model for the 340B drug pricing program. BMS is seeking a determination that HRSA’s actions violate the Administrative Procedure Act and the United States Constitution.

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

Pomalyst Antitrust Class Action
Beginning in September 2023, certain entities filed putative class actions against Celgene, BMS, and certain individuals in the U.S. District Court for the Southern District of New York asserting claims under various antitrust, consumer protection, and unjust enrichment laws in connection with activities related to obtaining and litigating certain Pomalyst patents. In March 2025, the court dismissed the complaints against Celgene, BMS and the named individuals. Plaintiffs have sought leave to amend their complaints.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $64 million as of March 31, 2025, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q to enhance the understanding of our results of operations, financial condition and cash flows. Certain amounts in this Quarterly Report on Form 10-Q may not sum due to rounding. Percentages have been calculated using unrounded amounts.

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular, neuroscience and other areas where we can also create long-term value. Our priorities are to focus on transformational medicines where we have a competitive advantage, drive operational excellence and strategically allocate capital for long-term growth and shareholder returns. We are driving commercial execution in our key first-in-class and/or best-in-class marketed products, where we continue to expand and see potential for further expansion into the future. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2024 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

During the first quarter of 2025, we achieved multiple regulatory approvals across our portfolio including: (i) approval for Opdivo + Yervoy in the EU for the first-line treatment of adult patients with unresectable or advanced hepatocellular carcinoma, (ii) approval for Breyanzi in the EU for adults with relapsed or refractory FL and (iii) approval for Camzyos for the treatment of symptomatic obstructive HCM in Japan. Additionally, in April 2025, we achieved two approvals for Opdivo + Yervoy in the U.S. for the treatment of adults and pediatric patients 12 years and older with unresectable or metastatic microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) colorectal cancer and the treatment of adult patients with unresectable or metastatic hepatocellular carcinoma.

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. As previously announced, our productivity initiative includes acceleration of the delivery of medicines to patients by evolving and streamlining our enterprise operating model in key areas such as R&D, manufacturing, commercial and other functions. With respect to the 2025 expansion, we expect to realize annual cost savings of approximately $2.0 billion by the end of 2027. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

Financial Highlights

	Three Months Ended March 31,
Dollars in millions, except per share data	2025	2024
Total Revenues	$11,201	$11,865

Diluted earnings/(loss) per share
GAAP	$1.20	$(5.89)
Non-GAAP	1.80	(4.40)

Revenues decreased by 6% during the first quarter of 2025. Demand increased across the Growth Portfolio and for Eliquis, which was offset by the impact of generics on Revlimid, Sprycel, Abraxane, and Pomalyst. Additionally, total revenues were impacted by the redesign of the U.S. Medicare Part D program, primarily attributed to Eliquis.

The $7.09 increase in GAAP EPS is primarily due to one-time Acquired IPRD charges from the Karuna asset acquisition and SystImmune collaboration in 2024 and the impact of certain specified items, including the cash settlement of unvested stock awards in 2024 resulting from acquisitions and lower amortization of acquired intangible assets, partially offset by lower revenue. After adjusting for specified items, the $6.20 increase in non-GAAP EPS was primarily due to the aforementioned Acquired IPRD charges in 2024 and lower revenue.

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

The United States and other countries have recently imposed, and may continue to impose, new tariffs. While pharmaceuticals are largely exempt from the recently imposed U.S. tariffs, such exemptions may be terminated or may not apply to any future tariffs. Additionally, pharmaceuticals are not exempt from certain tariffs recently imposed outside of the United States. We continue to evaluate the impacts of tariffs on our business and results of operations, and it is possible that these changes may result in a material impact on our business and results of operations.

Additionally, in connection with the IRA, the following changes have been made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases after December 31, 2022. Furthermore, countries are in the process of enacting changes to their tax laws to implement the agreement by the OECD to establish a global minimum tax. See risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins”, “—We could lose market exclusivity of a product earlier than expected”, “—We could experience difficulties, delays and disruptions in our supply chain as well as in the manufacturing, distribution and sale of our products” and “—Changes to tax regulations could negatively impact our earnings” in our 2024 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2025 as of April 24, 2025:

Product	Date	Approval

Opdivo + Yervoy	April 2025	FDA approval of Opdivo + Yervoy as a first-line treatment of adult patients with unresectable or metastatic HCC.

Opdivo + Yervoy	April 2025	FDA approval of Opdivo + Yervoy as a first-line treatment of adult and pediatric patients with unresectable or metastatic microsatellite instability-high or mismatch repair deficient CRC.

Camzyos	March 2025	Japan’s Ministry of Health Labour and Welfare approval of Camzyos for the treatment of oHCM.

Breyanzi	March 2025	EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL after two or more lines of systemic therapy.

Opdivo + Yervoy	March 2025	EC approval of Opdivo + Yervoy for the first-line treatment of adult patients with unresectable or advanced HCC.

Augtyro	February 2025	EC approval for Augtyro as a treatment for adult patients with ROS1-positive NSCLC and for adult and pediatric patients 12 years of age and older with NTRK-positive solid tumors.

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the first quarter of 2025.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended March 31,
Dollars in millions	2025	2024	% Change	Foreign Exchange(c)
United States	$7,873	$8,476	(7)%	—%
International(a)	3,110	3,190	(3)%	(4)%
Other(b)	218	199	10%	—%
Total revenues	$11,201	$11,865	(6)%	(1)%
(a)    Includes Puerto Rico.
(b)    Includes royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(c)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues decreased 7% during the first quarter of 2025. Demand increased across the Growth Portfolio and Eliquis, which was offset by the impact of generics on Revlimid, Sprycel and Abraxane. Additionally, U.S. revenues were impacted by the redesign of the Medicare Part D program primarily attributed to Eliquis. Average U.S. net selling prices decreased 8% compared to the same period a year ago.

International

•International revenues decreased 3% during the first quarter of 2025, primarily due to foreign exchange impacts. Excluding the impacts of foreign exchange, international revenues increased 2%, primarily due to higher demand for the Growth Portfolio and Eliquis, partially offset by generic erosion within the Legacy Portfolio including Revlimid and Pomalyst.

No single country outside the U.S. contributed more than 10% of total revenues during the first quarter of 2025. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in millions	2025	2024	% Change
Gross product sales	$19,874	$19,295	3%
GTN adjustments
Charge-backs and cash discounts	(2,958)	(2,556)	16%
Medicaid and Medicare rebates	(3,840)	(3,084)	25%
Other rebates, returns, discounts and adjustments	(2,190)	(2,096)	4%
Total GTN adjustments	(8,988)	(7,736)	16%
Net product sales	$10,886	$11,559	(6)%

GTN adjustments percentage	45%	40%	5%
U.S.	51%	45%	6%
Non-U.S.	21%	21%	—%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $289 million and $80 million for the three months ended March 31, 2025 and 2024, respectively. The reductions to provisions recognized in 2025 primarily relate to lower than expected Medicaid utilization.

GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel rebates and mix, including the impact of the redesign of the Medicare Part D program, which requires manufacturers to be responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached.

Product Revenues

	Three Months Ended March 31,
Dollars in millions	2025	2024	% Change
Growth Portfolio
Opdivo	$2,265	$2,078	9%
U.S.	1,332	1,155	15%
Non-U.S.	933	923	1%

Opdivo Qvantig	9	—	N/A
U.S.	8	—	N/A
Non-U.S.	—	—	N/A

Orencia	770	798	(4)%
U.S.	555	572	(3)%
Non-U.S.	215	226	(5)%

Yervoy	624	583	7%
U.S.	394	368	7%
Non-U.S.	230	215	7%

Reblozyl	478	354	35%
U.S.	390	293	33%
Non-U.S.	89	61	44%

Opdualag	252	206	23%
U.S.	228	198	15%
Non-U.S.	25	8	>200%

Breyanzi	263	107	146%
U.S.	204	87	133%
Non-U.S.	60	20	>200%

Camzyos	159	84	89%
U.S.	126	77	63%
Non-U.S.	33	7	>200%

Zeposia	107	110	(3)%
U.S.	61	72	(16)%
Non-U.S.	46	38	22%

Abecma	103	82	26%
U.S.	59	52	13%
Non-U.S.	45	30	47%

Sotyktu	55	44	27%
U.S.	32	34	(5)%
Non-U.S.	23	10	138%

Krazati	48	21	125%
U.S.	44	21	116%
Non-U.S.	4	—	>200%

Cobenfy	27	—	N/A
U.S.	27	—	N/A
Non-U.S.	—	—	N/A

	Three Months Ended March 31,
Dollars in millions	2025	2024	% Change
Growth Portfolio (cont.)
Other Growth Products(a)	403	325	24%
U.S.	174	154	13%
Non-U.S.	229	171	34%

Total Growth Portfolio	$5,563	$4,792	16%
U.S.	3,633	3,083	18%
Non-U.S.	1,930	1,709	13%

Legacy Portfolio
Eliquis	$3,565	$3,720	(4)%
U.S.	2,646	2,821	(6)%
Non-U.S.	919	899	2%

Revlimid	936	1,669	(44)%
U.S.	809	1,453	(44)%
Non-U.S.	127	216	(41)%

Pomalyst/Imnovid	658	865	(24)%
U.S.	537	597	(10)%
Non-U.S.	122	268	(55)%

Sprycel	175	374	(53)%
U.S.	126	282	(56)%
Non-U.S.	49	92	(47)%

Abraxane	105	217	(52)%
U.S.	40	145	(72)%
Non-U.S.	65	72	(10)%

Other Legacy Products(b)	199	228	(12)%
U.S.	82	95	(14)%
Non-U.S.	116	133	(10)%

Total Legacy Portfolio	$5,638	$7,073	(20)%
U.S.	4,240	5,393	(21)%
Non-U.S.	1,398	1,680	(17)%

Total Revenues	$11,201	$11,865	(6)%
U.S.	7,873	8,476	(7)%
Non-U.S.(c)	3,328	3,389	(2)%

(a)    Includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)    Includes international and other.

Growth Portfolio

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. It has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC, HCC and various gastric and esophageal cancers.

•U.S. revenues increased 15% during the first quarter of 2025 primarily due to prior year changes in sales channel inventory and timing of customer orders and higher average net selling prices in 2025.

•International revenues increased 1% during the first quarter of 2025 primarily due to higher demand for core indications and additional indication launches, partially offset by foreign exchange impacts of 6%. Excluding foreign exchange impacts, revenues increased 7%.

Opdivo Qvantig (nivolumab and hyaluronidase-nvhy) — is a subcutaneously administered PD-1 inhibitor indicated for most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib. Opdivo Qvantig was launched in the U.S. and Puerto Rico in January 2025.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA. It has indications for (i) reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and (ii) for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

•U.S. revenues decreased 3% during the first quarter of 2025 primarily due to lower average net selling prices, partially offset by higher demand.

•International revenues decreased 5% during the first quarter of 2025 primarily due to foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues decreased 1%.

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

•U.S. revenues increased 7% during the first quarter of 2025 primarily due to higher demand.

•International revenues increased 7% during the first quarter of 2025 primarily due to higher demand as a result of additional indication launches and continued strength in core indications, partially offset by foreign exchange impacts of 6%. Excluding foreign exchange impacts, revenues increased 12%.

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

•U.S. revenues increased 33% during the first quarter of 2025 primarily due to higher demand.

•International revenues increased 44% during the first quarter of 2025 primarily due to higher demand, partially offset by foreign exchange impacts of 5%. Excluding foreign exchange impacts, revenues increased 49%.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 15% during the first quarter of 2025 primarily due to higher demand.

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

•U.S. revenues increased 133% during the first quarter of 2025 primarily due to higher demand enabled by expanded manufacturing capacity, new indication launches and higher average net selling prices.

•International revenues increased by over 200% during the first quarter of 2025 primarily due to higher demand driven by new indication launches.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms.

•U.S. revenues increased 63% during the first quarter of 2025, primarily due to higher demand.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues decreased 16% during the first quarter of 2025 primarily due to lower demand.

•International revenues increased 22% during the first quarter of 2025 primarily due to higher demand, partially offset by foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 26%.

Abecma (idecabtagene vicleucel) — is a BCMA genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues increased 13% during the first quarter of 2025 primarily due to higher average net selling prices and higher demand, partially offset by increased competition in BCMA targeted therapies.

•International revenues increased 47% during the first quarter of 2025 primarily due to higher demand driven by new launches in Europe, partially offset by foreign exchange impacts of 6%. Excluding foreign exchange impacts, revenues increased 54%.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•U.S. revenues decreased 5% during the first quarter of 2025 primarily due to lower average net selling prices, partially offset by higher demand.

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

•U.S. revenues increased 116% during the first quarter of 2025, primarily due to higher demand.

Cobenfy (xanomeline and trospium chloride) – a combination of xanomeline, a M1/M4 muscarinic agonist, and trospium chloride, a peripheral muscarinic antagonist, indicated for the treatment of schizophrenia in adults. Cobenfy was approved by the FDA in September 2024 and launched in October 2024.

Other growth products — includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.

Legacy Portfolio

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues decreased 6% during the first quarter of 2025 primarily due to lower average net selling prices, partially offset by higher demand. Lower average net selling prices in the first quarter of 2025 is driven by the redesign of the Medicare Part D program.

•International revenues increased 2% during the first quarter of 2025 primarily due to higher demand, partially offset by foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased 5%.

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

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant. Revlimid has received approvals for several indications in hematological malignancies including lymphoma and MDS.

•U.S. revenues decreased 44% during the first quarter of 2025 primarily due to lower demand driven by generic erosion and lower average net selling prices.

•International revenues decreased 41% during the first quarter of 2025 primarily due to lower demand driven by generic erosion and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues decreased 39%.

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

•U.S. revenues decreased 10% during the first quarter of 2025 primarily due to lower average net selling prices.

•International revenues decreased 55% during the first quarter of 2025 primarily due to generic erosion and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased 53%.

•Generic pomalidomide products entered the EU market in August 2024 and are expected to enter the U.S market in March 2026.

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

•U.S. revenues decreased 56% during the first quarter of 2025 primarily due to lower demand driven by generic erosion.

•International revenues decreased 47% during the first quarter of 2025 primarily due to lower demand driven by generic erosion, lower average net selling prices, and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues decreased 43%.

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

•U.S. revenues decreased 72% during the first quarter of 2025 primarily due to lower demand driven by generic erosion.

Other legacy products — includes other mature brands.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— SEC Consent Order" in our 2024 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of March 31, 2025, for our U.S. distribution channels, and as of December 31, 2024, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 85% of total gross sales of U.S. products during the three months ended March 31, 2025. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the three months ended March 31, 2025 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in millions	2025	2024	% Change
Cost of products sold(a)	$3,033	$2,932	3%
Selling, general and administrative	1,584	2,367	(33)%
Research and development	2,257	2,695	(16)%
Acquired IPRD	188	12,949	(99)%
Amortization of acquired intangible assets	830	2,357	(65)%
Other (income)/expense, net	339	81	>200%
Total Expenses	$8,230	$23,381	(65)%
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $101 million in the first quarter of 2025 primarily due to product mix.

Selling, General and Administrative

Selling, general and administrative expense decreased by $783 million in the first quarter of 2025, primarily due to the cash settlement of unvested stock awards and other acquisition-related expenses of $372 million in 2024 and impacts of our strategic productivity initiatives in 2025.

Research and Development

Research and development expense decreased by $438 million in the first quarter of 2025, primarily due to the cash settlement of unvested stock awards and other acquisition-related expenses of $348 million in 2024 and impacts of our strategic productivity initiatives in 2025.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Karuna asset acquisition (Note 4)	$—	$12,122
SystImmune upfront fee (Note 3)	—	800
BioArctic upfront fee (Note 4)	100	—
Evotec designation and opt-in license fees	83	25
Other	5	2
Acquired IPRD	$188	$12,949

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $1.5 billion in the first quarter of 2025 primarily due to the lower amortization expense related to Revlimid. The Revlimid acquired marketed product right was fully amortized in the fourth quarter of 2024.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $258 million as discussed below.

	Three Months Ended March 31,
Dollars in millions	2025	2024
Interest expense	$494	$425
Royalty income - divestitures	(272)	(271)
Royalty and licensing income	(259)	(161)
Provision for restructuring	133	220
Investment income	(138)	(183)
Integration expenses	41	71
Litigation and other settlements	257	2
Acquisition expenses	2	49
Equity investment (gain)/losses	78	(102)
Other	3	31
Other (income)/expense, net	$339	$81

•Interest expense increased in the first quarter of 2025 due to additional borrowings issued in 2024. Refer to "Item 1. Financial Statements—Note 10. Financing Arrangements" for further information.
•Royalty income increased in the first quarter of 2025 primarily due to contingent milestones and higher royalties. BMS will receive royalty payments associated with its divested diabetes business through December 31, 2025. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including the plans discussed further in "Item 1. Financial Statements—Note 6. Restructuring".
•Investment income decreased in the first quarter of 2025 due to lower interest rates and cash balances.
•Litigation and other settlements includes amounts related to pricing, sales and promotional practices disputes. Refer to "Item 1. Financial Statements— Note 18. Legal Proceedings and Contingencies" for further information.
•Acquisition expenses primarily includes investment banking and professional advisory fees.
•Equity investments generated losses in 2025 compared to gains in 2024. Losses recognized in the first quarter of 2025 were primarily related to equity investments without a readily determinable fair value. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.

Income Taxes

	Three Months Ended March 31,
Dollars in millions	2025	2024
Earnings/(Loss) before income taxes	$2,971	$(11,516)
Income tax provision	509	392
Effective tax rate	17.1%	(3.4)%

Impact of specified items	(2.1)%	(5.6)%
Effective tax rate excluding specified items	15.1%	(9.0)%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by jurisdictional earnings mix and certain discrete adjustments. The effective tax rate for the three months ended March 31, 2024 includes the impact of a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from acquisition-related equity awards, (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), and (x) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on April 24, 2025 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in millions	2025	2024

Inventory purchase price accounting adjustments	$13	$8
Site exit and other costs	2	14
Cost of products sold	14	22

Acquisition related charges(a)	—	372
Site exit and other costs	1	6
Selling, general and administrative	1	378

Acquisition related charges(a)	—	348
Site exit and other costs	21	1
Research and development	21	349

Amortization of acquired intangible assets	830	2,357

Interest expense(b)	(12)	(13)
Provision for restructuring	133	220
Integration expenses	41	71
Litigation and other settlements	246	—
Acquisition expenses	2	49
Equity investment (gain)/losses	77	(102)
Other	2	10
Other (income)/expense, net	489	235

Increase to pretax income	1,356	3,341

Income taxes on items above	(143)	(340)

Increase to net earnings	$1,212	$3,001
(a) Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b) Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in millions, except per share data	2025	2024
Net earnings/(loss) attributable to BMS
GAAP	$2,456	$(11,911)
Specified items	1,212	3,001
Non-GAAP	$3,668	$(8,910)

Weighted-average common shares outstanding – diluted	2,040	2,023

Diluted earnings/(loss) per share attributable to BMS
GAAP	$1.20	$(5.89)
Specified items	0.59	1.49
Non-GAAP	$1.80	$(4.40)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2025	December 31, 2024
Cash and cash equivalents	$10,875	$10,346
Marketable debt securities – current	907	513
Marketable debt securities – non-current	344	320
Total cash, cash equivalents and marketable debt securities	12,126	11,179
Short-term debt obligations	(3,554)	(2,046)
Long-term debt	(46,157)	(47,603)
Net debt position	$(37,584)	$(38,470)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the first quarter of 2025, our net debt position decreased by $886 million primarily driven by cash provided by operations of $2.0 billion, partially offset by dividend payments of $1.3 billion.

Under our commercial paper program, we may issue a maximum of $5.0 billion of unsecured notes that have maturities of not more than 365 days from the date of issuance.

As of December 31, 2024, we had a five-year $5.0 billion revolving credit facility expiring in January 2030, which is extendable annually by one year with the consent of the lenders. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under any revolving credit facility as of March 31, 2025 and December 31, 2024.

Dividend payments were $1.3 billion during the three months ended March 31, 2025. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in millions	2025	2024
Cash flow provided by/(used in):
Operating activities	$1,954	$2,834
Investing activities	(499)	(19,618)
Financing activities	(993)	14,644

Operating Activities

The $880 million decrease in cash provided by operating activities compared to 2024, was primarily due to higher U.S. GTN payments, partially offset by customer collections.

Investing Activities

The $19.1 billion change in cash used in investing activities compared to 2024 was due to higher acquisition-related payments of $20.0 billion in 2024, partially offset by lower net proceeds from marketable debt securities of $889 million.

Financing Activities

The $15.6 billion change in cash provided by financing activities compared to 2024 was primarily due to net debt borrowings of $15.6 billion in 2024 to fund our acquisitions.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the first quarter of 2025 as of April 24, 2025:

Product	Indication	Date	Developments

Augtyro	NSCLC and Solid Tumor	February 2025
Announced EC approval of Augtyro as a treatment for ROS1 TKI-naïve and –pre-treated adult patients with ROS1-positive advanced NSCLC and for the treatment of adult and pediatric patients 12 years of age and older with advanced solid tumors expressing a NTRK gene fusion, and who have received a prior NTRK inhibitor, or have not received a prior NTRK inhibitor and treatment options not targeting NTRK provided limited clinical benefit, or have been exhausted. The approval is based on results from the TRIDENT-1 and CARE trials.

Breyanzi	FL	March 2025
Announced EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL after two or more lines of systemic therapy. This approval is based on results from the global, Phase II TRANSCEND FL study, the largest clinical trial to date to evaluate a CAR-T cell therapy in patients with relapsed or refractory indolent NHL, including FL.

	MZL	February 2025
Announced positive topline results from the Phase II TRANSCEND FL trial evaluating Breyanzi in adult patients with relapsed or refractory indolent B-cell NHL, in which the trial met its primary endpoint of overall response rate in the MZL cohort. The trial also met the key secondary endpoint of complete response rate.

Camzyos	nHCM	April 2025
Announced that the Phase III ODYSSEY-HCM trial evaluating Camzyos for the treatment of adult patients with symptomatic New York Heart Association class II-III nHCM did not meet its dual primary endpoints.

	oHCM	April 2025
The FDA updated the U.S. Prescribing Information for Camzyos, simplifying treatment for patients and physicians by reducing the required echo monitoring for eligible patients in the maintenance phase and expanding patient eligibility by reducing contraindications.

March 2025
Announced that Japan’s Ministry of Health, Labour and Welfare granted manufacturing and marketing approval for Camzyos for the treatment of adults with oHCM. This approval is based on results from the global Phase III EXPLORER-HCM study and the Japan Phase III HORIZON-HCM study.

February 2025
In EU, following an opinion from the CHMP of the EMA, Camzyos received a label update to reduce the frequency of required echocardiography monitoring once a patient treated for oHCM is on a stable dose. In addition, the company has an April PDUFA goal date from the FDA in the same setting.

Cobenfy	Schizophrenia	April 2025
Announced that the Phase III ARISE trial evaluating Cobenfy as an adjunctive treatment to atypical antipsychotics in adults with schizophrenia did not meet the threshold for statistical significance for the primary endpoint.

Opdivo	NSCLC	March 2025
Announced that the CHMP of the EMA has recommended approval of Opdivo, in combination with platinum-based chemotherapy as neoadjuvant treatment, followed by Opdivo as monotherapy as adjuvant treatment after surgical resection for the treatment of resectable NSCLC at high risk of recurrence in adult patients whose tumors have PD-L1 expression ≥1%. The CHMP adopted a positive opinion based on results from the CheckMate -77T trial, in which the perioperative regimen of neoadjuvant Opdivo with chemotherapy followed by surgery and adjuvant Opdivo monotherapy demonstrated statistically significant and clinically meaningful improvement in event-free survival, the study’s primary endpoint.

February 2025
Announced that the results from the Phase III CheckMate -816 study evaluating Opdivo in combination with platinum-doublet chemotherapy as a neoadjuvant treatment for adult patients with resectable NSCLC, showed a statistically significant and clinically meaningful improvement in the key secondary endpoint of overall survival compared to neoadjuvant chemotherapy alone.

Product	Indication	Date	Developments

Opdivo Qvantig	Multiple Indications	March 2025
Announced that the CHMP of the EMA has recommended approval of Opdivo Qvantig injection for subcutaneous use, in most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib. This recommendation is based primarily on results from the Phase III CheckMate -67T trial which demonstrated noninferiority in the co-primary endpoints of Cavgd28 (time-averaged Opdivo serum concentration over 28 days) and Cminss (trough serum concentration at steady state) and consistent efficacy in the secondary endpoint of ORR for the subcutaneous formulation of Opdivo vs. its intravenous formulation.

Opdivo + Yervoy	CRC	April 2025
Announced FDA approval of Opdivo + Yervoy as a first-line treatment of adult and pediatric patients 12 years and older with unresectable or metastatic instability-high or mismatch repair deficient CRC. This approval is based on the Phase III CheckMate -8HW trial. This approval, granted more than two months ahead of the June 23, 2025 PDUFA goal date, follows the FDA's prior decision to grant the application Breakthrough Therapy Designation and Priority Review status.

	HCC	April 2025
Announced FDA approval of Opdivo + Yervoy as a first-line treatment for adult patients with unresectable or metastatic HCC. This approval is based on the results from the global Phase III CheckMate-9DW trial.

March 2025
Announced EC approval of Opdivo + Yervoy for the first-line treatment of adult patients with unresectable or advanced HCC. The approval is based on results from the CheckMate -9DW study, in which the dual immunotherapy treatment led to a statistically significant and clinically meaningful improvement in overall survival, the clinical trial's primary endpoint.

Opdualag	Melanoma	February 2025
Announced that the Phase III RELATIVITY-098 trial evaluating Opdualag for the adjuvant treatment of patients with completely resected stage III-IV melanoma did not meet its primary endpoint of recurrence-free survival. The safety profile of Opdualag observed in this analysis was consistent with the known profiles of nivolumab and relatlimab.

Sotyktu	Plaque Psoriasis	February 2025
Announced new five-year results from the POETYK PSO long-term extension trial of Sotyktu treatment in adult patients with moderate-to-severe plaque psoriasis, in which the safety profile of Sotyktu remained consistent through five years with more than 5,000 patient-years of exposure in the trial, with no new safety signals identified. In patients who were treated continuously with Sotyktu, clinical response rates were maintained from Year 1 to Year 5, including Psoriasis Area and Severity Index (PASI) 75, PASI 90 and static Physician’s Global Assessment (sPGA) 0/1 (clear/almost clear).

	PsA	March 2025
Announced positive data from the pivotal Phase III POETYK PsA-2 trial evaluating the efficacy and safety of Sotyktu in adults with active PsA. The trial met its primary endpoint, with a significantly greater proportion of Sotyktu-treated patients achieving ACR20 response (at least a 20 percent improvement in signs and symptoms of disease) after 16 weeks of treatment compared with placebo (54.2% versus 39.4%, respectively). Additionally, treatment with Sotyktu met important secondary endpoints across PsA disease activity at Week 16, demonstrating improvement across clinical signs and symptoms, extra-articular manifestations and patient-reported outcomes. The overall safety profile of Sotyktu through 16 weeks of treatment was consistent with that established in a Phase II PsA clinical trial and Phase III moderate-to-severe plaque psoriasis clinical trials.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2025. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2024 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2024 Form 10-K. There have been no material changes to our market risk during the three months ended March 31, 2025.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
January 1 to 31, 2025	25,240	$56.91	—	$5,014
February 1 to 28, 2025	46,917	$57.79	—	$5,014
March 1 to 31, 2025	2,488,914	$63.00	—	$5,014
Three months ended March 31, 2025	2,561,071		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. From time to time thereafter, the Board approved additional share repurchase authorizations totaling an amount of $25.0 billion, including the most recent authorization of $3.0 billion in December 2023. The remaining share repurchase capacity under the program was $5.0 billion as of March 31, 2025. Our share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10a.	Form of 2025 Performance Share Units Award Agreement under the 2021 Stock Award and Incentive Plan (filed herewith).
10b.	Form of 2025 Market Share Units Award Agreement under the 2021 Stock Award and Incentive Plan (filed herewith).
10c.	Form of 2025 Restricted Stock Units Award Agreement with three-year, four-year, or five-year prorated vesting under the 2021 Stock Award and Incentive Plan (filed herewith).
10d.	Form of 2025 Restricted Stock Units Award Agreement with three-year cliff vesting under the 2021 Stock Award and Incentive Plan (filed herewith).
10e.	Form of 2025 Restricted Stock Units Award Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).
10f.	Form of 2025 Restricted Stock Units Award Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).
10g.	Bristol-Myers Squibb Company Severance Benefits Plan (filed herewith).
31a.	Section 302 Certification Letter (filed herewith).
31b.	Section 302 Certification Letter (filed herewith).
32a.	Section 906 Certification Letter (furnished herewith).
32b.	Section 906 Certification Letter (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024	MDS	myelodysplastic syndromes
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of senior unsecured notes issued by BMS in February 2024	Merck	Merck & Co.
2seventy bio	2seventy bio, Inc.	Mirati	Mirati Therapeutics, Inc.
aGVHD	acute graft-versus-host disease	MPM	malignant pleural mesothelioma
ADC	antibody-drug conjugate	MTA	Methylthioadenosine
ADP	adenosine diphosphate	MZL	marginal zone lymphoma
ANDA	Abbreviated New Drug Application	NDA	New Drug Application
AOCI	Accumulated other comprehensive loss	nHCM	Nonobstructive Hypertrophic Cardiomyopathy
BCMA	B-cell maturation antigen-directed	NHL	Non-Hodgkin's Lymphoma
BioArctic	BioArctic AB	NKT	natural killer T
CAR-T	chimeric antigen receptor T-cell	NSCLC	non-small cell lung cancer
Celgene	Celgene Corporation	NTRK	Neurotrophic Tropomyosin Receptor Kinase
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Nimbus	Nimbus Therapeutics
CGDP	Coverage Gap Discount Program	NVAF	non-valvular atrial fibrillation
CHMP	Committee for Medicinal Products for Human Use	OECD	Organization for Economic Co-operation and Development
CLL	Chronic Lymphocytic Leukemia	oHCM	Obstructive Hypertrophic Cardiomyopathy
CML	chronic myeloid leukemia	Ono	Ono Pharmaceutical Co., Ltd
CRC	colorectal carcinoma	PD-1	programmed cell death protein 1
CTLA4	Cytotoxic T-lymphocyte Antigen-4	PD-LI	programmed death-ligand 1
CVR	Contingent value right	PDUFA	Prescription Drug User Fee Act
DLBCL	Diffuse Large B-cell Lymphoma	PE	pulmonary embolism
DVT	deep vein thrombosis	PRMT5	protein arginine methyltransferase 5
EC	European Commission	PsA	psoriatic arthritis
EMA	European Medicines Agency	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended March 31, 2025
EPS	earnings per share	R&D	research and development
EU	European Union	RA	rheumatoid arthritis
Exchange Act	the Securities Exchange Act of 1934	RayzeBio	RayzeBio, Inc.
FASB	Financial Accounting Standards Board	RCC	renal cell carcinoma
FDA	U.S. Food and Drug Administration	RDFV	readily determinable fair values
FL	follicular lymphoma	REMS	risk evaluation and mitigation strategy
GAAP	generally accepted accounting principles	Roche	F. Hoffman-La Roche & Co.
GTN	gross-to-net	RPT	radiopharmaceutical therapeutics
HCC	hepatocellular carcinoma	RS	ring sideroblast
HCM	hypertrophic cardiomyopathy	Sanofi	Sanofi S.A.
HHS	Health and Human Services	SEC	U.S. Securities and Exchange Commission
IPRD	in-process research and development	SLL	Small Lymphocytic Lymphoma
IRA	Inflation Reduction Act of 2022	SPC	Supplementary Protection Certificate
IRS	Internal Revenue Service	SystImmune	SystImmune, Inc.
JIA	juvenile idiopathic arthritis	TCJA	Tax Cuts and Jobs Act
Karuna	Karuna Therapeutics, Inc.	UC	ulcerative colitis
KRAS	Kirsten rat sarcoma	UK	United Kingdom
LBCL	Large B-cell Lymphoma	U.S.	United States
MCL	mantle cell lymphoma	VAT	value added tax

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 24, 2025	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph. D. Chair of the Board and Chief Executive Officer

Date:	April 24, 2025	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer