Form 10-Q
period 2025-06-30
BRISTOL MYERS SQUIBB CO
filed 2025-07-31
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
At July 24, 2025, there were 2,035,435,838 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2025

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	50

Item 4.
Controls and Procedures	50

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	50

Item 1A.
Risk Factors	50

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 5.
Other Information	51

Item 6.
Exhibits	52

Summary of Abbreviated Terms	53
Signatures	54
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product sales	$11,909	$11,925	$22,794	$23,484
Alliance and other revenues	360	276	676	582
Total Revenues	12,269	12,201	23,470	24,066

Cost of products sold(a)	3,372	3,267	6,404	6,199
Selling, general and administrative	1,713	1,928	3,297	4,295
Research and development	2,580	2,899	4,837	5,594
Acquired IPRD	1,508	132	1,695	13,081
Amortization of acquired intangible assets	830	2,416	1,660	4,773
Other (income)/expense, net	494	273	833	354
Total Expenses	10,496	10,915	18,726	34,296

Earnings/(Loss) before income taxes	1,773	1,286	4,744	(10,230)
Income tax provision/(benefit)	460	(398)	969	(6)
Net earnings/(loss)	1,313	1,684	3,775	(10,224)
Noncontrolling interest	2	4	9	7
Net earnings/(loss) attributable to BMS	$1,310	$1,680	$3,766	$(10,231)

Earnings/(Loss) per common share:
Basic	$0.64	$0.83	$1.85	$(5.05)
Diluted	0.64	0.83	1.85	(5.05)
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings/(loss)	$1,313	$1,684	$3,775	$(10,224)
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(228)	54	(443)	245
Pension and postretirement benefits	2	(64)	3	(51)
Marketable debt securities	1	—	1	(2)
Foreign currency translation	95	(46)	122	(102)
Total other comprehensive income/(loss)	(130)	(56)	(316)	90

Comprehensive income/(loss)	1,183	1,628	3,459	(10,134)
Comprehensive income attributable to noncontrolling interest	2	4	9	7
Comprehensive income/(loss) attributable to BMS	$1,181	$1,624	$3,450	$(10,141)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$12,599	$10,346
Marketable debt securities	1,004	513
Receivables	11,415	10,747
Inventories	2,737	2,557
Other current assets	5,466	5,617
Total Current assets	33,222	29,780
Property, plant and equipment	7,373	7,136
Goodwill	21,776	21,719
Other intangible assets	21,378	23,307
Deferred income taxes	4,647	4,236
Marketable debt securities	346	320
Other non-current assets	5,936	6,105
Total Assets	$94,676	$92,603

LIABILITIES
Current liabilities:
Short-term debt obligations	$4,715	$2,046
Accounts payable	5,427	3,602
Other current liabilities	17,386	18,126
Total Current liabilities	27,528	23,774
Deferred income taxes	247	369
Long-term debt	44,470	47,603
Other non-current liabilities	4,942	4,469
Total Liabilities	77,187	76,215

Commitments and Contingencies (see Note 18)

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	46,134	46,024
Accumulated other comprehensive loss	(1,554)	(1,238)
Retained earnings	16,154	14,912
Less cost of treasury stock	(43,590)	(43,655)
Total BMS Shareholders’ equity	17,435	16,335
Noncontrolling interest	54	53
Total Equity	17,489	16,388
Total Liabilities and Equity	$94,676	$92,603
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net earnings/(loss)	$3,775	$(10,224)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	2,023	5,128
Deferred income taxes	(214)	(1,042)
Stock-based compensation	281	258
Impairment charges	318	871
Divestiture gains and royalties	(585)	(550)
Acquired IPRD	1,695	13,081
Equity investment (gains)/losses, net	100	(209)
Contingent consideration fair value adjustments	336	—
Other adjustments	(2)	20
Changes in operating assets and liabilities:
Receivables	(469)	(540)
Inventories	(165)	(443)
Accounts payable	(72)	41
Rebates and discounts	254	70
Income taxes payable	(567)	(1,033)
Other	(837)	(268)
Net cash provided by operating activities	5,871	5,160
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	744	822
Purchase of marketable debt securities	(1,257)	(358)
Proceeds from sales of equity investments	12	60
Capital expenditures	(621)	(546)
Divestiture and other proceeds	513	511
Acquisition and other payments, net of cash acquired	(363)	(21,426)
Net cash used in investing activities	(972)	(20,937)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt obligations	—	2,987
Repayments of short-term debt obligations	—	(2,731)
Other short-term financing obligations, net	426	409
Proceeds from issuance of long-term debt	—	12,883
Repayments of long-term debt	(643)	(395)
Dividends	(2,520)	(2,429)
Stock option proceeds and other, net	(92)	(103)
Net cash (used in)/provided by financing activities	(2,829)	10,621
Effect of exchange rates on cash, cash equivalents and restricted cash	194	(67)
Increase/(decrease) in cash, cash equivalents and restricted cash	2,264	(5,223)
Cash, cash equivalents and restricted cash at beginning of period	10,347	11,519
Cash, cash equivalents and restricted cash at end of period	$12,611	$6,296
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2025 and December 31, 2024 and the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024 included in the 2024 Form 10-K. Beginning in the first quarter of 2025, the financial statement line item "Marketing, Selling and Administrative" included in the 2024 Form 10-K was changed to "Selling, General and Administrative", and such nomenclature continues to be used throughout this Quarterly Report. No changes were made to the corresponding definition. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

The following table represents the significant segment expenses regularly provided to the CEO:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Research(a)	$291	$336	$605	$720
Drug Development(b)	1,095	1,096	2,176	2,180
Other(c)	1,195	1,467	2,057	2,695
Research and development	$2,580	$2,899	$4,837	$5,594
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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Net product sales	$11,909	$11,925	$22,794	$23,484
Alliance revenues	119	116	208	250
Other revenues	241	160	468	332
Total Revenues	$12,269	$12,201	$23,470	$24,066

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Gross product sales	$22,181	$20,780	$42,054	$40,075
GTN adjustments(a)
Charge-backs and cash discounts	(3,407)	(2,843)	(6,365)	(5,399)
Medicaid and Medicare rebates	(4,516)	(3,864)	(8,356)	(6,948)
Other rebates, returns, discounts and adjustments	(2,348)	(2,148)	(4,538)	(4,244)
Total GTN adjustments(b)	(10,272)	(8,855)	(19,260)	(16,591)
Net product sales	$11,909	$11,925	$22,794	$23,484
(a)    Includes reductions/(increases) to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $42 million and $331 million for the three and six months ended June 30, 2025 and ($19 million) and $61 million for the three and six months ended June 30, 2024, respectively.
(b)    Includes U.S. GTN adjustments of $9.5 billion and $17.6 billion for the three and six months ended June 30, 2025 and $8.0 billion and $14.9 billion for the three and six months ended June 30, 2024, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Growth Portfolio
Opdivo	$2,560	$2,387	4,824	$4,465
Opdivo Qvantig	30	—	38	—
Orencia	963	948	1,733	1,746
Yervoy	728	630	1,351	1,213
Reblozyl	568	425	1,046	779
Opdualag	284	235	537	441
Breyanzi	344	153	607	260
Camzyos	260	139	419	223
Zeposia	150	151	257	261
Abecma	87	95	190	177
Sotyktu	70	53	126	97
Krazati	48	32	96	53
Cobenfy	35	—	62	—
Other Growth products(a)	470	348	874	673
Total Growth Portfolio	6,596	5,596	12,159	10,388
Legacy Portfolio
Eliquis	3,680	3,416	7,245	7,136
Revlimid	838	1,353	1,774	3,022
Pomalyst/Imnovid	708	959	1,366	1,824
Sprycel	120	424	295	798
Abraxane	105	231	210	448
Other Legacy products(b)	223	222	421	450
Total Legacy Portfolio	5,673	6,605	11,311	13,678
Total Revenues	$12,269	$12,201	$23,470	$24,066

United States	$8,519	$8,801	$16,392	$17,277
International(c)	3,481	3,224	6,590	6,414
Other(d)	270	176	488	375
Total Revenues	$12,269	$12,201	$23,470	$24,066
(a)    Includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)     Includes Puerto Rico.
(d)    Other revenues include alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $230 million and $674 million for the three and six months ended June 30, 2025 and $76 million and $258 million for the three and six months ended June 30, 2024, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Revenues from alliances:
Net product sales	$3,720	$3,470	$7,355	$7,232
Alliance revenues	119	116	208	250
Total alliance revenues	$3,840	$3,586	$7,563	$7,482

Payments to/(from) alliance partners:
Cost of products sold	$1,827	$1,692	$3,615	$3,517
Selling, general and administrative	(68)	(65)	(133)	(144)
Research and development	75	46	151	100
Acquired IPRD	1,500	80	1,500	880
Other (income)/expense, net	(10)	(102)	(22)	(114)

Dollars in millions	June 30, 2025	December 31, 2024
Selected alliance balance sheet information:
Receivables – from alliance partners	$218	$221
Accounts payable – to alliance partners	3,306	1,578
Deferred income – from alliances(a)	203	222
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2024 Form 10-K. Significant developments and updates related to alliances during the six months ended June 30, 2025 and 2024 are set forth below.

BioNTech

In June 2025, BMS and BioNTech entered into a global strategic collaboration for the co-development and co-commercialization of BNT327, a bispecific antibody targeting PD-L1 and VEGF-A, which is currently being evaluated in a Phase III clinical trial for ES-SCLC, a Phase II/III clinical trial for NSCLC and a Phase II clinical trial for TNBC. The companies will jointly develop and commercialize BNT327 as monotherapy and in combination with other assets. Both companies also have the right to independently develop BNT327 in further indications and combinations, including combinations of BNT327 with proprietary pipeline assets. Subject to certain exceptions, BMS and BioNTech will share equally in global profits and losses.

BMS will make an upfront payment to BioNTech of $1.5 billion, which was recorded as Acquired IPRD expense during the three months ended June 30, 2025 and is expected to be paid in the third quarter of 2025. BioNTech will also receive $2.0 billion in aggregate of anniversary payments, which will be payable beginning in 2026 through 2028, provided that there is no prior termination of the agreement by BMS, and up to $7.6 billion of contingent development, regulatory and sales-based milestones.

SystImmune

BMS and SystImmune are parties to a global strategic collaboration for the co-development and co-commercialization of izalontamab brengitecan (iza-bren or BL-B01D1), a bispecific topoisomerase inhibitor-based antibody drug conjugate, which is currently being evaluated in Phase I clinical trials for metastatic or unresectable NSCLC and other tumor types as well as a Phase II/III clinical trial for TNBC. BMS paid an upfront fee of $800 million, which was included in Acquired IPRD during the six months ended June 30, 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones.

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

Eisai

In June 2024, BMS and Eisai agreed to end the global strategic collaboration for the co-development and co-commercialization of MORAb-202 due to portfolio prioritization efforts within BMS. All rights and obligations for MORAb-202 were transferred to Eisai and BMS received $90 million as part of the termination, which was included in Other (income)/expense, net during the three months ended June 30, 2024.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Asset Acquisition

2seventy bio

On May 13, 2025, BMS completed the acquisition of 2seventy bio, which provides BMS with full U.S. rights to Abecma, a cell therapy for the treatment of adult patients with relapsed or refractory multiple myeloma. BMS acquired all of the issued and outstanding shares of 2seventy bio’s common stock for $5.00 per share in an all-cash transaction for total consideration of $287 million, or $114 million net of cash acquired. The transaction was accounted for as an asset acquisition as 2seventy bio did not meet the definition of a business, which requires inputs and processes that significantly contribute to the ability to create outputs. Net assets acquired primarily consisted of cash, right-of-use lease assets and liabilities, deferred tax assets and acquired marketed product rights for Abecma.

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
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Selling, general and administrative and $54 million expensed in Research and development during the six months ended June 30, 2024.

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The majority of the purchase price was allocated to a definite-lived Acquired marketed product right (Krazati) and indefinite-lived IPRD assets.

The results of operations and cash flows for 2seventy bio, Karuna, RayzeBio and Mirati were included in the consolidated financial statements commencing on their respective acquisition dates and were not material. Historical financial results of the acquired entities were not significant.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which is included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2025	2024	2025	2024	2025	2024
Diabetes business - royalties	$276	$265	$—	$—	$(286)	$(265)
Mature products and other	1	—	1	—	—	—
Total	$277	$265	$1	$—	$(286)	$(265)

	Six Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2025	2024	2025	2024	2025	2024
Diabetes business - royalties	$552	$496	$—	$—	$(558)	$(536)
Mature products and other	11	—	(7)	—	—	—
Total	$563	$496	$(7)	$—	$(558)	$(536)

Diabetes Business

As part of the BMS diabetes termination agreement with AstraZeneca, BMS receives royalty payments based on net sales, which amounts to 14% in 2025 and 15% in 2024. Payments will be received on net sales through December 31, 2025.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Keytruda* royalties	$(132)	$(137)	$(284)	$(270)
Tecentriq* royalties	(11)	(11)	(23)	(23)
Contingent milestone income	—	(25)	(40)	(25)
Amortization of deferred income	(12)	(12)	(24)	(24)
Other royalties and licensing income	(7)	(6)	(51)	(10)
Royalty and licensing income	$(162)	$(191)	$(421)	$(352)

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

In-license and other arrangements

Philochem

In June 2025, BMS and Philochem entered into a global exclusive license agreement for OncoACP3, a radiopharmaceutical therapeutic and diagnostic agent targeting prostate cancer. The diagnostic agent is currently being evaluated in a Phase I clinical trial. BMS will be responsible for the research, development, manufacturing and commercialization of OncoACP3 following the completion of specific agreed-upon development activities by Philochem.

The transaction includes an upfront payment of $350 million, which is expected to be expensed to Acquired IPRD in the third quarter of 2025. Philochem will be eligible to receive contingent development, regulatory and sales-based milestones up to $1.0 billion and royalties on global net sales. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions.

BioArctic

In February 2025, BMS obtained a global exclusive license from BioArctic for its PyroGlutamate-amyloid-beta antibody program, including BAN1503 and BAN2803, of which the latter includes BioArctic’s BrainTransporterTM technology and is being studied for the treatment of Alzheimer's Disease. BMS is responsible for development and commercialization worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. BioArctic has the option to co-commercialize in Denmark, Finland, Iceland, Norway, and Sweden. The transaction included an upfront payment of $100 million, which was included in Acquired IPRD during the six months ended June 30, 2025. BioArctic is eligible to receive contingent development, regulatory and sales-based milestones of up to $1.3 billion, as well as royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Interest expense	$485	$521	$979	$946
Royalty income - divestitures (Note 4)	(286)	(265)	(558)	(536)
Royalty and licensing income (Note 4)	(162)	(191)	(421)	(352)
Provision for restructuring (Note 6)	223	260	356	480
Investment income	(139)	(87)	(277)	(270)
Integration expenses (Note 6)	32	74	74	145
Litigation and other settlements	1	69	259	71
Acquisition expense	3	1	5	50
Equity investment (gain)/losses, net (Note 9)	22	(107)	100	(209)
Contingent consideration (Note 9)	336	—	336	—
Other	(21)	(2)	(19)	29
Other (income)/expense, net	$494	$273	$833	$354

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery, (ii) enhancing our commercial operating model, and (iii) establishing a more responsive manufacturing network. In 2025, BMS expanded the scope of activities supporting these key priorities. As a result, total charges for the 2023 Restructuring Plan are expected to be approximately $2.5 billion through 2027, with $1.4 billion incurred to date. The remaining charges consist primarily of employee termination costs and site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisitions of Celgene (2019), Mirati (2024), RayzeBio (2024), Karuna (2024) and 2seventy bio (2025). For these plans, the remaining charges of approximately $150 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
2023 Restructuring Plan	$231	$264	$374	$332
Celgene and Other Acquisition Plans	48	93	95	337
Total charges	$279	$357	$469	$669

Employee termination costs	$220	$260	$352	$477
Other termination costs	3	—	4	3
Provision for restructuring	223	260	356	480
Integration expenses	32	74	74	145
Accelerated depreciation	12	20	27	34
Asset impairments	10	—	18	2
Other shutdown costs, net	2	3	(5)	8
Total charges	$279	$357	$469	$669

Cost of products sold	$3	$3	$5	$17
Selling, general and administrative	3	6	5	12
Research and development	18	14	39	15
Other (income)/expense, net	255	334	421	625
Total charges	$279	$357	$469	$669

The following summarizes the charges and spending related to restructuring plan activities:

	Six Months Ended June 30,
Dollars in millions	2025	2024
Beginning balance	$297	$188
Provision for restructuring	356	480
Payments	(310)	(234)
Foreign currency translation and other	10	(3)
Ending balance	$353	$431

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Earnings/(Loss) before income taxes	$1,773	$1,286	$4,744	$(10,230)
Income tax provision/(benefit)	460	(398)	969	(6)
Effective tax rate	25.9%	(30.9)%	20.4%	0.1%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The change in the effective tax rate for the second quarter of 2025 was primarily driven by the release of income tax reserves related to the resolution of Celgene's 2017-2019 IRS audit in 2024 and jurisdictional earnings mix.

The year-to-date 2025 effective tax rate was primarily impacted by jurisdictional earnings mix and the impact of certain discrete adjustments.

The year-to-date 2024 effective tax rate was primarily impacted by a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna and $644 million related to the resolution of Celgene's 2017-2019 IRS audits. In addition, the effective tax rate was impacted by jurisdictional earnings mix.

Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the tax legislation code.

During the six months ended June 30, 2025 and 2024, income tax payments were $1.8 billion and $2.1 billion, including $991 million and $799 million, respectively, for the transition tax following the TCJA enactment.

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

It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2025 could decrease in the range of approximately $250 million to $290 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in millions, except per share data	2025	2024	2025	2024
Net earnings/(loss) attributable to BMS	$1,310	$1,680	$3,766	$(10,231)

Weighted-average common shares outstanding – basic	2,035	2,027	2,033	2,025
Incremental shares attributable to share-based compensation plans	3	2	6	—
Weighted-average common shares outstanding – diluted	2,038	2,029	2,039	2,025

Earnings/(Loss) per common share
Basic	$0.64	$0.83	$1.85	$(5.05)
Diluted	0.64	0.83	1.85	(5.05)

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was 23 million and 19 million for the three and six months ended June 30, 2025 and was 39 million and 44 million for the three and six months ended June 30, 2024, respectively.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2025			December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$8,189	$—	$—	$6,559	$—
Marketable debt securities
Certificates of deposit	—	800	—	—	308	—
Corporate debt securities	—	514	—	—	486	—
U.S. Treasury securities	—	36	—	—	39	—
Derivative assets	—	282	—	—	750	—
Equity investments	238	39	—	247	42	—
Derivative liabilities	—	301	—	—	247	—
Contingent consideration liability
Contingent value rights(a)	2	—	592	2	—	256
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements." The fair value of contingent value rights was estimated using a probability-weighted expected return method and was based on significant unobservable inputs, including the discount rate and the estimated probability and timing of achieving a specified regulatory milestone. During the three months ended June 30, 2025, the change in fair value of $336 million reflected revised assumptions primarily related to the probability of achieving the specified regulatory milestone and was recorded within Other (income)/expense, net.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2024 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of June 30, 2025 and December 31, 2024.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of June 30, 2025 and December 31, 2024.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	June 30, 2025	December 31, 2024
Equity investments with RDFV	$277	$289
Equity investments without RDFV	848	863
Limited partnerships and other equity method investments	581	598
Total equity investments	$1,706	$1,750

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Equity investments with RDFV
Net (gain)/loss recognized	$(4)	$(36)	$1	$(122)
Less: net (gain)/loss recognized on investments sold	2	—	5	1
Net unrealized (gain)/loss recognized on investments still held	(6)	(36)	(4)	(123)

Equity investments without RDFV
Upward adjustments	(11)	(11)	(11)	(21)
Net realized (gain)/loss recognized on investments sold	—	(36)	19	(36)
Impairments and downward adjustments	—	4	45	29

Limited partnerships and other equity method investments
Equity in net (income)/loss of affiliates	37	(28)	46	(59)

Total equity investment (gains)/losses	$22	$(107)	$100	$(209)

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of June 30, 2025 were $229 million and $140 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in AOCL and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of June 30, 2025, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax losses of $156 million into Cost of products sold for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.5 billion for the euro contracts and $1.2 billion for the Japanese yen contracts as of June 30, 2025.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $584 million as of June 30, 2025.

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

Net Investment Hedges

Cross-currency swap contracts of $707 million as of June 30, 2025 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $362 million and the euro of $345 million as of June 30, 2025. Foreign currency forward contracts and zero-cost collar contracts are also designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. As of June 30, 2025, the notional amounts for both of these contracts were zero.

During the three and six months ended June 30, 2025, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

Fair Value Hedges

Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability in the consolidated balance sheets. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as an adjustment to interest expense over the remaining term of the debt.

Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in investing activities.

The following table summarizes the fair value and the notional values of outstanding derivatives:

	June 30, 2025				December 31, 2024
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$4,626	$68	$2,296	$(151)	$6,428	$424	$43	$—
Cross-currency swap contracts	584	74	—	—	584	26	626	(30)
Designated as net investment hedges
Foreign currency exchange contracts	—	—	—	—	185	17	—	—
Cross-currency swap contracts	308	5	398	(53)	361	23	346	(7)
Designated as fair value hedges
Interest rate swap contracts	3,300	49	1,255	(7)	1,500	10	1,955	(20)
Not designated as hedges
Foreign currency exchange contracts	2,855	69	3,077	(90)	5,749	250	5,243	(173)
Total return swap contracts(c)	452	17	—	—	—	—	443	(17)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedges:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign exchange contracts	$13	$8	$(13)	$24
Cross-currency swap contracts	—	(76)	—	(126)
Interest rate swap contracts	—	—	—	(1)
Forward interest rate contracts	—	(2)	—	(3)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(29)	$(40)	$(74)	$(53)
Cross-currency swap contracts	—	7	—	36
Interest rate swap contracts	—	4	—	7
Forward interest rate contracts	—	(1)	—	(2)
The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income/(loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	$(299)	$102	$(515)	$241
Reclassified to Cost of products sold	13	(29)	(13)	(74)
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	70	(18)	94	(34)
Reclassified to Other (income)/expense, net	(73)	10	(121)	41
Forward interest rate contract gain/(loss):
Recognized in Other comprehensive income/(loss)	—	—	—	131
Reclassified to Other (income)/expense, net	(2)	(1)	(3)	(2)
Derivatives designated as net investment hedges
Cross-currency swap contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	(45)	23	(63)	50
Foreign exchange contracts gain/(loss):
Recognized in Other comprehensive income/(loss)	(15)	18	(78)	41

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	June 30, 2025	December 31, 2024
Non-U.S. short-term financing obligations	$240	$218
Current portion of Long-term debt	4,475	1,828
Short-term debt obligations	$4,715	$2,046
Under its commercial paper program, BMS may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance. The maximum issuance amount was reduced in January 2025 from $7.0 billion as of December 31, 2024 to $5.0 billion.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	June 30, 2025	December 31, 2024
Principal value	$48,415	$48,937
Adjustments to principal value:
Fair value of interest rate swap contracts	41	(10)
Unamortized basis adjustment from swap terminations	66	71
Unamortized bond discounts and issuance costs	(375)	(390)
Unamortized purchase price adjustments of Celgene debt	798	823
Total	$48,945	$49,431

Current portion of Long-term debt	$4,475	$1,828
Long-term debt	44,470	47,603
Total	$48,945	$49,431

The fair value of Long-term debt, including the current portion, was $45.5 billion as of June 30, 2025 and $45.3 billion as of December 31, 2024 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the six months ended June 30, 2025, the €575 million 1.000% Euro Notes matured and were repaid.

During the six months ended June 30, 2024, BMS issued an aggregate principal amount of $13.0 billion of senior unsecured notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion. The Company used the net proceeds from this offering to partially fund the acquisitions of RayzeBio and Karuna (see "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information) and used the remaining net proceeds for general corporate purposes. Additionally, $395 million 3.625% Notes matured and were repaid.

Interest payments were $1.0 billion and $735 million for the six months ended June 30, 2025 and 2024, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of June 30, 2025, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2030, extendable annually by one year with the consent of the lenders. In February 2024, we entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of June 30, 2025 and December 31, 2024.

Note 11. RECEIVABLES

Dollars in millions	June 30, 2025	December 31, 2024
Trade receivables	$10,714	$9,957
Less charge-backs and cash discounts	(949)	(900)
Less allowance for expected credit loss	(54)	(45)
Net trade receivables	9,711	9,012
Alliance, royalties, VAT and other	1,703	1,735
Receivables	$11,415	$10,747

Non-U.S. receivables sold on a nonrecourse basis were $147 million and $304 million for the six months ended June 30, 2025 and 2024, respectively. Receivables from the three largest customers in the U.S. represented 72% and 74% of total trade receivables as of June 30, 2025 and December 31, 2024, respectively.

Note 12. INVENTORIES

Dollars in millions	June 30, 2025	December 31, 2024
Finished goods	$1,157	$1,257
Work in process	2,916	2,549
Raw and packaging materials	339	320
Total inventories	$4,412	$4,126

Inventories	$2,737	$2,557
Other non-current assets	1,675	1,569

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	June 30, 2025	December 31, 2024
Land	$161	$161
Buildings	6,855	6,581
Machinery, equipment and fixtures	3,905	3,818
Construction in progress	1,761	1,525
Gross property, plant and equipment	12,682	12,085
Less accumulated depreciation	(5,309)	(4,949)
Property, plant and equipment	$7,373	$7,136
Depreciation expense was $165 million and $330 million for the three and six months ended June 30, 2025 and $161 million and $316 million for the three and six months ended June 30, 2024, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2024	$21,719
Currency translation and other adjustments	57
Balance at June 30, 2025	$21,776

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	June 30, 2025			December 31, 2024
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology	6 years	$1,980	$(440)	$1,540	$1,980	$(275)	$1,705
Acquired marketed product rights	3 – 17 years	61,927	(50,154)	11,773	61,876	(48,659)	13,217
Capitalized software	3 – 10 years	1,554	(1,174)	380	1,499	(1,099)	400
IPRD		7,685	—	7,685	7,985	—	7,985
Total		$73,146	$(51,768)	$21,378	$73,340	$(50,033)	$23,307

Amortization expense of Other intangible assets was $864 million and $1.7 billion during the three and six months ended June 30, 2025 and $2.4 billion and $4.8 billion during the three and six months ended June 30, 2024, respectively.

During the three months ended June 30, 2025, $300 million of IPRD impairment charges were recorded in Research and development expense for two oncology assets. The charges represented a partial write-down of each asset driven by revised cash flow projections and updated clinical development timelines.

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

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	June 30, 2025	December 31, 2024
Income taxes	$3,439	$3,292
Research and development	847	754
Contract assets	248	385
Restricted cash	12	—
Other	920	1,186
Other current assets	$5,466	$5,617

Dollars in millions	June 30, 2025	December 31, 2024
Equity investments (Note 9)	$1,706	$1,736
Operating leases	1,276	1,224
Inventories (Note 12)	1,675	1,569
Pension and postretirement	270	234
Research and development	285	336
Receivables and convertible notes	200	452
Other	524	554
Other non-current assets	$5,936	$6,105

Dollars in millions	June 30, 2025	December 31, 2024
Rebates and discounts	$9,539	$9,021
Income taxes	918	1,514
Employee compensation and benefits	897	1,694
Research and development	1,384	1,366
Dividends	1,262	1,258
Interest	575	572
Royalties	495	477
Operating leases	194	181
Other	2,122	2,043
Other current liabilities	$17,386	$18,126

Dollars in millions	June 30, 2025	December 31, 2024
Income taxes	$1,438	$1,491
Pension and postretirement	415	400
Operating leases	1,550	1,370
Deferred income	197	230
Deferred compensation	463	456
Contingent value rights (Note 9)	592	256
Other	287	266
Other non-current liabilities	$4,942	$4,469

Note 16. EQUITY

The following table summarizes changes in equity during the six months ended June 30, 2025:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2024	2,923	$292	$46,024	$(1,238)	$14,912	894	$(43,655)	$53
Net earnings/(loss)	—	—	—	—	2,456	—	—	6
Other comprehensive income/(loss)	—	—	—	(185)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	59	—
Balance at March 31, 2025	2,923	$292	$46,011	$(1,424)	$16,106	888	$(43,597)	$59
Net earnings/(loss)	—	—	—	—	1,310	—	—	2
Other comprehensive income/(loss)	—	—	—	(130)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	123	—	—	—	6	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2025	2,923	$292	$46,134	$(1,554)	$16,154	888	$(43,590)	$54

The following table summarizes changes in equity during the six months ended June 30, 2024:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2023	2,923	$292	$45,684	$(1,546)	$28,766	902	$(43,766)	$55
Net earnings/(loss)	—	—	—	—	(11,911)	—	—	3
Other comprehensive income/(loss)	—	—	—	146	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,215)	—	—	—
Stock compensation	—	—	(29)	—	—	(6)	69	—
Balance at March 31, 2024	2,923	$292	$45,655	$(1,400)	$15,640	896	$(43,697)	$58
Net earnings	—	—	—	—	1,680	—	—	4
Other comprehensive income/(loss)	—	—	—	(56)	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,217)	—	—	—
Stock compensation	—	—	111	—	—	—	7	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2024	2,923	$292	$45,766	$(1,456)	$16,103	896	$(43,690)	$54

The components of Other comprehensive income/(loss) were as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$(229)	$48	$(181)	$(420)	$85	$(335)
Reclassified to net earnings(a)	(59)	12	(47)	(136)	28	(108)
Derivatives qualifying as cash flow hedges	(288)	60	(228)	(556)	113	(443)

Pension and postretirement benefits
Amortization(b)	2	—	2	4	(1)	3

Marketable debt securities
Unrealized gains/(losses)	1	—	1	1	—	1

Foreign currency translation	81	14	95	90	32	122

Other comprehensive income/(loss)	$(204)	$74	$(130)	$(461)	$144	$(316)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$84	$(12)	$72	$338	$(59)	$279
Reclassified to net earnings(a)	(20)	2	(18)	(35)	1	(34)
Derivatives qualifying as cash flow hedges	64	(10)	54	303	(58)	245

Pension and postretirement benefits
Actuarial gains/(losses)	(87)	21	(66)	(93)	22	(71)
Amortization(b)	1	—	1	3	—	3
Settlements(b)	—	1	1	19	(2)	17
Pension and postretirement benefits	(86)	22	(64)	(71)	20	(51)

Marketable debt securities
Unrealized gains/(losses)	(1)	1	—	(3)	1	(2)

Foreign currency translation	(37)	(9)	(46)	(81)	(21)	(102)

Other comprehensive income/(loss)	$(60)	$4	$(56)	$148	$(58)	$90
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

Dollars in millions	June 30, 2025	December 31, 2024
Derivatives qualifying as cash flow hedges	$(67)	$376
Pension and postretirement benefits	(645)	(648)
Marketable debt securities	3	2
Foreign currency translation(a)	(846)	(968)
Accumulated other comprehensive loss	$(1,554)	$(1,238)
(a)Includes net investment hedge gains of $102 million and $210 million as of June 30, 2025 and December 31, 2024, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Cost of products sold	$16	$14	$31	$28
Selling, general and administrative	56	48	112	101
Research and development	66	63	138	129
Total stock-based compensation expense	$138	$125	$281	$258

Income tax benefit(a)	$29	$27	$59	$55
(a)    Income tax benefit excludes excess tax (deficiencies)/benefits from share-based compensation awards that were vested or exercised of $(2) million and $2 million for the three and six months ended June 30, 2025 and ($3) million and ($20) million for the three and six months ended June 30, 2024, respectively.

The number of units granted and the weighted-average fair value on the grant date for the six months ended June 30, 2025 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	12.0	$56.74
Market share units	1.1	$71.38
Performance share units	0.5	$62.72

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,123	$107	$73
Expected weighted-average period in years of compensation cost to be recognized	2.8	2.3	1.8

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

Trials or preliminary proceedings on the merits have been held in: Belgium, Czech Republic, Finland, France, Greece, Italy, Ireland, Netherlands, Norway, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland, and the UK. To date BMS has obtained decisions in the following countries:
•BMS obtained a final negative decision in the UK, and generics are now on the market in this country.
•BMS obtained final positive decisions in Norway, Spain, Sweden, and Switzerland.
•BMS obtained initial negative decisions in Finland, Ireland, and Slovakia. In Finland and Slovakia, appeals are pending. In Ireland, the appeals court remanded the case to the lower court for rehearing.
•BMS obtained initial positive decisions in the Czech Republic, Belgium, France, Greece and Netherlands, and appeals are pending in France and Netherlands. In the Czech Republic, the appeal court remanded the case to the lower court.
•In Finland, Denmark and Poland, generics have entered the market while proceedings are pending. In Portugal, BMS obtained preliminary injunctions against two generic companies, but one generic company remains on the market while proceedings are pending.

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

In April 2025, Celgene received a Notice Letter from USV Private Limited (“USV”) notifying Celgene that USV had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against USV in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. No trial date has been scheduled.

In June 2025, Celgene received a Notice Letter from Deva Holding A/S (“Deva”) notifying Celgene that Deva had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against Deva in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. No trial date has been scheduled.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* - Hawaii
BMS and certain Sanofi entities are defendants in a consumer protection action brought by the attorney general of Hawaii relating to the labeling, sales and/or promotion of Plavix*. In February 2021, a Hawaii state court judge issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. In March 2023, the Hawaii Supreme Court reversed in part and affirmed in part the trial court decision, vacating the penalty award and remanding the case for a new trial and penalty determination. Following a new trial, in May 2024, the trial court issued a new decision against Sanofi and BMS, imposing penalties in the total amount of $916 million, with $458 million attributed to BMS. Sanofi and BMS appealed the decision. In May 2025, BMS and Sanofi executed a settlement agreement with the State of Hawaii to resolve the case for a total amount of $700 million, with $350 million attributable to and paid by BMS in the second quarter of 2025.

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

In November 2024, the same entity claiming to be successor trustee filed a new lawsuit against BMS making similar allegations to the previously dismissed case and attempting to remedy its jurisdictional deficiency. The plaintiff’s new complaint also names the current CVR Agreement Trustee and seeks a judgment that plaintiff is Trustee. In January 2025, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim. In February 2025, plaintiff filed an amended complaint. In March 2025, BMS filed a motion to dismiss the amended complaint for lack of subject matter jurisdiction and failure to state a claim.

Former Celgene stockholders have filed complaints in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of the securities laws relating to the joint proxy statement. Those cases were consolidated into a single case. In March 2023, the Court granted BMS’s motion to dismiss the complaint in its entirety. Certain of the claims were dismissed with prejudice. The remaining claims were dismissed with leave to file a further amended complaint, which plaintiffs filed in April 2023. In February 2024, the Court granted BMS’s motion to dismiss the amended complaint in its entirety and dismissed the remaining claims with prejudice. Plaintiffs appealed to the United States Court of Appeals for the Second Circuit, which affirmed the dismissal.

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

340B Litigation
On November 26, 2024, BMS filed a lawsuit against Carole Johnson, Administrator of Health Resources & Services Administration (“HRSA”) and Xavier Becerra, U.S. Secretary of HHS, challenging HRSA’s determination that BMS could not implement a cash rebate model for the 340B drug pricing program. BMS is seeking a determination that HRSA’s actions violate the Administrative Procedure Act and the United States Constitution. In May 2025, the U.S. District Court for the District of Columbia granted HRSA summary judgment on BMS’s claims. BMS has appealed to the U.S. Court of Appeals for the District of Columbia Circuit.

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

Pomalyst Antitrust Class Action
Beginning in September 2023, certain entities filed putative class actions against Celgene, BMS, and certain individuals in the U.S. District Court for the Southern District of New York asserting claims under various antitrust, consumer protection, and unjust enrichment laws in connection with activities related to obtaining and litigating certain Pomalyst patents. In March 2025, the court dismissed the complaints against Celgene, BMS and the named individuals. Plaintiffs have sought leave to amend their complaints. In June 2025, an additional plaintiff filed a suit that is substantively identical to the proposed amended complaint.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $62 million as of June 30, 2025, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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

In 2025, we have achieved multiple regulatory approvals across our portfolio, including the: (i) approval of Breyanzi for adults with relapsed or refractory FL in the EU, (ii) approval of Camzyos for the treatment of symptomatic obstructive HCM in Japan, (iii) approval of Opdivo + Yervoy as a first-line treatment of adult patients with unresectable or advanced HCC in both the U.S. and the EU, (iv) approval of Opdivo + Yervoy for first-line treatment of adults and pediatric patients 12 years and older with unresectable or metastatic MSI-H or dMMR colorectal cancer in the U.S., (v) approval of Opdivo as a perioperative regimen for resectable high risk NSCLC in the EU and (vi) approval of Opdivo Qvantig for use across multiple adult solid tumors in the EU. Additionally, we received label updates from the FDA that have reduced or removed certain patient monitoring requirements associated with the use of Camzyos, Breyanzi and Abecma.

We continue to pursue activities to advance and expand our pipeline through our internal research and development efforts as well as through business development activities. In June 2025, BMS entered into a strategic collaboration with BioNTech to co-develop and co-commercialize BioNTech's investigational bispecific antibody BNT327 across multiple solid tumor types. Additionally, in June 2025, BMS and Philochem entered into a global exclusive license agreement for OncoACP3, a radiopharmaceutical therapeutic and diagnostic agent targeting prostate cancer. Further, in July 2025, we continued the expansion of our development and manufacturing capabilities by opening a new radiopharmaceutical facility in Indianapolis, Indiana, which will support RPTs acquired in connection with the RayzeBio acquisition. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to "Item 1. Financial Statements — Note 3. Alliances" and "Item 1. Financial Statements — Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements". As part of our commitment to strategically prioritize key growth drivers, in July 2025, we announced a transaction with Bain Capital Life Sciences through which we licensed five early-stage immunology assets to a newly-formed company in which we acquired a 19.9% ownership interest.

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. As previously announced, our ongoing strategic productivity initiative includes acceleration of the delivery of medicines to patients by evolving and streamlining our enterprise operating model in key areas such as R&D, manufacturing, commercial and other functions. As a result of an expansion in 2025, we expect to realize annual cost savings of approximately $2.0 billion by the end of 2027. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2025	2024	2025	2024
Total Revenues	$12,269	$12,201	$23,470	$24,066

Diluted earnings/(loss) per share
GAAP	$0.64	$0.83	$1.85	$(5.05)
Non-GAAP	1.46	2.07	3.26	(2.33)

Revenues increased 1% for the second quarter of 2025 and decreased 2% year-to-date. Demand increased across the Growth Portfolio and for Eliquis, which was offset by the impact of generics across the remainder of the Legacy Portfolio. Additionally, total revenues were impacted by the redesign of the U.S. Medicare Part D program, primarily attributed to Eliquis.

The $0.19 decrease in GAAP EPS for the second quarter of 2025 was primarily due to a one-time Acquired IPRD charge from the BioNTech collaboration in 2025 and the release of income tax reserves in 2024, partially offset by the impact of certain specified items, including lower amortization of acquired intangible assets and lower intangible asset impairments. After adjusting for specified items, the $0.61 decrease in non-GAAP EPS was primarily due to the aforementioned Acquired IPRD charge, partially offset by cost savings from our ongoing strategic productivity initiative in 2025.

The $6.90 increase in GAAP EPS year-to-date was primarily due to one-time Acquired IPRD charges from the Karuna asset acquisition and SystImmune collaboration in 2024 and the impact of certain specified items, including lower amortization of acquired intangible assets, partially offset by the aforementioned Acquired IPRD charge for the BioNTech collaboration. After adjusting for specified items, the $5.59 increase in non-GAAP EPS was primarily due to the aforementioned Acquired IPRD charges and cost savings from our ongoing strategic productivity initiative in 2025.

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For further information and reconciliations relating to our non-GAAP financial measures refer to "—Non-GAAP Financial Measures."

Economic and Market Factors

Governmental Actions

As regulators continue to focus on prescription drugs, our products are facing increased pressures across the portfolio. These pressures stem from legislative and policy changes, including price controls, pharmaceutical market access, discounting, changes to tax and importation laws and other restrictions in the U.S., EU and other regions around the world. These pressures have resulted in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. The IRA directs (i) the federal government to “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Part B (beginning in 2028) drugs that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation and (iii) the formation of the Part D Manufacturer Program which replaced the Part D CGDP and established a $2,000 cap for out-of-pocket costs for Medicare beneficiaries as of January 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2024, as part of the first round of government price setting pursuant to the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. In January 2025, the HHS selected Pomalyst as a medicine subject to "negotiation" for government-set prices beginning in 2027. It is possible that more of our products could be selected in future years based upon the selection criteria currently utilized by the HHS or potentially expanded future criteria. This could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our results of operations, and it is possible that these changes may result in a material impact on our business and results of operations.

In December 2023, the Biden administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and, therefore, that the government could exercise “march-in rights” and license it to a third party to manufacture. We cannot predict whether the Trump administration will finalize the draft framework.

In May 2025, President Trump issued an executive order entitled, "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients," which, among various proposals, directs the HHS to facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers that sell their products to American patients at the most-favored-nation price and to communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. While there is significant uncertainty around the potential implementation of this executive order and related rule-making, it could result in reduced prices and reimbursement for certain of our U.S. products and may significantly impact our business and consolidated results of operations.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted which, among other things, aims to achieve efficiencies in U.S. federal government healthcare spending over the next decade, primarily within Medicaid. Additionally, this legislation makes permanent many provisions of the Tax Cuts and Jobs Act of 2017 and modifies certain rules, including within the international tax framework, thereby offering increased certainty for future business planning. The OBBBA also permits businesses to immediately deduct up to 100% of their qualifying domestic R&D expenses in the year they are incurred for tax years beginning after December 31, 2024, and allows businesses to accelerate deductions (over a one- or two-year period) of domestic R&D expenses that were deferred from 2022 to 2024. We are continuing to evaluate the impact of this legislation on our business, and it is possible that these changes may impact our cash flows and results of operations.

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

The United States and other countries have recently imposed, and may continue to impose, new tariffs. While pharmaceuticals are largely exempt from the recently imposed U.S. tariffs, such exemptions may be terminated or may not apply to any future tariffs. Additionally, pharmaceuticals are not exempt from certain tariffs recently imposed outside of the United States. We continue to evaluate the impacts of tariffs on our business and results of operations, and it is possible that these changes, or any future changes, may result in a material impact on our business and results of operations.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2025 as of July 31, 2025:

Product	Date	Approval

Opdivo + Yervoy	June 2025	Japan’s Ministry of Health Labour and Welfare approval of Opdivo + Yervoy for the treatment of unresectable HCC.

Inrebic	June 2025	Japan’s Ministry of Health Labour and Welfare approval of Inrebic for the treatment of myelofibrosis.

Opdivo Qvantig	May 2025
EC approval of Opdivo Qvantig for use across multiple adult solid tumors as monotherapy, monotherapy maintenance following completion of intravenous Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib.

Opdivo	May 2025	EC approval for perioperative regimen of neoadjuvant Opdivo and chemotherapy followed by adjuvant Opdivo for resectable, high-risk NSCLC with PD-L1 expression ≥1%.

Opdivo + Yervoy	April 2025	FDA approval of Opdivo + Yervoy as a first-line treatment of adult patients with unresectable or metastatic HCC.

Opdivo + Yervoy	April 2025	FDA approval of Opdivo + Yervoy as a first-line treatment of adult and pediatric patients with unresectable or metastatic microsatellite instability-high or mismatch repair deficient CRC.

Camzyos	March 2025	Japan’s Ministry of Health Labour and Welfare approval of Camzyos for the treatment of oHCM.

Breyanzi	March 2025	EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL after two or more lines of systemic therapy.

Opdivo + Yervoy	March 2025	EC approval of Opdivo + Yervoy for the first-line treatment of adult patients with unresectable or advanced HCC.

Augtyro	February 2025	EC approval for Augtyro as a treatment for adult patients with ROS1-positive NSCLC and for adult and pediatric patients 12 years of age and older with NTRK-positive solid tumors.

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the second quarter of 2025.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	2025	2024	% Change	Foreign Exchange(c)	2025	2024	% Change	Foreign Exchange(b)
United States	$8,519	$8,801	(3)%	—%	$16,392	$17,277	(5)%	—%
International(a)	3,481	3,224	8%	3%	6,590	6,414	3%	(1)%
Other(b)	270	176	54%	(1)%	488	375	30%	—%
Total revenues	$12,269	$12,201	1%	1%	$23,470	$24,066	(2)%	—%
(a)    Includes Puerto Rico.
(b)    Includes royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(c)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues decreased 3% during the second quarter of 2025 and 5% year-to-date, reflecting higher demand across the Growth Portfolio and for Eliquis, offset by the impact of generics on Revlimid, Sprycel, and Abraxane. Additionally, total revenues were impacted by the redesign of the U.S. Medicare Part D program, primarily attributed to Eliquis. Average U.S. net selling prices decreased 7% year-to-date compared to the corresponding period a year ago.

International

•International revenues increased 8% during the second quarter of 2025 and 3% year-to-date, primarily due to higher demand across the Growth Portfolio and for Eliquis, partially offset by generic erosion within the remainder of the Legacy Portfolio. Excluding the impacts of foreign exchange, international revenues increased 5% during the second quarter of 2025 and 4% year-to-date.

No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2025 and 2024. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Gross product sales	$22,181	$20,780	7%	$42,054	$40,075	5%
GTN adjustments
Charge-backs and cash discounts	(3,407)	(2,843)	20%	(6,365)	(5,399)	18%
Medicaid and Medicare rebates	(4,516)	(3,864)	17%	(8,356)	(6,948)	20%
Other rebates, returns, discounts and adjustments	(2,348)	(2,148)	9%	(4,538)	(4,244)	7%
Total GTN adjustments	(10,272)	(8,855)	16%	(19,260)	(16,591)	16%
Net product sales	$11,909	$11,925	—%	$22,794	$23,484	(3)%

GTN adjustments percentage	46%	42%	4%	46%	41%	5%
U.S.	52%	48%	4%	52%	46%	6%
Non-U.S.	19%	20%	(1)%	20%	21%	(1)%

Reductions/(increases) to provisions for product sales made in prior periods resulting from changes in estimates were $42 million and $331 million for the three and six months ended June 30, 2025 and ($19 million) and $61 million for the three and six months ended June 30, 2024, respectively. The reductions to provisions recognized for the six months ended June 30, 2025 primarily relate to lower than expected Medicaid utilization.

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

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Growth Portfolio
Opdivo	$2,560	$2,387	7%	$4,824	$4,465	8%
U.S.	1,506	1,406	7%	2,838	2,561	11%
Non-U.S.	1,053	981	7%	1,986	1,904	4%

Opdivo Qvantig	30	—	N/A	38	—	N/A
U.S.	28	—	N/A	37	—	N/A
Non-U.S.	1	—	N/A	1	—	N/A

Orencia	963	948	2%	1,733	1,746	(1)%
U.S.	711	742	(4)%	1,266	1,314	(4)%
Non-U.S.	252	206	23%	467	432	8%

Yervoy	728	630	16%	1,351	1,213	11%
U.S.	451	404	12%	845	772	9%
Non-U.S.	277	226	22%	507	441	15%

Reblozyl	568	425	34%	1,046	779	34%
U.S.	453	348	30%	843	641	31%
Non-U.S.	114	77	51%	203	138	48%

Opdualag	284	235	21%	537	441	22%
U.S.	252	223	13%	480	421	14%
Non-U.S.	32	12	161%	56	20	187%

Breyanzi	344	153	125%	607	260	134%
U.S.	255	122	110%	459	209	120%
Non-U.S.	88	31	183%	148	51	190%

Camzyos	260	139	87%	419	223	88%
U.S.	214	130	65%	340	207	64%
Non-U.S.	46	9	>200%	79	16	>200%

Zeposia	150	151	—%	257	261	(1)%
U.S.	105	111	(5)%	166	183	(10)%
Non-U.S.	46	40	15%	92	78	18%

Abecma	87	95	(8)%	190	177	7%
U.S.	47	54	(14)%	106	106	(1)%
Non-U.S.	40	41	(1)%	84	71	20%

Sotyktu	70	53	31%	126	97	29%
U.S.	43	41	5%	75	75	—%
Non-U.S.	27	12	116%	51	22	125%

Krazati	48	32	51%	96	53	81%
U.S.	47	29	58%	91	50	82%
Non-U.S.	2	3	(32)%	5	3	62%

Cobenfy	35	—	N/A	62	—	N/A
U.S.	35	—	N/A	62	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Growth Portfolio (cont.)
Other Growth Products(a)	470	348	35%	874	673	30%
U.S.	201	175	15%	375	329	14%
Non-U.S.	269	173	56%	498	344	45%

Total Growth Portfolio	$6,596	$5,596	18%	$12,159	$10,388	17%
U.S.	4,348	3,785	15%	7,982	6,868	16%
Non-U.S.	2,248	1,811	24%	4,178	3,520	19%

Legacy Portfolio
Eliquis	$3,680	$3,416	8%	$7,245	$7,136	2%
U.S.	2,654	2,544	4%	5,299	5,365	(1)%
Non-U.S.	1,027	872	18%	1,946	1,771	10%

Revlimid	838	1,353	(38)%	1,774	3,022	(41)%
U.S.	732	1,165	(37)%	1,541	2,618	(41)%
Non-U.S.	106	188	(44)%	233	404	(42)%

Pomalyst/Imnovid	708	959	(26)%	1,366	1,824	(25)%
U.S.	584	716	(18)%	1,121	1,313	(15)%
Non-U.S.	124	243	(49)%	245	511	(52)%

Sprycel	120	424	(72)%	295	798	(63)%
U.S.	68	341	(80)%	194	623	(69)%
Non-U.S.	52	83	(38)%	101	175	(42)%

Abraxane	105	231	(55)%	210	448	(53)%
U.S.	33	154	(79)%	73	299	(76)%
Non-U.S.	72	77	(7)%	137	149	(8)%

Other Legacy Products(b)	223	222	(1)%	421	450	(6)%
U.S.	100	96	5%	182	191	(5)%
Non-U.S.	123	126	(4)%	239	259	(7)%

Total Legacy Portfolio	$5,673	$6,605	(14)%	$11,311	$13,678	(17)%
U.S.	4,171	5,016	(17)%	8,411	10,409	(19)%
Non-U.S.	1,503	1,589	(6)%	2,900	3,269	(11)%

Total Revenues	$12,269	$12,201	1%	$23,470	$24,066	(2)%
U.S.	8,519	8,801	(3)%	16,392	17,277	(5)%
Non-U.S.(c)	3,750	3,400	10%	7,078	6,789	4%

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

•U.S. revenues increased 7% during the second quarter of 2025 and 11% year-to-date primarily due to higher demand and higher average net selling prices.

•International revenues increased 7% during the second quarter of 2025 and 4% year-to-date primarily due to higher demand for additional indication launches. The year-to-date increase was partially offset by foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased 7% in both periods.

Opdivo Qvantig (nivolumab and hyaluronidase-nvhy) — is a subcutaneously administered PD-1 inhibitor indicated for most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib. Opdivo Qvantig was launched in the U.S. and Puerto Rico in January 2025. Additionally, in May 2025, the product was approved by the EC.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA. It has indications for (i) reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and (ii) for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

•U.S. revenues decreased 4% during the second quarter of 2025 and year-to-date, primarily due to lower average net selling prices, partially offset by higher demand.

•International revenues increased 23% during the second quarter of 2025 and 8% year-to-date primarily due to higher demand and foreign exchange impacts of 3% and (1)%, respectively. Excluding foreign exchange impacts, revenues increased 20% and 9%, respectively.

•BMS is not aware of any Orencia biosimilars on the market in the U.S., EU and Japan. Formulation and additional patents expire in 2026 and beyond.

Yervoy (ipilimumab) — a CTLA4 immune checkpoint inhibitor. Yervoy is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC, HCC and esophageal cancer.

•U.S. revenues increased 12% during the second quarter of 2025 and 9% year-to-date primarily due to higher demand.

•International revenues increased 22% during the second quarter of 2025 and 15% year-to-date primarily due to higher demand and foreign exchange impacts of 2% and (2)%, respectively. Excluding foreign exchange impacts, revenues increased 21% and 17%, respectively.

•In the U.S., the estimated minimum market exclusivity date was March 2025. BMS is not aware of any Yervoy biosimilars on the market.

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

•U.S. revenues increased 30% during the second quarter of 2025 and 31% year-to-date primarily due to higher demand.

•International revenues increased 51% during the second quarter of 2025 and 48% year-to-date primarily due to higher demand. The second quarter increase also benefited from foreign exchange impacts of 5%. Excluding foreign exchange impacts, revenues increased 46% and 47%, respectively.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 13% during the second quarter of 2025 and 14% year-to-date, primarily due to higher demand.

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

•U.S. revenues increased 110% during the second quarter of 2025 and 120% year-to-date primarily due to higher demand for core indications and additional indication launches.

•International revenues increased by 183% during the second quarter of 2025 and 190% year-to-date, primarily due to higher demand driven by new indication launches and launches in new markets as well as foreign exchange impacts of 16% and 5%, respectively. Excluding foreign exchange impacts, revenues increased 167% and 185%, respectively.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms.

•U.S. revenues increased 65% during the second quarter of 2025 and 64% year-to-date, primarily due to higher demand.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues decreased 5% during the second quarter of 2025 and 10% year-to-date, primarily due to lower average net selling prices. The year-to-date decrease was further driven by lower demand.

•International revenues increased 15% during the second quarter of 2025 and 18% year-to-date, primarily due to higher demand and foreign exchange impacts of 5% and 1%, respectively. Excluding foreign exchange impacts, revenues increased 10% and 17%, respectively.

Abecma (idecabtagene vicleucel) — is a BCMA genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues decreased 14% during the second quarter of 2025 and 1% year-to-date, primarily due to lower demand from increased competition in BCMA targeted therapies, partially offset by higher average net selling prices.

•International revenues were relatively flat during the second quarter of 2025.

•International revenues increased 20% year-to-date, primarily due to higher demand driven by new launches in Europe.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•U.S. revenues increased 5% during the second quarter of 2025, primarily driven by higher demand, partially offset by lower average net selling prices.

•U.S. revenues were flat year-to-date, primarily driven by higher demand, offset by lower average net selling prices.

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

•U.S. revenues increased 58% during the second quarter of 2025 and 82% year-to-date, primarily due to higher demand, partially offset by lower average net selling prices.

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

•U.S. revenues increased 4% during the second quarter of 2025 and decreased 1% year-to-date, primarily due to higher demand, offset by lower average net selling prices. Lower average net selling prices were impacted by the redesign of the Medicare Part D program during the second quarter of 2025 and to a larger extent, on a year-to-date basis.

•International revenues increased 18% during the second quarter of 2025 and 10% year-to-date, primarily due to higher demand and foreign exchange impacts of 6% and 1%, respectively. Excluding foreign exchange impacts, revenues increased 12% and 9%, respectively.

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

•U.S. revenues decreased 37% during the second quarter of 2025 and 41% year-to-date, primarily due to lower demand driven by generic erosion and lower average net selling prices. Lower average net selling prices were impacted by the redesign of the Medicare Part D program during 2025.

•International revenues decreased 44% during the second quarter of 2025 and 42% year-to-date, primarily due to lower demand driven by generic erosion and foreign exchange impacts of 1% and (1)%, respectively. Excluding foreign exchange impacts, revenues decreased 44% and 41%, respectively.

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

•U.S. revenues decreased 18% during the second quarter of 2025 and 15% year-to-date, primarily due to lower average net selling prices. Lower average net selling prices were impacted by the redesign of the Medicare Part D program during 2025.

•International revenues decreased 49% during the second quarter of 2025 and 52% year-to-date, primarily due to generic erosion. The second quarter decrease was partially offset by foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues decreased 51% and 52%, respectively.

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

•U.S. revenues decreased 80% during the second quarter of 2025 and 69% year-to-date, primarily due to lower demand driven by generic erosion.

•International revenues decreased 38% during the second quarter of 2025 and 42% year-to-date, primarily due to lower demand driven by generic erosion and foreign exchange impacts of 1% and (1)%, respectively. Excluding foreign exchange impacts, revenues decreased 38% and 41%, respectively.

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

•U.S. revenues decreased 79% during the second quarter of 2025 and 76% year-to-date, primarily due to lower demand driven by generic erosion.

Other legacy products — includes other mature brands.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— SEC Consent Order" in our 2024 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of June 30, 2025, for our U.S. distribution channels, and as of March 31, 2025, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 85% of total gross sales of U.S. products during the six months ended June 30, 2025. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the six months ended June 30, 2025 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Cost of products sold(a)	$3,372	$3,267	3%	$6,404	$6,199	3%
Selling, general and administrative	1,713	1,928	(11)%	3,297	4,295	(23)%
Research and development	2,580	2,899	(11)%	4,837	5,594	(14)%
Acquired IPRD	1,508	132	>200%	1,695	13,081	(87)%
Amortization of acquired intangible assets	830	2,416	(66)%	1,660	4,773	(65)%
Other (income)/expense, net	494	273	81%	833	354	135%
Total Expenses	$10,496	$10,915	(4)%	$18,726	$34,296	(45)%
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $105 million in the second quarter of 2025 and $205 million year-to-date, primarily due to product mix and higher profit sharing, partially offset by an impairment charge recorded in 2024 ($280 million).

Selling, General and Administrative

Selling, general and administrative expense decreased by $215 million in the second quarter of 2025 and $998 million year-to-date, primarily due to cost savings from the Company's ongoing strategic productivity initiative, including investment prioritization decisions. Additionally, year-to-date 2024 included cash settlements of unvested stock awards and other acquisition-related expenses of $372 million.

Research and Development

Research and development expense decreased by $319 million in the second quarter of 2025 and $757 million year-to-date, primarily due to lower impairment charges ($290 million) and cost savings from the Company's ongoing strategic productivity initiative. Additionally, year-to-date 2024 included cash settlements of unvested stock awards and other acquisition-related expenses of $348 million.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
BioNTech upfront fee (Note 3)	$1,500	$—	$1,500	$—
Karuna asset acquisition (Note 4)	—	—	—	12,122
SystImmune upfront fee (Note 3)	—	—	—	800
BioArctic upfront fee (Note 4)	—	—	100	—
Evotec designation and opt-in license fees	—	20	83	45
Prothena opt-in license fee	—	80	—	80
Other	8	32	13	34
Acquired IPRD	$1,508	$132	$1,695	$13,081

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $1.6 billion in the second quarter of 2025 and $3.1 billion year-to-date primarily due to the lower amortization expense related to Revlimid. The Revlimid acquired marketed product right was fully amortized in the fourth quarter of 2024.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $221 million in the second quarter of 2025 and $479 million year-to-date as discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Interest expense	$485	$521	$979	$946
Royalty income - divestitures	(286)	(265)	(558)	(536)
Royalty and licensing income	(162)	(191)	(421)	(352)
Provision for restructuring	223	260	356	480
Investment income	(139)	(87)	(277)	(270)
Integration expenses	32	74	74	145
Litigation and other settlements	1	69	259	71
Acquisition expenses	3	1	5	50
Equity investment (gain)/losses	22	(107)	100	(209)
Contingent consideration	336	—	336	—
Other	(21)	(2)	(19)	29
Other (income)/expense, net	$494	$273	$833	$354

•Interest expense decreased in the second quarter of 2025 and increased year-to-date, primarily due to the timing of additional borrowings and maturities of debt instruments. Refer to "Item 1. Financial Statements—Note 10. Financing Arrangements" for further information.
•Royalty income remained relatively flat in the second quarter of 2025. Year-to-date, royalty income increased primarily due to contingent milestones and higher royalties. BMS will receive royalty payments associated with its divested diabetes business through December 31, 2025. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including the plans discussed further in "Item 1. Financial Statements—Note 6. Restructuring".
•Investment income increased in the second quarter of 2025 due to higher cash balances.
•Litigation and other settlements includes amounts related to pricing, sales and promotional practices disputes in 2025 and securities litigation matters as well as income from the Eisai collaboration termination in 2024. Refer to "Item 1. Financial Statements— Note 18. Legal Proceedings and Contingencies" and Item 1. Financial Statements— Note 3. Alliances" for further information.
•Acquisition expenses primarily includes investment banking and professional advisory fees.
•Equity investments generated losses in 2025 compared to gains in 2024. Year-to-date 2025 losses were driven by equity investments without a readily determinable fair value as well as limited partnerships and other equity method investments. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Contingent consideration reflects the change in fair value of the contingent value rights associated with the Mirati acquisition. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024
Earnings/(Loss) before income taxes	$1,773	$1,286	$4,744	$(10,230)
Income tax provision/(benefit)	460	(398)	969	(6)
Effective tax rate	25.9%	(30.9)%	20.4%	0.1%

Impact of specified items	(9.8)%	45.0%	(4.9)%	(43.3)%
Effective tax rate excluding specified items	16.1%	14.1%	15.5%	(43.2)%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The change in the effective tax rate of for the second quarter of 2025 was primarily driven by the release of income tax reserves related to the resolution of Celgene's 2017-2019 IRS audit in 2024 and jurisdictional earnings mix. Excluding the impact of specified items, the effective tax rate increased from 14.1% to 16.1% in the second quarter of 2025, primarily due to the release of income tax reserves related to the resolution of the aforementioned Celgene audit, partially offset by the income tax impact of the BioNTech collaboration in 2025.

The year-to-date 2025 effective tax rate was primarily impacted by jurisdictional earnings mix and the impact of certain discrete adjustments.

The year-to-date 2024 effective tax rate was primarily impacted by a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna and $644 million related to the resolution of Celgene's 2017-2019 IRS audits. The Karuna non-tax deductible charge affected the effective tax rate as well as the effective tax rate excluding specified items. In addition, the effective tax rate was impacted by jurisdictional earnings mix.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from acquisition-related equity awards, (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments), and (x) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from the release of income tax reserves relating to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on July 31, 2025 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2025	2024	2025	2024

Inventory purchase price accounting adjustments	$13	$13	$25	$21
Intangible asset impairment	—	280	—	280
Site exit and other costs	3	3	5	17
Cost of products sold	16	296	30	318

Acquisition related charges(a)	19	—	19	372
Site exit and other costs	3	6	5	12
Selling, general and administrative	22	6	23	384

IPRD impairments	300	590	300	590
Acquisition related charges(a)	—	—	—	348
Site exit and other costs	18	14	39	15
Research and development	318	604	339	953

Amortization of acquired intangible assets	830	2,416	1,660	4,773

Interest expense(b)	(12)	(12)	(24)	(25)
Provision for restructuring	223	260	356	480
Integration expenses	32	74	74	145
Litigation and other settlements	—	61	246	61
Acquisition expenses	3	1	5	50
Equity investment (gain)/losses	21	(107)	98	(209)
Contingent consideration	336	—	336	—
Other	(2)	—	—	10
Other (income)/expense, net	602	277	1,091	512

Increase to pretax income	1,788	3,599	3,143	6,940

Income taxes on items above	(114)	(585)	(257)	(925)
Income tax reserve releases	—	(502)	—	(502)
Income taxes	(114)	(1,087)	(257)	(1,427)

Increase to net earnings	$1,674	$2,512	$2,887	$5,513
(a) Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b) Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2025	2024	2025	2024
Net earnings/(loss) attributable to BMS
GAAP	$1,310	$1,680	$3,766	$(10,231)
Specified items	1,674	2,512	2,887	5,513
Non-GAAP	$2,985	$4,192	$6,653	$(4,718)

Weighted-average common shares outstanding – diluted	2,038	2,029	2,039	2,025

Diluted earnings/(loss) per share attributable to BMS
GAAP	$0.64	$0.83	$1.85	$(5.05)
Specified items	0.82	1.24	1.42	2.72
Non-GAAP	$1.46	$2.07	$3.26	$(2.33)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$12,599	$10,346
Marketable debt securities – current	1,004	513
Marketable debt securities – non-current	346	320
Total cash, cash equivalents and marketable debt securities	13,950	11,179
Short-term debt obligations	(4,715)	(2,046)
Long-term debt	(44,470)	(47,603)
Net debt position	$(35,235)	$(38,470)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the six months ended June 30, 2025, our net debt position decreased by $3.2 billion primarily driven by cash provided by operations of $5.9 billion, partially offset by dividend payments of $2.5 billion.

During the six months ended June 30, 2025, the €575 million 1.000% Euro Notes matured and were repaid.

During the six months ended June 30, 2024, BMS issued an aggregate principal amount of $13.0 billion of senior unsecured notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion. The Company used the net proceeds from this offering to partially fund the acquisitions of RayzeBio and Karuna and used the remaining net proceeds for general corporate purposes. Additionally, $395 million 3.625% Notes matured and were repaid.

Under our commercial paper program, we may issue a maximum of $5.0 billion of unsecured notes that have maturities of not more than 365 days from the date of issuance. During the first quarter of 2024, we issued $3.0 billion of commercial paper, of which $2.7 billion was repaid during the second quarter of 2024.

As of June 30, 2025, we had a five-year $5.0 billion revolving credit facility expiring in January 2030, which is extendable annually by one year with the consent of the lenders. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under any revolving credit facility as of June 30, 2025 and December 31, 2024.

Dividend payments were $2.5 billion during the six months ended June 30, 2025. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

During the six months ended June 30, 2025 and 2024, income tax payments were $1.8 billion and $2.1 billion, including $991 million and $799 million, respectively, for the transition tax following the TCJA enactment.

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in millions	2025	2024
Cash flow provided by/(used in):
Operating activities	$5,871	$5,160
Investing activities	(972)	(20,937)
Financing activities	(2,829)	10,621

Operating Activities

The $711 million increase in cash provided by operating activities compared to 2024 was primarily driven by lower acquisition-related expenses, including the cash settlement of unvested stock awards, and lower expenses due to the ongoing strategic productivity initiative, partially offset by litigation-related disbursements.

Investing Activities

The $20.0 billion change in cash used in investing activities compared to 2024 was due to higher acquisition-related payments of $21.1 billion in 2024, partially offset by lower net proceeds from marketable debt securities of $977 million.

Financing Activities

The $13.5 billion change in cash provided by financing activities compared to 2024 was primarily due to net debt borrowings of $13.2 billion in 2024 to fund our acquisitions.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the second quarter of 2025 as of July 31, 2025:

Product	Indication	Date	Developments

Abecma & Breyanzi	Multiple Indications	June 2025	Announced FDA approval of label updates to reduce certain patient monitoring requirements and remove the REMS programs that had been in place since each product was initially approved.

Breyanzi	MZL	June 2025
Announced the first disclosure of the primary analysis results of the MZL cohort of the Phase II TRANSCEND FL trial evaluating Breyanzi in adult patients with relapsed or refractory disease. Breyanzi demonstrated a 95.5% ORR and a 62.1% complete response with 88.6% of patients maintaining a response at 24 months. Breyanzi exhibited a consistent safety profile, with low rates of severe cytokine release syndrome and neurologic events with no new safety signals observed.

Camzyos	nHCM	April 2025
Announced that the Phase III ODYSSEY-HCM trial evaluating Camzyos for the treatment of adult patients with symptomatic New York Heart Association class II-III nHCM did not meet its dual primary endpoints.

	oHCM	April 2025
Announced that the FDA updated the U.S. Prescribing Information for Camzyos, simplifying treatment for patients and physicians by reducing the required echo monitoring for eligible patients in the maintenance phase and expanding patient eligibility by reducing contraindications.

Cobenfy	Schizophrenia	April 2025
Announced that the Phase III ARISE trial evaluating Cobenfy as an adjunctive treatment to atypical antipsychotics in adults with schizophrenia did not meet the threshold for statistical significance for the primary endpoint.

Inrebic	Myelofibrosis	June 2025
Announced that Japan’s Ministry of Health Labour and Welfare granted approval of Inrebic for the treatment of myelofibrosis. This approval is based on results from the global Phase III Jakarta (EFC12153) study, the global Phase III Jakarta-2 (ARD12181) trial, and the Japan local Phase I/II trial (FEDR-MF-003).

Opdivo	NSCLC	May 2025
Announced EC approval of Opdivo, in combination with platinum-based chemotherapy as neoadjuvant treatment, followed by Opdivo as monotherapy as adjuvant treatment after surgical resection for the treatment of resectable NSCLC at high risk of recurrence in adult patients whose tumors have PD-L1 expression ≥1%. This approval is based on the results from the CheckMate -77T trial, in which the trial met its primary endpoint of event-free survival and showed clinically meaningful improvements in the secondary efficacy endpoints of pathologic complete response and major pathologic response.

Product	Indication	Date	Developments

Opdivo Qvantig	Multiple Indications	May 2025
Announced EC approval of Opdivo Qvantig injection for subcutaneous use, in most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo + Yervoy combination therapy, or in combination with chemotherapy or cabozantinib. This approval is based primarily on results from the Phase III CheckMate -67T trial which demonstrated noninferiority in the co-primary endpoints of Cavgd28 (time-averaged Opdivo serum concentration over 28 days) and Cminss (trough serum concentration at steady state) and consistent efficacy in the secondary endpoint of ORR for the subcutaneous formulation of Opdivo vs. its intravenous formulation.

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

	HCC	June 2025
Announced that Japan’s Ministry of Health Labour and Welfare granted approval of Opdivo + Yervoy for the treatment of unresectable HCC. This approval is based on the results from the global Phase III CheckMate -9DW trial.

April 2025
Announced FDA approval of Opdivo + Yervoy as a first-line treatment for adult patients with unresectable or metastatic HCC. This approval is based on the results from the global Phase III CheckMate-9DW trial.

Reblozyl	Myelofibrosis-Associated Anemia	July 2025
Announced that the Phase III INDEPENDENCE trial evaluating Reblozyl with concomitant janus kinase inhibitor therapy in adult patients with myelofibrosis-associated anemia receiving red blood cell (RBC) transfusion did not meet its primary endpoint of RBC transfusion independence.

Sotyktu	PsA	July 2025
The FDA accepted for review the supplemental New Drug Application (sNDA) for Sotyktu for the treatment of adults with active psoriatic arthritis. The FDA assigned PDUFA goal date of March 6, 2026.

In addition, China's Center for Drug Evaluation of National Medical Products Administration and Japan's Ministry of Health, Labour and Welfare accepted sNDAs for Sotyktu in the same indication. The EMA has also validation the Type II variation application to expand the indication for Sotyktu to include this disease. The regulatory applications are based on the pivotal POETYK PsA-1 and POETYK PsA-2 trials.

June 2025
Announced positive data from the pivotal Phase III POETYK PsA-1 trial evaluating the efficacy and safety of Sotyktu in adults with active PsA. The trial met its primary endpoint, with a significantly greater proportion of Sotyktu-treated patients achieving ACR20 response (at least a 20 percent improvement in signs and symptoms of disease) after 16 weeks of treatment compared with placebo (54.2% versus 34.1%, respectively). Additionally, treatment with Sotyktu met important secondary endpoints across PsA disease activity at Week 16, demonstrating improvement across clinical measures, extra-articular manifestations and patient-reported outcomes. The overall safety profile of Sotyktu through 16 weeks of treatment was consistent with what has been reported throughout the clinical trial programs for Sotyktu, including the Phase III POETYK PsA-2 and the Phase III moderate-to-severe plaque psoriasis clinical trials.

June 2025
The supplemental Japanese New Drug Application for Sotyktu was submitted to Japan's Pharmaceuticals and Medical Devices Agency for the treatment of adults with active PsA. This filing includes 16-week efficacy/safety data from the Phase III PsA-1 trial and 52-week efficacy/safety data from the Phase III PsA-2 trial.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2025. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, government actions relating to the imposition of new tariffs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2024 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2024 Form 10-K. There have been no material changes to our market risk during the six months ended June 30, 2025.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
April 1 to 30, 2025	96,226	$58.36	—	$5,014
May 1 to 31, 2025	29,316	$49.03	—	$5,014
June 1 to 30, 2025	91,542	$48.15	—	$5,014
Three months ended June 30, 2025	217,084		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. From time to time thereafter, the Board approved additional share repurchase authorizations totaling an amount of $25.0 billion, including the most recent authorization of $3.0 billion in December 2023. The remaining share repurchase capacity under the program was $5.0 billion as of June 30, 2025. Our share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

On June 3, 2025, David V. Elkins, Chief Financial Officer, adopted a "Rule 10b5-1 trading arrangement" that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 86,000 shares of the Company's common stock, subject to certain conditions. The expiration date for the trading arrangement is May 1, 2026, or such earlier date upon which all transactions are completed. No other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K during the period covered by this Quarterly Report on Form 10-Q.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024	MDS	myelodysplastic syndromes
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of senior unsecured notes issued by BMS in February 2024	Merck	Merck & Co.
2seventy bio	2seventy bio, Inc.	Mirati	Mirati Therapeutics, Inc.
aGVHD	acute graft-versus-host disease	MPM	malignant pleural mesothelioma
ADC	antibody-drug conjugate	MSI-H	microsatellite instability-high
ADP	adenosine diphosphate	MTA	Methylthioadenosine
ANDA	Abbreviated New Drug Application	MZL	marginal zone lymphoma
AOCI	Accumulated other comprehensive loss	NDA	New Drug Application
AstraZeneca	AstraZeneca PLC	nHCM	Nonobstructive Hypertrophic Cardiomyopathy
BCMA	B-cell maturation antigen-directed	NHL	Non-Hodgkin's Lymphoma
BioArctic	BioArctic AB	NKT	natural killer T
BioNTech	BioNTech SE	NSCLC	non-small cell lung cancer
CAR-T	chimeric antigen receptor T-cell	NTRK	Neurotrophic Tropomyosin Receptor Kinase
Celgene	Celgene Corporation	Nimbus	Nimbus Therapeutics
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NVAF	non-valvular atrial fibrillation
CGDP	Coverage Gap Discount Program	OECD	Organization for Economic Co-operation and Development
CHMP	Committee for Medicinal Products for Human Use	oHCM	Obstructive Hypertrophic Cardiomyopathy
CLL	Chronic Lymphocytic Leukemia	Ono	Ono Pharmaceutical Co., Ltd
CML	chronic myeloid leukemia	ORR	overall response rate
CRC	colorectal carcinoma	PD-1	programmed cell death protein 1
CTLA4	Cytotoxic T-lymphocyte Antigen-4	PD-L1	programmed death-ligand 1
CVR	Contingent value right	PDUFA	Prescription Drug User Fee Act
DLBCL	Diffuse Large B-cell Lymphoma	PE	pulmonary embolism
dMMR	mismatch repair deficient	Philochem	Philochem AG
DVT	deep vein thrombosis	PRMT5	protein arginine methyltransferase 5
EC	European Commission	PsA	psoriatic arthritis
Eisai	Eisai Co., Ltd.	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 30, 2025
EMA	European Medicines Agency	R&D	research and development
EPS	earnings per share	RA	rheumatoid arthritis
ES-SCLC	extensive stage small cell lung cancer	RayzeBio	RayzeBio, Inc.
EU	European Union	RCC	renal cell carcinoma
Exchange Act	the Securities Exchange Act of 1934	RDFV	readily determinable fair values
FASB	Financial Accounting Standards Board	REMS	risk evaluation and mitigation strategy
FDA	U.S. Food and Drug Administration	Roche	F. Hoffman-La Roche & Co.
FL	follicular lymphoma	RPT	radiopharmaceutical therapeutics
GAAP	generally accepted accounting principles	RS	ring sideroblast
GTN	gross-to-net	Sanofi	Sanofi S.A.
HCC	hepatocellular carcinoma	SEC	U.S. Securities and Exchange Commission
HCM	hypertrophic cardiomyopathy	SLL	Small Lymphocytic Lymphoma
HHS	Health and Human Services	SPC	Supplementary Protection Certificate
IPRD	in-process research and development	SystImmune	SystImmune, Inc.
IRA	Inflation Reduction Act of 2022	TCJA	Tax Cuts and Jobs Act of 2017
IRS	Internal Revenue Service	TNBC	triple negative breast cancer
JIA	juvenile idiopathic arthritis	UC	ulcerative colitis
Karuna	Karuna Therapeutics, Inc.	UK	United Kingdom
KRAS	Kirsten rat sarcoma	U.S.	United States
LBCL	Large B-cell Lymphoma	VAT	value added tax
MCL	mantle cell lymphoma	VEGF-A	Vascular endothelial growth factor A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 31, 2025	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph. D. Chair of the Board and Chief Executive Officer

Date:	July 31, 2025	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer