Form 10-Q
period 2025-09-30
BRISTOL MYERS SQUIBB CO
filed 2025-10-30
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
At October 23, 2025, there were 2,035,753,027 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2025

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	51

Item 4.
Controls and Procedures	51

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	52

Item 1A.
Risk Factors	52

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5.
Other Information	52

Item 6.
Exhibits	53

Summary of Abbreviated Terms	54
Signatures	55
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product sales	$11,850	$11,483	$34,645	$34,967
Alliance and other revenues	372	409	1,047	991
Total Revenues	12,222	11,892	35,692	35,958

Cost of products sold(a)	3,435	2,957	9,839	9,156
Selling, general and administrative	1,789	1,983	5,086	6,278
Research and development	2,528	2,374	7,365	7,968
Acquired IPRD	633	262	2,328	13,343
Amortization of acquired intangible assets	831	2,406	2,491	7,179
Other (income)/expense, net	(108)	234	725	588
Total Expenses	9,108	10,216	27,834	44,512

Earnings/(Loss) before income taxes	3,114	1,676	7,858	(8,554)
Income tax provision	919	461	1,888	455
Net earnings/(loss)	2,195	1,215	5,970	(9,009)
Noncontrolling interest	(6)	4	3	11
Net earnings/(loss) attributable to BMS	$2,201	$1,211	$5,967	$(9,020)

Earnings/(Loss) per common share:
Basic	$1.08	$0.60	$2.93	$(4.45)
Diluted	1.08	0.60	2.93	(4.45)
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings/(loss)	$2,195	$1,215	$5,970	$(9,009)
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	48	(178)	(395)	67
Pension and postretirement benefits	19	100	22	49
Marketable debt securities	—	5	2	3
Foreign currency translation	(26)	61	96	(41)
Total other comprehensive income/(loss)	41	(12)	(275)	78

Comprehensive income/(loss)	2,236	1,203	5,695	(8,931)
Comprehensive income/(loss) attributable to noncontrolling interest	(6)	4	3	11
Comprehensive income/(loss) attributable to BMS	$2,242	$1,199	$5,692	$(8,942)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$15,726	$10,346
Marketable debt securities	776	513
Receivables	11,422	10,747
Inventories	2,758	2,557
Other current assets	4,948	5,617
Total Current assets	35,630	29,780
Property, plant and equipment	7,349	7,136
Goodwill	21,745	21,719
Other intangible assets	20,465	23,307
Deferred income taxes	4,961	4,236
Marketable debt securities	406	320
Other non-current assets	6,332	6,105
Total Assets	$96,889	$92,603

LIABILITIES
Current liabilities:
Short-term debt obligations	$4,509	$2,046
Accounts payable	4,288	3,602
Other current liabilities	19,339	18,126
Total Current liabilities	28,136	23,774
Deferred income taxes	225	369
Long-term debt	44,469	47,603
Other non-current liabilities	5,459	4,469
Total Liabilities	78,289	76,215

Commitments and Contingencies (see Note 18)

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	46,265	46,024
Accumulated other comprehensive loss	(1,513)	(1,238)
Retained earnings	17,093	14,912
Less cost of treasury stock	(43,586)	(43,655)
Total BMS Shareholders’ equity	18,552	16,335
Noncontrolling interest	48	53
Total Equity	18,600	16,388
Total Liabilities and Equity	$96,889	$92,603
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net earnings/(loss)	$5,970	$(9,009)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	3,034	7,720
Deferred income taxes	(573)	(1,298)
Stock-based compensation	420	387
Impairment charges	514	1,010
Divestiture gains and royalties	(880)	(838)
Acquired IPRD	2,328	13,343
Equity investment (gains)/losses, net	(90)	(221)
Contingent consideration fair value adjustments	336	—
Other adjustments	(76)	123
Changes in operating assets and liabilities:
Receivables	(314)	121
Inventories	(255)	(661)
Accounts payable	88	(333)
Rebates and discounts	1,957	1,889
Income taxes payable	320	(1,381)
Other	(597)	(101)
Net cash provided by/(used in) operating activities	12,182	10,751
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	1,573	1,060
Purchase of marketable debt securities	(1,922)	(398)
Proceeds from sales of equity investments	61	60
Capital expenditures	(941)	(870)
Divestiture and other proceeds	792	766
Acquisition and other payments, net of cash acquired	(2,237)	(21,774)
Net cash provided by/(used in) investing activities	(2,674)	(21,156)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt obligations	—	2,987
Repayments of short-term debt obligations	—	(3,000)
Other short-term financing obligations, net	431	504
Proceeds from issuance of long-term debt	—	12,883
Repayments of long-term debt	(872)	(2,873)
Dividends	(3,783)	(3,645)
Stock option proceeds and other, net	(95)	(87)
Net cash provided by/(used in) financing activities	(4,319)	6,769
Effect of exchange rates on cash, cash equivalents and restricted cash	190	10
Increase/(decrease) in cash, cash equivalents and restricted cash	5,379	(3,626)
Cash, cash equivalents and restricted cash at beginning of period	10,347	11,519
Cash, cash equivalents and restricted cash at end of period	$15,726	$7,893
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2025 and December 31, 2024 and the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024 included in the 2024 Form 10-K. Beginning in the first quarter of 2025, the financial statement line item "Marketing, Selling and Administrative" included in the 2024 Form 10-K was changed to "Selling, General and Administrative", and such nomenclature continues to be used throughout this Quarterly Report. No changes were made to the corresponding definition. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Certain amounts in this Quarterly Report on Form 10-Q may not sum due to rounding. Percentages have been calculated using unrounded amounts.

Business Segment Information

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Consistent with BMS's operational structure, the Chief Executive Officer ("CEO"), as the chief operating decision maker, uses consolidated net income or loss as reported on the income statement when managing and allocating resources at the corporate level. Managing and allocating resources at the global corporate level enables the CEO to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, regional commercial organizations and research and development projects in line with the Company's overarching long-term corporate-wide strategic goals, rather than on a product or franchise basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. For further information on product and regional revenue, see “—Note 2. Revenue.”

The following table represents the significant segment expenses regularly provided to the CEO:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Research(a)	$313	$323	$918	$1,043
Drug Development(b)	1,151	1,094	3,327	3,273
Other(c)	1,063	957	3,120	3,652
Research and development	$2,528	$2,374	$7,365	$7,968
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

Recently Issued Accounting Standards Not Yet Adopted

Derivatives, Hedging and Revenue from Contracts with Customers

In September 2025, the FASB issued amended guidance to refine the scope of derivative accounting and clarify the accounting for share-based noncash consideration from a customer in a revenue contract. Among other provisions, the amendment excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties in the contract. The amended guidance is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The Company is assessing the potential impact of the amended standard.

Internal-Use Software

In September 2025, the FASB issued amended guidance on internal-use software. The guidance clarifies disclosure requirements and establishes new capitalization criteria based on management's authorization and funding commitment as well as the probability that a project will be completed and used for its intended function. The amended guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. Early adoption is permitted. The Company is assessing the potential impact of the amended standard.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Net product sales	$11,850	$11,483	$34,645	$34,967
Alliance revenues	125	105	332	355
Other revenues	247	304	715	636
Total Revenues	$12,222	$11,892	$35,692	$35,958

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Gross product sales	$22,494	$21,223	$64,548	$61,298
GTN adjustments(a)
Charge-backs and cash discounts	(3,475)	(2,967)	(9,840)	(8,366)
Medicaid and Medicare rebates	(4,887)	(4,577)	(13,244)	(11,525)
Other rebates, returns, discounts and adjustments	(2,281)	(2,196)	(6,819)	(6,440)
Total GTN adjustments(b)	(10,644)	(9,740)	(29,903)	(26,331)
Net product sales	$11,850	$11,483	$34,645	$34,967
(a) Includes reductions/(increases) to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $87 million and $418 million for the three and nine months ended September 30, 2025 and $42 million and $103 million for the three and nine months ended September 30, 2024, respectively.
(b) Includes U.S. GTN adjustments of $9.8 billion and $27.5 billion for the three and nine months ended September 30, 2025 and $8.9 billion and $23.9 billion for the three and nine months ended September 30, 2024, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Growth Portfolio
Opdivo	$2,532	$2,360	$7,356	$6,825
Opdivo Qvantig	67	—	105	—
Orencia	964	936	2,697	2,682
Yervoy	739	642	2,090	1,855
Reblozyl	615	447	1,661	1,226
Opdualag	299	233	835	674
Breyanzi	359	224	966	484
Camzyos	296	156	714	379
Zeposia	161	147	418	408
Abecma	137	124	326	301
Sotyktu	80	66	206	163
Krazati	53	34	149	87
Cobenfy	43	—	105	—
Other Growth products(a)	514	443	1,388	1,116
Total Growth Portfolio	6,857	5,812	19,016	16,200
Legacy Portfolio
Eliquis	3,746	3,002	10,991	10,138
Revlimid	575	1,412	2,349	4,434
Pomalyst/Imnovid	675	898	2,041	2,722
Sprycel	119	290	413	1,088
Abraxane	74	253	284	701
Other Legacy products(b)	177	225	599	675
Total Legacy Portfolio	5,365	6,080	16,676	19,758
Total Revenues	$12,222	$11,892	$35,692	$35,958

United States	$8,329	$8,232	$24,721	$25,509
International(c)	3,602	3,389	10,193	9,803
Other(d)	290	271	778	646
Total Revenues	$12,222	$11,892	$35,692	$35,958
(a)    Includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.
(b)    Includes other mature brands.
(c)     Includes Puerto Rico.
(d)    Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $318 million and $992 million for the three and nine months ended September 30, 2025 and $238 million and $496 million for the three and nine months ended September 30, 2024, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Revenues from alliances:
Net product sales	$3,755	$3,091	$11,110	$10,323
Alliance revenues	125	105	332	355
Total alliance revenues	$3,880	$3,196	$11,442	$10,678

Payments to/(from) alliance partners:
Cost of products sold	$1,851	$1,496	$5,466	$5,013
Selling, general and administrative	(62)	(76)	(195)	(220)
Research and development	82	50	233	150
Acquired IPRD	250	—	1,750	880
Other (income)/expense, net	11	(12)	(11)	(126)

Dollars in millions	September 30, 2025	December 31, 2024
Selected alliance balance sheet information:
Receivables – from alliance partners	$198	$221
Accounts payable – to alliance partners	2,141	1,578
Deferred income – from alliances(a)	190	222
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2024 Form 10-K. Significant developments and updates related to alliances during the nine months ended September 30, 2025 and 2024 are set forth below.

BioNTech

In June 2025, BMS and BioNTech entered into a global strategic collaboration for the co-development and co-commercialization of pumitamig (BNT327/BMS986545), a bispecific antibody targeting PD-L1 and VEGF-A, which is currently being evaluated in a Phase III clinical trial for ES-SCLC, Phase II/III clinical trials, including for NSCLC, and a Phase III clinical trial for TNBC. The companies will jointly develop and commercialize pumitamig as monotherapy and in combination with other assets. Both companies also have the right to independently develop pumitamig in further indications and combinations, including combinations of pumitamig with proprietary pipeline assets. Subject to certain exceptions, BMS and BioNTech will share equally in global profits and losses.

BMS made an upfront payment to BioNTech of $1.5 billion, which was recorded as Acquired IPRD during the nine months ended September 30, 2025. BioNTech will also receive $2.0 billion in aggregate of anniversary payments, which will be payable beginning in 2026 through 2028, provided that there is no prior termination of the agreement by BMS, and up to $7.6 billion of contingent development, regulatory and sales-based milestones.

SystImmune

BMS and SystImmune are parties to a global strategic collaboration for the co-development and co-commercialization of izalontamab brengitecan (iza-bren or BL-B01D1), a bispecific topoisomerase inhibitor-based antibody drug conjugate, which is currently being evaluated in Phase I clinical trials for metastatic or unresectable NSCLC and other tumor types as well as Phase II/III clinical trials for TNBC and other tumor types. BMS paid an upfront fee of $800 million, which was recorded as Acquired IPRD during the nine months ended September 30, 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones. During the three months ended September 30, 2025, BMS recorded a $250 million charge as Acquired IPRD following the achievement of a development milestone under the arrangement.

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

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Orbital Therapeutics

In October 2025, BMS entered into a definitive agreement to acquire Orbital Therapeutics, a biotechnology company pioneering a new generation of RNA medicines that reprogram the immune system in vivo, for $1.5 billion in cash. The acquisition will provide BMS with full rights to OTX-201, a preclinical in vivo CAR T-cell therapy currently in IND-enabling studies for autoimmune disease. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions. The accounting treatment as a business combination or asset acquisition will be determined in the period the transaction closes.

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

BMS acquired all of the issued and outstanding shares of Karuna's common stock for $330.00 per share in an all-cash transaction for total consideration of $14.0 billion, or $12.9 billion net of cash acquired. The acquisition was funded primarily with debt proceeds (see "—Note 10. Financing Arrangements" for further detail). The transaction was accounted for as an asset acquisition since Cobenfy represented substantially all of the fair value of the gross assets acquired. As a result, $12.1 billion was recorded as Acquired IPRD during the nine months ended September 30, 2024. The following summarizes the total consideration transferred and allocated:

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
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Selling, general and administrative and $54 million expensed in Research and development during the nine months ended September 30, 2024.

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

	Three Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2025	2024	2025	2024	2025	2024
Diabetes business - royalties	$287	$278	$—	$—	$(286)	$(284)
Mature products and other	2	3	8	5	—	—
Total	$289	$281	$8	$5	$(286)	$(284)

	Nine Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2025	2024	2025	2024	2025	2024
Diabetes business - royalties	$839	$774	$—	$—	$(844)	$(820)
Mature products and other	13	3	1	5	—	—
Total	$852	$777	$1	$5	$(844)	$(820)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Keytruda* royalties	$(150)	$(137)	$(434)	$(407)
Tecentriq* royalties	(12)	(12)	(34)	(35)
Contingent milestone income	—	(13)	(40)	(38)
Amortization of deferred income	(12)	(12)	(36)	(36)
Other royalties and licensing income(a)	(102)	(6)	(152)	(16)
Royalty and licensing income	$(276)	$(180)	$(697)	$(532)
(a)        Other royalties and licensing income for the three and nine months ended September 30, 2025 include $85 million of income recognized in connection with the out-license of five early-stage immunology assets to a company that was newly-formed with Bain Capital Life Sciences.

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

In-license and other arrangements

Philochem

In August 2025, BMS obtained a global exclusive license from Philochem for OncoACP3, a radiopharmaceutical therapeutic and diagnostic agent targeting prostate cancer. The diagnostic agent is currently being evaluated in a Phase I clinical trial. BMS will be responsible for the research, development, manufacturing and commercialization of OncoACP3 following the completion of specific agreed-upon development activities by Philochem.

The transaction included an upfront payment of $350 million, which was recorded as Acquired IPRD during the three months ended September 30, 2025. Philochem is also eligible to receive contingent development, regulatory and sales-based milestones up to $1.0 billion and royalties on global net sales.

BioArctic

In February 2025, BMS obtained a global exclusive license from BioArctic for its PyroGlutamate-amyloid-beta antibody program, including BAN1503 and BAN2803, of which the latter includes BioArctic’s BrainTransporterTM technology and is being studied for the treatment of Alzheimer's Disease. BMS is responsible for development and commercialization worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. BioArctic has the option to co-commercialize in Denmark, Finland, Iceland, Norway, and Sweden. The transaction included an upfront payment of $100 million, which was recorded as Acquired IPRD during the nine months ended September 30, 2025. BioArctic is eligible to receive contingent development, regulatory and sales-based milestones of up to $1.3 billion, as well as royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Interest expense	$480	$505	$1,459	$1,451
Royalty income - divestitures (Note 4)	(286)	(284)	(844)	(820)
Royalty and licensing income (Note 4)	(276)	(180)	(697)	(532)
Provision for restructuring (Note 6)	75	78	432	558
Investment income	(161)	(94)	(438)	(364)
Integration expenses (Note 6)	36	69	110	214
Litigation and other settlements(a)	165	—	424	71
Acquisition expense	—	—	5	50
Intangible asset impairment	—	47	—	47
Equity investment (gains)/losses, net (Note 9)	(190)	(12)	(90)	(221)
Contingent consideration (Note 9)	—	—	336	—
Other(b)	48	105	29	134
Other (income)/expense, net	$(108)	$234	$725	$588
(a)    Reflects charges related to a securities litigation matter during the three months ended September 30, 2025. Additionally, the nine months ended September 30, 2025 includes amounts related to a pricing, sales and promotional practices dispute.
(b)    Includes pension settlement charges of $100 million during the three months ended September 30, 2024 and $119 million during the nine months ended September 30, 2024 incurred in connection with the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income pension plan.

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery, (ii) enhancing BMS's commercial operating model, and (iii) establishing a more responsive manufacturing network. In 2025, BMS expanded the scope of activities supporting these key priorities. As a result, total charges for the 2023 Restructuring Plan are expected to be approximately $2.5 billion through 2027, with $1.6 billion incurred to date. The remaining charges consist primarily of employee termination costs and site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

Celgene and Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the acquisitions of Celgene (2019), Mirati (2024), RayzeBio (2024), Karuna (2024) and 2seventy bio (2025). For these plans, the remaining charges of approximately $115 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
2023 Restructuring Plan	$193	$180	$567	$512
Celgene and Other Acquisition Plans	39	83	134	420
Total charges	$232	$263	$701	$932

Employee termination costs	$71	$77	$423	$554
Other termination costs	4	1	8	4
Provision for restructuring	75	78	432	558
Integration expenses	36	69	110	214
Accelerated depreciation	9	22	36	56
Asset impairments	111	93	128	95
Other shutdown costs, net	1	1	(4)	9
Total charges	$232	$263	$701	$932

Cost of products sold	$110	$88	$114	$105
Selling, general and administrative	1	7	6	19
Research and development	10	21	49	36
Other (income)/expense, net	111	147	532	772
Total charges	$232	$263	$701	$932

The following summarizes the charges and spending related to restructuring plan activities:

	Nine Months Ended September 30,
Dollars in millions	2025	2024
Beginning balance	$297	$188
Provision for restructuring	432	558
Payments	(452)	(432)
Foreign currency translation and other	10	—
Ending balance	$287	$314

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Earnings/(Loss) before income taxes	$3,114	$1,676	$7,858	$(8,554)
Income tax provision	919	461	1,888	455
Effective tax rate	29.5%	27.5%	24.0%	(5.3)%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately.

In July 2025, the U.S. enacted into law new tax legislation, the OBBBA, which among other measures, makes permanent many provisions of the TCJA and modifies certain rules, including within the international tax framework. The OBBBA permits businesses to immediately deduct up to 100% of their qualifying domestic R&D expenses in the year they are incurred for tax years beginning after December 31, 2024, and allows businesses to accelerate deductions (over a one- or two-year period) of domestic R&D expenses that were deferred from 2022 to 2024. The estimated tax impacts from the OBBBA are reflected in the Company's income tax provision for the three and nine months ended September 30, 2025 and in the tax asset and liability balances recorded as of September 30, 2025.

The change in the effective tax rate for the three and nine months ended September 30, 2025 was primarily driven by changes in jurisdictional earnings mix and income tax reserves. During the three months ended September 30, 2025, additional reserves of $160 million were recorded for certain transfer pricing matters. Further, the effective tax rate for the nine months ended September 30, 2024 reflects a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna as well as the release of income tax reserves related to the resolution of the Celgene 2017-2019 IRS audit.

Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the tax legislation code.

During the nine months ended September 30, 2025 and 2024, income tax payments were $2.2 billion and $3.1 billion, including $991 million and $799 million, respectively, for the transition tax following the TCJA enactment.

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

It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2025 could decrease in the range of approximately $260 million to $300 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits, however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by jurisdiction.

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in millions, except per share data	2025	2024	2025	2024
Net earnings/(loss) attributable to BMS	$2,201	$1,211	$5,967	$(9,020)

Weighted-average common shares outstanding – basic	2,036	2,028	2,034	2,026
Incremental shares attributable to share-based compensation plans	3	3	5	—
Weighted-average common shares outstanding – diluted	2,039	2,031	2,039	2,026

Earnings/(Loss) per common share
Basic	$1.08	$0.60	$2.93	$(4.45)
Diluted	1.08	0.60	2.93	(4.45)

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was 21 million and 18 million for the three and nine months ended September 30, 2025 and was 25 million and 41 million for the three and nine months ended September 30, 2024, respectively.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2025			December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$10,916	$—	$—	$6,559	$—
Marketable debt securities
Certificates of deposit	—	651	—	—	308	—
Corporate debt securities	—	461	—	—	486	—
U.S. Treasury securities	—	71	—	—	39	—
Derivative assets	—	260	—	—	750	—
Equity investments(a)	356	88	85	247	42	—
Derivative liabilities	—	184	—	—	247	—
Contingent consideration liability
Contingent value rights(b)	2	—	592	2	—	256
(a)    Level 3 equity investments as of September 30, 2025 include a 19.9% ownership interest in a company that was newly-formed with Bain Capital Life Sciences, which BMS has elected to account for under the fair value option.
(b)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements." The fair value of contingent value rights was estimated using a probability-weighted expected return method and was based on significant unobservable inputs, including the discount rate and the estimated probability and timing of achieving a specified regulatory milestone. During the nine months ended September 30, 2025, the change in fair value of $336 million reflected revised assumptions primarily related to the probability of achieving the specified regulatory milestone and was recorded within Other (income)/expense, net.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2024 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of September 30, 2025 and December 31, 2024.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of September 30, 2025 and December 31, 2024.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	September 30, 2025	December 31, 2024
Equity investments with RDFV	$444	$289
Equity investments without RDFV	833	863
Limited partnerships and other investments	660	598
Total equity investments	$1,936	$1,750

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Equity investments with RDFV
Net (gains)/losses recognized	$(166)	$(33)	$(166)	$(155)
Less: net (gains)/losses recognized on investments sold	—	(3)	5	(2)
Net unrealized (gains)/losses recognized on investments still held	(166)	(30)	(171)	(153)

Equity investments without RDFV
Upward adjustments	—	(15)	(11)	(36)
Net realized (gains)/losses recognized on investments sold	(36)	—	(17)	(36)
Impairments and downward adjustments	6	13	51	42

Limited partnerships and other investments
Equity in net (income)/loss of affiliates and other adjustments	6	23	53	(36)

Total equity investment (gains)/losses	$(190)	$(12)	$(90)	$(221)

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of September 30, 2025 were $229 million and $146 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign currency exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign currency exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign currency exchange contracts, which are designated as cash flow hedges, are temporarily recorded in AOCL and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of September 30, 2025, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax losses of $130 million into Cost of products sold for the Company's foreign currency exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.4 billion for the euro contracts and $1.2 billion for the Japanese yen contracts as of September 30, 2025.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $584 million as of September 30, 2025.

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

Net Investment Hedges

Cross-currency swap contracts of $707 million as of September 30, 2025 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $362 million and the euro of $345 million as of September 30, 2025. Foreign currency forward contracts and zero-cost collar contracts are also designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. As of September 30, 2025, the notional amounts for both of these contracts were zero.

During the three and nine months ended September 30, 2025, the amortization of gains related to the portion of the Company's net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	September 30, 2025				December 31, 2024
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,146	$96	$1,716	$(100)	$6,428	$424	$43	$—
Cross-currency swap contracts	584	70	—	—	584	26	626	(30)
Designated as net investment hedges
Foreign currency exchange contracts	—	—	—	—	185	17	—	—
Cross-currency swap contracts	308	17	398	(49)	361	23	346	(7)
Designated as fair value hedges
Interest rate swap contracts	4,000	53	755	(5)	1,500	10	1,955	(20)
Not designated as hedges
Foreign currency exchange contracts	1,859	13	3,293	(30)	5,749	250	5,243	(173)
Total return swap contracts(c)	462	11	—	—	—	—	443	(17)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gains)/losses recognized on hedges:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$34	$(3)	$21	$21
Cross-currency swap contracts	—	(4)	—	(130)
Interest rate swap contracts	—	2	—	1
Forward interest rate contracts	—	(1)	—	(4)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Foreign currency exchange contracts	$(3)	$7	$(77)	$(46)
Cross-currency swap contracts	—	(55)	—	(19)
Interest rate swap contracts	—	4	—	11
Forward interest rate contracts	—	(1)	—	(3)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income/(loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	$33	$(195)	$(481)	$46
Reclassified to Cost of products sold	34	(3)	21	(77)
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(4)	36	90	2
Reclassified to Other (income)/expense, net	—	(53)	(122)	(12)
Forward interest rate contract gains/(losses):
Recognized in Other comprehensive income/(loss)	—	—	—	131
Reclassified to Other (income)/expense, net	(1)	(1)	(4)	(3)
Derivatives designated as net investment hedges
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	16	(41)	(47)	9
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(19)	(75)	(96)	(34)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	September 30, 2025	December 31, 2024
Non-U.S. short-term financing obligations	$261	$218
Current portion of Long-term debt	4,248	1,828
Short-term debt obligations	$4,509	$2,046
Under its commercial paper program, BMS may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance. The maximum issuance amount was reduced in January 2025 from $7.0 billion as of December 31, 2024 to $5.0 billion.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	September 30, 2025	December 31, 2024
Principal value	$48,186	$48,937
Adjustments to principal value:
Fair value of interest rate swap contracts	48	(10)
Unamortized basis adjustment from swap terminations	62	71
Unamortized bond discounts and issuance costs	(367)	(390)
Unamortized purchase price adjustments of Celgene debt	787	823
Total	$48,717	$49,431

Current portion of Long-term debt	$4,248	$1,828
Long-term debt	44,469	47,603
Total	$48,717	$49,431

The fair value of Long-term debt, including the current portion, was $45.8 billion as of September 30, 2025 and $45.3 billion as of December 31, 2024 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the nine months ended September 30, 2025, $229 million 3.875% Notes and €575 million 1.000% Euro Notes matured and were repaid.

During the nine months ended September 30, 2024, BMS issued an aggregate principal amount of $13.0 billion of senior unsecured notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion. The Company used the net proceeds from this offering to partially fund the acquisitions of RayzeBio and Karuna (see "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information) and used the remaining net proceeds for general corporate purposes. Additionally, $2.5 billion 2.900% Notes and $395 million 3.625% Notes matured and were repaid.

Interest payments were $1.7 billion and $1.4 billion for the nine months ended September 30, 2025 and 2024, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of September 30, 2025, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2030, extendable annually by one year with the consent of the lenders. In February 2024, BMS entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for the Company's commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of September 30, 2025 and December 31, 2024.

Note 11. RECEIVABLES

Dollars in millions	September 30, 2025	December 31, 2024
Trade receivables	$10,664	$9,957
Less charge-backs and cash discounts	(988)	(900)
Less allowance for expected credit loss	(52)	(45)
Net trade receivables	9,624	9,012
Alliance, royalties, VAT and other	1,798	1,735
Receivables	$11,422	$10,747

Non-U.S. receivables sold on a nonrecourse basis were $267 million and $387 million for the nine months ended September 30, 2025 and 2024, respectively. Receivables from the three largest customers in the U.S. represented 73% and 74% of total trade receivables as of September 30, 2025 and December 31, 2024, respectively.

Note 12. INVENTORIES

Dollars in millions	September 30, 2025	December 31, 2024
Finished goods	$1,064	$1,257
Work in process	3,063	2,549
Raw and packaging materials	312	320
Total inventories	$4,439	$4,126

Inventories	$2,758	$2,557
Other non-current assets	1,681	1,569

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	September 30, 2025	December 31, 2024
Land	$157	$161
Buildings	7,124	6,581
Machinery, equipment and fixtures	3,807	3,818
Construction in progress	1,456	1,525
Gross property, plant and equipment	12,544	12,085
Less accumulated depreciation	(5,195)	(4,949)
Property, plant and equipment	$7,349	$7,136
Depreciation expense was $159 million and $489 million for the three and nine months ended September 30, 2025 and $166 million and $482 million for the three and nine months ended September 30, 2024, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2024	$21,719
Currency translation and other adjustments	27
Balance at September 30, 2025	$21,745

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	September 30, 2025			December 31, 2024
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology	6 years	$1,980	$(523)	$1,457	$1,980	$(275)	$1,705
Acquired marketed product rights	3 – 17 years	61,939	(50,903)	11,036	61,876	(48,659)	13,217
Capitalized software	3 – 10 years	1,578	(1,206)	372	1,499	(1,099)	400
IPRD		7,600	—	7,600	7,985	—	7,985
Total		$73,097	$(52,632)	$20,465	$73,340	$(50,033)	$23,307

Amortization expense of Other intangible assets was $867 million and $2.6 billion during the three and nine months ended September 30, 2025 and $2.4 billion and $7.3 billion during the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2025, $85 million and $385 million, respectively, of IPRD impairment charges were recorded in Research and development expense. The charges reflect a full write-down of an oncology asset due to pipeline reprioritization and a partial write-down of a separate oncology asset resulting from revised cash flow projections.

During the nine months ended September 30, 2024, a $280 million impairment charge was recorded in Cost of products sold resulting from lower revised cash flow projections for Inrebic. The charge represented a partial impairment based on the excess of the asset’s carrying value over its estimated fair value using discounted cash flow projections. Additionally, a $590 million IPRD impairment charge for alnuctamab was recorded in Research and development expense in connection with portfolio prioritization. Alnuctamab was being studied as a potential treatment for hematologic diseases and was obtained in the acquisition of Celgene. The charge represented a full write-down of the asset.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	September 30, 2025	December 31, 2024
Income taxes	$2,970	$3,292
Research and development	832	754
Contract assets	224	385
Other	922	1,186
Other current assets	$4,948	$5,617

Dollars in millions	September 30, 2025	December 31, 2024
Equity investments (Note 9)	$1,936	$1,736
Operating leases(a)	1,604	1,224
Inventories (Note 12)	1,681	1,569
Pension and postretirement	281	234
Research and development	260	336
Receivables and convertible notes	16	452
Other	554	554
Other non-current assets	$6,332	$6,105

Dollars in millions	September 30, 2025	December 31, 2024
Rebates and discounts	$11,240	$9,021
Income taxes	1,022	1,514
Employee compensation and benefits	1,156	1,694
Research and development	1,397	1,366
Dividends	1,262	1,258
Interest	512	572
Royalties	513	477
Operating leases	214	181
Other	2,024	2,043
Other current liabilities	$19,339	$18,126

Dollars in millions	September 30, 2025	December 31, 2024
Income taxes	$1,739	$1,491
Pension and postretirement	393	400
Operating leases(a)	1,849	1,370
Deferred income	180	230
Deferred compensation	487	456
Contingent value rights (Note 9)	592	256
Other	219	266
Other non-current liabilities	$5,459	$4,469
(a)    Operating lease assets and liabilities as of September 30, 2025 include the commencement of the San Diego lease for $370 million.

Note 16. EQUITY

The following table summarizes changes in equity during the nine months ended September 30, 2025:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2024	2,923	$292	$46,024	$(1,238)	$14,912	894	$(43,655)	$53
Net earnings/(loss)	—	—	—	—	2,456	—	—	6
Other comprehensive income/(loss)	—	—	—	(185)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	59	—
Balance at March 31, 2025	2,923	$292	$46,011	$(1,424)	$16,106	888	$(43,597)	$59
Net earnings/(loss)	—	—	—	—	1,310	—	—	2
Other comprehensive income/(loss)	—	—	—	(130)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	123	—	—	—	6	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2025	2,923	$292	$46,134	$(1,554)	$16,154	888	$(43,590)	$54
Net earnings/(loss)	—	—	—	—	2,201	—	—	(6)
Other comprehensive income/(loss)	—	—	—	41	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	131	—	—	(1)	4	—
Balance at September 30, 2025	2,923	$292	$46,265	$(1,513)	$17,093	887	$(43,586)	$48

The following table summarizes changes in equity during the nine months ended September 30, 2024:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2023	2,923	$292	$45,684	$(1,546)	$28,766	902	$(43,766)	$55
Net earnings/(loss)	—	—	—	—	(11,911)	—	—	3
Other comprehensive income/(loss)	—	—	—	146	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,215)	—	—	—
Stock compensation	—	—	(29)	—	—	(6)	69	—
Balance at March 31, 2024	2,923	$292	$45,655	$(1,400)	$15,640	896	$(43,697)	$58
Net earnings/(loss)	—	—	—	—	1,680	—	—	4
Other comprehensive income/(loss)	—	—	—	(56)	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,217)	—	—	—
Stock compensation	—	—	111	—	—	—	7	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2024	2,923	$292	$45,766	$(1,456)	$16,103	896	$(43,690)	$54
Net earnings/(loss)	—	—	—	—	1,211	—	—	4
Other comprehensive income/(loss)	—	—	—	(12)	—	—	—	—
Cash dividends declared $0.60 per share	—	—	—	—	(1,217)	—	—	—
Stock compensation	—	—	130	—	—	(1)	15	—
Balance at September 30, 2024	2,923	$292	$45,896	$(1,468)	$16,097	895	$(43,675)	$58

The components of Other comprehensive income/(loss) were as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$29	$(5)	$24	$(391)	$80	$(311)
Reclassified to net earnings(a)	32	(8)	24	(104)	20	(84)
Derivatives qualifying as cash flow hedges	61	(13)	48	(495)	100	(395)

Pension and postretirement benefits
Actuarial gains/(losses)	23	(6)	17	23	(6)	17
Amortization(b)	—	1	1	4	—	5
Pension and postretirement benefits	23	(4)	19	27	(5)	22

Marketable debt securities
Unrealized gains/(losses)	—	—	—	2	—	2

Foreign currency translation	(27)	1	(26)	64	33	96

Other comprehensive income/(loss)	$58	$(17)	$41	$(403)	$127	$(275)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$(159)	$26	$(133)	$179	$(33)	$146
Reclassified to net earnings(a)	(58)	13	(45)	(93)	14	(79)
Derivatives qualifying as cash flow hedges	(217)	39	(178)	86	(19)	67

Pension and postretirement benefits
Actuarial gains/(losses)	4	—	4	(89)	22	(67)
Amortization(b)	4	(1)	3	7	(1)	6
Settlements(b)	100	(7)	93	119	(9)	110
Pension and postretirement benefits	108	(8)	100	37	12	49

Marketable debt securities
Unrealized gains/(losses)	7	(2)	5	4	(1)	3

Foreign currency translation	34	27	61	(47)	6	(41)

Other comprehensive income/(loss)	$(68)	$56	$(12)	$80	$(2)	$78
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

Dollars in millions	September 30, 2025	December 31, 2024
Derivatives qualifying as cash flow hedges	$(18)	$376
Pension and postretirement benefits	(626)	(648)
Marketable debt securities	3	2
Foreign currency translation(a)	(872)	(968)
Accumulated other comprehensive loss	$(1,513)	$(1,238)
(a)Includes net investment hedge gains of $100 million and $210 million as of September 30, 2025 and December 31, 2024, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Cost of products sold	$16	$14	$47	$42
Selling, general and administrative	58	53	170	154
Research and development	66	62	203	191
Total stock-based compensation expense	$139	$129	$420	$387

Income tax benefit	$29	$27	$88	$82

The number of units granted and the weighted-average fair value on the grant date for the nine months ended September 30, 2025 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	12.4	$56.24
Market share units	1.1	$71.38
Performance share units	0.5	$62.72

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$970	$92	$65
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.1	1.6

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

BMS is vigorously defending against the legal proceedings in which it is named as a defendant and believes it has substantial claims and/or defenses in each matter. While the outcomes of these proceedings and other contingencies BMS is subject to are inherently unpredictable and uncertain, BMS does not believe that any of these matters will have a material adverse effect on BMS’ financial position or liquidity, though they could possibly be material to the Company's consolidated results of operations in any one accounting period. There can be no assurance that there will not be an increase in the scope of one or more of the matters described below or that any other or future lawsuits, claims, government investigations, or other legal proceedings will not be material to BMS’s financial position, results of operations, or cash flows for a particular period. Furthermore, failure to successfully enforce BMS’s patent rights would likely result in substantial decreases in the respective product revenues from generic competition.

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

INTELLECTUAL PROPERTY

Eliquis - Europe
BMS is involved in litigations throughout Europe against companies seeking to launch generic apixaban products prior to the expiration of the composition-of-matter patent for Eliquis and its associated SPCs. Litigations are pending or have concluded in Belgium, Bulgaria, Croatia, Czech Republic, Denmark, Finland, France, Greece, Hungary, Ireland, Italy, Lithuania, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland, and the UK.

To date, courts in these jurisdictions have rendered the following decisions:
•The court made a final negative decision in the UK, and generics are now on the market there.
•The courts made final positive decisions in Norway, Spain, Sweden, and Switzerland. In addition, the courts made initial positive decisions in France, Belgium and the Netherlands which are now final, following settlement.
•The courts made initial negative decisions in Finland, Ireland, and Slovakia. In Finland and Slovakia, appeals are pending. In Ireland, the appeals court overturned the initial decision and remanded the case to the lower court, and the case is now settled.
•The courts made initial positive decisions in the Czech Republic, Greece and Portugal. In Greece and Portugal, appeals are pending. In the Czech Republic, the appeals court remanded the case to the lower court.

One or more generics have entered the market in Finland, Poland and Portugal while proceedings are pending. Additional generic manufacturers may seek to market generic apixaban products in these or additional countries in Europe prior to the expiration of the Company's patents, which may lead to additional infringement and invalidity actions in Europe.

Pomalyst - U.S.
In December 2024, Celgene received a Notice Letter from Cipla USA, Inc. (“Cipla”) notifying Celgene that Cipla had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against Cipla in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. In September 2025, Celgene and Cipla entered into a settlement agreement for this matter and the case was dismissed.

In April 2025, Celgene received a Notice Letter from USV Private Limited (“USV”) notifying Celgene that USV had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against USV in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. In October 2025, Celgene and USV entered into a settlement agreement for this matter.

In June 2025, Celgene received a Notice Letter from Deva Holding A/S (“Deva”) notifying Celgene that Deva had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against Deva in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. In August 2025, Celgene and Deva entered into a settlement agreement for this matter and the case was dismissed.

In September 2025, Celgene received a Notice Letter from Sandoz Inc. (“Sandoz”) notifying Celgene that Sandoz had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against Sandoz in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. No trial date has been scheduled.

Zeposia - U.S.
In May and June 2024, BMS received Notice Letters from Synthon BV (“Synthon”) and Apotex Inc. (“Apotex”), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval to market a generic ozanimod product in the U.S. and challenging a polymorph patent listed in the Orange Book for Zeposia but not the composition of matter patent. In response, BMS filed patent infringement actions against Synthon and Apotex in the U.S. District Court for the District of Delaware. In September 2024, the district court consolidated the Synthon and Apotex actions. In September 2025, BMS and Synthon entered into a settlement agreement for this matter and the case was dismissed. The Apotex case remains pending with the trial scheduled for February 2027.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers and employees in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints alleged that the defendants violated federal securities laws. The district court consolidated the two actions. In December 2019, the district court denied in part and granted in part defendants’ motion to dismiss. In November 2020, the district court certified a class of Celgene common stock purchasers between April 27, 2017 through April 28, 2018. Following discovery, defendants moved for summary judgment, which the district court granted in part and denied in part. In September 2025, the parties reached a settlement in principle to resolve the Celgene Securities Class Action, which is subject to court approval.

Certain entities filed individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action. These actions have been consolidated for pre-trial proceedings. Defendants have moved for partial summary judgment in these consolidated actions. In August 2025, the court issued a partial summary judgment ruling, dismissing certain statements. The portions of the defendants’ summary judgment motion related to certain other alleged misstatements remain pending before the court.

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

In July 2025, an individual beneficial owner of CVRs filed a lawsuit against BMS in the Southern District of New York making similar allegations to the previously dismissed case. BMS moved to dismiss the complaint in September 2025.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against HHS and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. In April 2024, the court denied BMS’s motion for summary judgment and granted the government’s cross-motion for summary judgment. BMS appealed to the United States Court of Appeals for the Third Circuit. In September 2025, the Third Circuit affirmed the lower court’s decision.

340B Litigation
On November 26, 2024, BMS filed a lawsuit against Carole Johnson, Administrator of Health Resources & Services Administration (“HRSA”) and Xavier Becerra, U.S. Secretary of HHS, challenging HRSA’s determination that BMS could not implement a cash rebate model for the 340B drug pricing program. BMS is seeking a determination that HRSA’s actions violate the Administrative Procedure Act and the United States Constitution. In May 2025, the U.S. District Court for the District of Columbia granted HRSA summary judgment on BMS’s claims. BMS has appealed to the U.S. Court of Appeals for the District of Columbia Circuit, and the Court is scheduled to hear oral argument in November 2025.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $60 million as of September 30, 2025, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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

In 2025, we have achieved multiple regulatory approvals across our portfolio, including the: (i) approval of Breyanzi for adults with relapsed or refractory FL in the EU, (ii) approval of Camzyos for the treatment of symptomatic obstructive HCM in Japan, (iii) approval of Opdivo + Yervoy as a first-line treatment of adult patients with unresectable or advanced HCC in both the U.S. and the EU, (iv) approval of Opdivo + Yervoy for first-line treatment of adults and pediatric patients 12 years and older with unresectable or metastatic MSI-H or dMMR colorectal cancer in the U.S. and Japan, (v) approval of Opdivo as a perioperative regimen for resectable high risk NSCLC in the EU and (vi) approval of Opdivo Qvantig for use across multiple adult solid tumors in the EU. Additionally, we received label updates from the FDA that have reduced or removed certain patient monitoring requirements associated with the use of Camzyos, Breyanzi and Abecma.

We continue to pursue activities to advance and expand our pipeline through our internal research and development efforts as well as through business development activities. In October 2025, BMS entered into a definitive agreement to acquire Orbital Therapeutics, which will provide the Company with full rights to OTX-201, a preclinical in vivo CAR T-cell therapy currently in IND-enabling studies for autoimmune disease. Additionally in 2025 the Company (i) entered into a strategic collaboration with BioNTech to co-develop and co-commercialize BioNTech's investigational bispecific antibody pumitamig (BNT327/BMS986545) across multiple solid tumor types, (ii) acquired a global exclusive license from Philochem for OncoACP3, a radiopharmaceutical therapeutic and diagnostic agent targeting prostate cancer, and (iii) expanded our development and manufacturing capabilities by opening a new radiopharmaceutical facility in Indianapolis, Indiana, which will support RPTs acquired in connection with the RayzeBio acquisition. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to "Item 1. Financial Statements — Note 3. Alliances" and "Item 1. Financial Statements — Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements".

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2025	2024	2025	2024
Total Revenues	$12,222	$11,892	$35,692	$35,958

Diluted earnings/(loss) per share
GAAP	$1.08	$0.60	$2.93	$(4.45)
Non-GAAP	1.63	1.80	4.89	(0.53)

Revenues increased 3% for the third quarter of 2025 and decreased 1% on a year-to-date basis. Demand increased across the Growth Portfolio and for Eliquis, which was offset by the impact of generics across the remainder of the Legacy Portfolio. Additionally, year-to-date revenues were impacted by the redesign of the U.S. Medicare Part D program.

The $0.48 increase in GAAP EPS for the third quarter of 2025 was primarily due to the impact of certain specified items, including lower amortization of acquired intangible assets, and cost savings from our ongoing strategic productivity initiative in 2025, partially offset by higher one-time Acquired IPRD charges. After adjusting for specified items, the $0.17 decrease in non-GAAP EPS was primarily due to higher one-time Acquired IPRD charges, partially offset by costs savings from our ongoing strategic productivity initiative in 2025.

The $7.38 increase in GAAP EPS year-to-date was primarily due to lower one-time Acquired IPRD charges, the impact of certain specified items, including lower amortization of acquired intangible assets, and cost savings from our ongoing strategic productivity initiative in 2025. After adjusting for specified items, the $5.42 increase in non-GAAP EPS was primarily due to lower one-time Acquired IPRD charges and cost savings from our ongoing strategic productivity initiative in 2025.

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

In May 2025, President Trump issued an executive order entitled, "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients," which, among various proposals, directs the HHS to facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers that sell their products to American patients at the most-favored-nation price and to communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. On July 31, 2025, the Trump administration sent letters to several pharmaceutical manufacturers, including BMS, which outlined steps that such manufacturers should take to advance certain objectives of the executive order. While there is significant uncertainty around the potential implementation of this executive order and related rule-making, it could result in reduced prices and reimbursement for certain of our U.S. products and may significantly impact our business and consolidated results of operations.

In July 2025, the OBBBA was enacted which, among other things, aims to achieve efficiencies in U.S. federal government healthcare spending over the next decade, primarily within Medicaid. Additionally, this legislation makes permanent many provisions of the TCJA and modifies certain rules, including within the international tax framework, thereby offering increased certainty for future business planning. The OBBBA also permits businesses to immediately deduct up to 100% of their qualifying domestic R&D expenses in the year they are incurred for tax years beginning after December 31, 2024, and allows businesses to accelerate deductions (over a one- or two-year period) of domestic R&D expenses that were deferred from 2022 to 2024. We are continuing to assess the full scope of this legislation and its potential commercial implications, and it is possible that these changes may impact our cash flows and results of operations.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2025 as of October 30, 2025:

Product	Date	Approval

Opdivo + Yervoy	August 2025	Japan’s Ministry of Health Labour and Welfare approval of Opdivo + Yervoy for the treatment of unresectable advanced or recurrent microsatellite instability-high (MSI-High) colorectal cancer.

Opdivo + Yervoy	June 2025	Japan’s Ministry of Health Labour and Welfare approval of Opdivo + Yervoy for the treatment of unresectable HCC.

Inrebic	June 2025	Japan’s Ministry of Health Labour and Welfare approval of Inrebic for the treatment of myelofibrosis.

Opdivo Qvantig	May 2025
EC approval of Opdivo Qvantig for use across multiple adult solid tumors as monotherapy, monotherapy maintenance following completion of intravenous Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib.

Opdivo	May 2025
EC approval for perioperative regimen of neoadjuvant Opdivo and chemotherapy followed by surgery and adjuvant Opdivo for the treatment of resectable NSCLC at high-risk of recurrence in adult patients whose tumors have PD-L1 expression ≥1%.

Opdivo + Yervoy	April 2025	FDA approval of Opdivo + Yervoy as a first-line treatment of adult patients with unresectable or metastatic HCC.

Opdivo + Yervoy	April 2025
FDA approval of Opdivo + Yervoy as a first-line treatment of adult and pediatric patients (12 years and older) with unresectable or metastatic microsatellite instability-high or mismatch repair deficient CRC.

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

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the third quarter of 2025.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	2025	2024	% Change	Foreign Exchange(c)	2025	2024	% Change	Foreign Exchange(c)
United States	$8,329	$8,232	1%	—%	$24,721	$25,509	(3)%	—%
International(a)	3,602	3,389	6%	4%	10,193	9,803	4%	1%
Other(b)	290	271	7%	—%	778	646	20%	—%
Total revenues	$12,222	$11,892	3%	1%	$35,692	$35,958	(1)%	—%
(a)    Includes Puerto Rico.
(b)    Includes royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(c)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues increased 1% during the third quarter of 2025 and decreased 3% year-to-date, reflecting higher demand across the Growth Portfolio and for Eliquis, offset by the impact of generics on Revlimid, Sprycel, and Abraxane. Additionally, year-to-date revenues were impacted by the redesign of the U.S. Medicare Part D program. Average U.S. net selling prices decreased 5% year-to-date compared to the corresponding period a year ago.

International

•International revenues increased 6% during the third quarter of 2025 and 4% year-to-date, primarily due to higher demand across the Growth Portfolio and for Eliquis, partially offset by generic erosion within the remainder of the Legacy Portfolio. Excluding the impacts of foreign exchange, international revenues increased 3% during the third quarter of 2025 and year-to-date.

No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2025 and 2024. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Gross product sales	$22,494	$21,223	6%	$64,548	$61,298	5%
GTN adjustments
Charge-backs and cash discounts	(3,475)	(2,967)	17%	(9,840)	(8,366)	18%
Medicaid and Medicare rebates	(4,887)	(4,577)	7%	(13,244)	(11,525)	15%
Other rebates, returns, discounts and adjustments	(2,281)	(2,196)	4%	(6,819)	(6,440)	6%
Total GTN adjustments	(10,644)	(9,740)	9%	(29,903)	(26,331)	14%
Net product sales	$11,850	$11,483	3%	$34,645	$34,967	(1)%

GTN adjustments percentage	47%	46%	1%	46%	43%	3%
U.S.	54%	52%	2%	53%	48%	5%
Non-U.S.	18%	20%	(2)%	19%	20%	(1)%

Reductions/(increases) to provisions for product sales made in prior periods resulting from changes in estimates were $87 million and $418 million for the three and nine months ended September 30, 2025 and $42 million and $103 million for the three and nine months ended September 30, 2024, respectively. The reductions to provisions recognized for the nine months ended September 30, 2025 primarily relate to lower than expected Medicaid utilization.

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

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Growth Portfolio
Opdivo	$2,532	$2,360	7%	$7,356	$6,825	8%
U.S.	1,454	1,366	6%	4,293	3,927	9%
Non-U.S.	1,077	994	8%	3,063	2,898	6%

Opdivo Qvantig	67	—	N/A	105	—	N/A
U.S.	60	—	N/A	97	—	N/A
Non-U.S.	7	—	N/A	8	—	N/A

Orencia	964	936	3%	2,697	2,682	1%
U.S.	721	706	2%	1,987	2,020	(2)%
Non-U.S.	243	230	6%	710	662	7%

Yervoy	739	642	15%	2,090	1,855	13%
U.S.	455	399	14%	1,300	1,171	11%
Non-U.S.	284	243	17%	790	684	15%

Reblozyl	615	447	37%	1,661	1,226	35%
U.S.	494	358	38%	1,336	999	34%
Non-U.S.	121	89	35%	324	227	43%

Opdualag	299	233	28%	835	674	24%
U.S.	259	216	20%	739	637	16%
Non-U.S.	40	17	122%	96	37	156%

Breyanzi	359	224	60%	966	484	100%
U.S.	251	173	45%	709	382	86%
Non-U.S.	109	51	115%	257	102	153%

Camzyos	296	156	89%	714	379	88%
U.S.	238	135	76%	578	342	69%
Non-U.S.	57	21	177%	137	37	>200%

Zeposia	161	147	9%	418	408	2%
U.S.	113	105	8%	278	288	(3)%
Non-U.S.	48	42	13%	139	120	16%

Abecma	137	124	9%	326	301	8%
U.S.	51	77	(34)%	156	183	(15)%
Non-U.S.	86	47	80%	170	118	44%

Sotyktu	80	66	21%	206	163	26%
U.S.	51	51	—%	126	126	—%
Non-U.S.	29	15	91%	80	37	112%

Krazati	53	34	58%	149	87	72%
U.S.	48	32	52%	139	82	70%
Non-U.S.	5	2	144%	10	5	94%

Cobenfy	43	—	N/A	105	—	N/A
U.S.	43	—	N/A	104	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Growth Portfolio (cont.)
Other Growth Products(a)	514	443	16%	1,388	1,116	24%
U.S.	195	182	8%	570	511	12%
Non-U.S.	319	261	22%	817	605	35%

Total Growth Portfolio	$6,857	$5,812	18%	$19,016	$16,200	17%
U.S.	4,432	3,800	17%	12,413	10,668	16%
Non-U.S.	2,425	2,012	20%	6,603	5,532	19%

Legacy Portfolio
Eliquis	$3,746	$3,002	25%	$10,991	$10,138	8%
U.S.	2,631	2,045	29%	7,930	7,410	7%
Non-U.S.	1,115	957	16%	3,060	2,728	12%

Revlimid	575	1,412	(59)%	2,349	4,434	(47)%
U.S.	485	1,212	(60)%	2,027	3,830	(47)%
Non-U.S.	89	200	(55)%	322	604	(47)%

Pomalyst/Imnovid	675	898	(25)%	2,041	2,722	(25)%
U.S.	596	697	(15)%	1,717	2,010	(15)%
Non-U.S.	79	201	(61)%	324	712	(55)%

Sprycel	119	290	(59)%	413	1,088	(62)%
U.S.	69	225	(69)%	263	848	(69)%
Non-U.S.	49	65	(24)%	150	240	(37)%

Abraxane	74	253	(71)%	284	701	(59)%
U.S.	24	151	(84)%	97	450	(79)%
Non-U.S.	50	102	(50)%	187	251	(25)%

Other Legacy Products(b)	177	225	(21)%	599	675	(11)%
U.S.	92	102	(11)%	274	293	(7)%
Non-U.S.	85	123	(29)%	324	382	(14)%

Total Legacy Portfolio	$5,365	$6,080	(12)%	$16,676	$19,758	(16)%
U.S.	3,897	4,432	(12)%	12,308	14,841	(17)%
Non-U.S.	1,468	1,648	(11)%	4,368	4,917	(11)%

Total Revenues	$12,222	$11,892	3%	$35,692	$35,958	(1)%
U.S.	8,329	8,232	1%	24,721	25,509	(3)%
Non-U.S.(c)	3,893	3,660	6%	10,971	10,449	5%

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

•U.S. revenues increased 6% during the third quarter of 2025 and 9% year-to-date, primarily due to higher average net selling prices and higher demand.

•International revenues increased 8% during the third quarter of 2025 and 6% year-to-date, primarily due to higher demand for additional indication launches and foreign exchange impacts of 3% and (1)%, respectively. Excluding foreign exchange impacts, revenues increased 6% and 7%, respectively.

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

•U.S. revenues increased 2% during the third quarter of 2025, primarily due to higher demand, partially offset by lower average net selling prices.

•U.S. revenues decreased 2% year-to-date, primarily due to lower average net selling prices, partially offset by higher demand.

•International revenues increased 6% during the third quarter of 2025 and 7% year-to-date, primarily due to higher demand and foreign exchange impacts of 2% during the third quarter. Excluding foreign exchange impacts, revenues increased 3% and 7%, respectively.

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

•U.S. revenues increased 14% during the third quarter of 2025 and 11% year-to-date, primarily due to higher demand and higher average net selling prices.

•International revenues increased 17% during the third quarter of 2025 and 15% year-to-date, primarily due to higher demand and foreign exchange impacts of 4% during the third quarter. Excluding foreign exchange impacts, revenues increased 13% and 15%, respectively.

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

•U.S. revenues increased 38% during the third quarter of 2025 and 34% year-to-date, primarily due to higher demand.

•International revenues increased 35% during the third quarter of 2025 and 43% year-to-date, primarily due to higher demand and foreign exchange impacts of 4% and 2%, respectively. Excluding foreign exchange impacts, revenues increased 31% and 41%, respectively.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 20% during the third quarter of 2025 and 16% year-to-date, primarily due to higher demand.

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

•U.S. revenues increased 45% during the third quarter of 2025 and 86% year-to-date, primarily due to higher demand for core indications and additional indication launches.

•International revenues increased by 115% during the third quarter of 2025 and 153% year-to-date, primarily due to higher demand driven by new indication launches and launches in new markets as well as foreign exchange impacts of 10% and 8%, respectively. Excluding foreign exchange impacts, revenues increased 104% and 145%, respectively.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms.

•U.S. revenues increased 76% during the third quarter of 2025 and 69% year-to-date, primarily due to higher demand.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues increased 8% during the third quarter of 2025, primarily due to higher demand, partially offset by lower average net selling prices.

•U.S. revenues decreased 3% year-to-date, primarily due to lower average net selling prices.

•International revenues increased 13% during the third quarter of 2025 and 16% year-to-date, primarily due to higher demand and foreign exchange impacts of 6% and 3%, respectively. Excluding foreign exchange impacts, revenues increased 6% and 13%, respectively.

Abecma (idecabtagene vicleucel) — is a BCMA genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues decreased 34% during the third quarter of 2025 and 15% year-to-date, primarily due to lower demand from increased competition in BCMA targeted therapies.

•International revenues increased 80% during the third quarter of 2025 and 44% year-to-date, primarily due to a one-time favorable GTN adjustment in 2025 and foreign exchange impacts of 9% and 4%, respectively. Excluding foreign exchange impacts, revenues increased 71% and 40%, respectively.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•U.S. revenues were relatively flat during the third quarter of 2025 and year-to-date, primarily driven by higher demand, offset by lower average net selling prices.

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

•U.S. revenues increased 52% during the third quarter of 2025 and 70% year-to-date, primarily due to higher demand, partially offset by lower average net selling prices.

Cobenfy (xanomeline and trospium chloride) – a combination of xanomeline, a M1/M4 muscarinic agonist, and trospium chloride, a peripheral muscarinic antagonist, indicated for the treatment of schizophrenia in adults. Cobenfy was approved by the FDA in September 2024 and launched in the U.S. in October 2024 and Puerto Rico in January 2025.

Other growth products — includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.

Legacy Portfolio

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 29% during the third quarter of 2025 and 7% year-to-date, primarily due to higher demand and changes in average net selling prices. Average net selling prices increased during the third quarter of 2025 and decreased on a year-to-date basis, mainly driven by the redesign of the Medicare Part D program.

•International revenues increased 16% during the third quarter of 2025 and 12% year-to-date, primarily due to higher demand and foreign exchange impacts of 6% and 3%, respectively. Excluding foreign exchange impacts, revenues increased 11% and 9%, respectively.

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

•U.S. revenues decreased 60% during the third quarter of 2025 and 47% year-to-date, primarily due to lower demand driven by generic erosion and lower average net selling prices. Lower average net selling prices were impacted by the redesign of the Medicare Part D program during 2025.

•International revenues decreased 55% during the third quarter of 2025 and 47% year-to-date, primarily due to lower demand driven by generic erosion and foreign exchange impacts of (1)% year-to-date. Excluding foreign exchange impacts, revenues decreased 56% and 46%, respectively.

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

•U.S. revenues decreased 15% during the third quarter of 2025 and year-to-date, primarily due to lower average net selling prices. Lower average net selling prices were impacted by the redesign of the Medicare Part D program during 2025.

•International revenues decreased 61% during the third quarter of 2025 and 55% year-to-date, primarily due to generic erosion and foreign exchange impacts of 1% during the third quarter. Excluding foreign exchange impacts, revenues decreased 61% and 55%, respectively.

•Generic pomalidomide products entered the EU market in August 2024 and are expected to enter the U.S. market in March 2026.

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

•U.S. revenues decreased 69% during the third quarter of 2025 and year-to-date, primarily due to lower demand driven by generic erosion.

•International revenues decreased 24% during the third quarter of 2025 and 37% year-to-date, primarily due to lower demand driven by generic erosion and foreign exchange impacts of 1% and (1)%, respectively. Excluding foreign exchange impacts, revenues decreased 25% and 37%, respectively.

•In the U.S. (September 2024), EU and Japan, generic dasatinib products have entered the market.
Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 84% during the third quarter of 2025 and 79% year-to-date, primarily due to lower demand driven by generic erosion.

Other legacy products — includes other mature brands.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— SEC Consent Order" in our 2024 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of September 30, 2025, for our U.S. distribution channels, and as of June 30, 2025, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 85% of total gross sales of U.S. products during the nine months ended September 30, 2025. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the nine months ended September 30, 2025 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2025	2024	% Change	2025	2024	% Change
Cost of products sold(a)	$3,435	$2,957	16%	$9,839	$9,156	7%
Selling, general and administrative	1,789	1,983	(10)%	5,086	6,278	(19)%
Research and development	2,528	2,374	6%	7,365	7,968	(8)%
Acquired IPRD	633	262	142%	2,328	13,343	(83)%
Amortization of acquired intangible assets	831	2,406	(65)%	2,491	7,179	(65)%
Other (income)/expense, net	(108)	234	(146)%	725	588	23%
Total Expenses	$9,108	$10,216	(11)%	$27,834	$44,512	(37)%
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $478 million in the third quarter of 2025 and $683 million year-to-date, primarily due to higher alliance profit sharing and product mix. The year-to-date increase was partially offset by an impairment charge of $280 million recorded in 2024.

Selling, General and Administrative

Selling, general and administrative expense decreased by $194 million in the third quarter of 2025 and $1.2 billion year-to-date, primarily due to cost savings from the Company's ongoing strategic productivity initiative, including investment prioritization decisions. Additionally, year-to-date 2024 included cash settlements of unvested stock awards and other acquisition-related expenses of $372 million.

Research and Development

Research and development expense increased by $154 million in the third quarter of 2025, primarily due to an $85 million IPRD impairment charge and higher drug development costs as a result of recent acquisitions, partially offset by cost savings from the Company's ongoing strategic productivity initiative in 2025.

On a year-to-date basis, Research and development expense decreased $603 million, primarily due to the cash settlements of unvested stock awards and other acquisition-related expenses in 2024 ($348 million) as well as lower IPRD impairment charges ($205 million) and cost savings from the Company's ongoing strategic productivity initiative in 2025.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Karuna asset acquisition (Note 4)	$—	$—	$—	$12,122
BioNTech upfront fee (Note 3)	—	—	1,500	—
Philochem upfront fee (Note 4)	350	—	350	—
SystImmune upfront fee and milestone (Note 3)	250	—	250	800
BioArctic upfront fee (Note 4)	—	—	100	—
Evotec designation and opt-in license fees	25	125	108	170
RayzeBio rights buy-out	—	92	—	92
Prothena opt-in license fee	—	—	—	80
Other	8	45	20	79
Acquired IPRD	$633	$262	$2,328	$13,343

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $1.6 billion in the third quarter of 2025 and $4.7 billion year-to-date, primarily due to the lower amortization expense related to Revlimid. The Revlimid acquired marketed product right was fully amortized in the fourth quarter of 2024.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $342 million in the third quarter of 2025 and $137 million year-to-date as discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Interest expense	$480	$505	$1,459	$1,451
Royalty income - divestitures	(286)	(284)	(844)	(820)
Royalty and licensing income	(276)	(180)	(697)	(532)
Provision for restructuring	75	78	432	558
Investment income	(161)	(94)	(438)	(364)
Integration expenses	36	69	110	214
Litigation and other settlements	165	—	424	71
Acquisition expenses	—	—	5	50
Intangible asset impairments	—	47	—	47
Equity investment (gains)/losses	(190)	(12)	(90)	(221)
Contingent consideration	—	—	336	—
Other	48	105	29	134
Other (income)/expense, net	$(108)	$234	$725	$588

•Interest expense decreased in the third quarter of 2025 and increased year-to-date, primarily due to the timing of additional borrowings and maturities of debt instruments. Refer to "Item 1. Financial Statements—Note 10. Financing Arrangements" for further information.
•Royalties and licensing income includes $85 million of income recognized during the third quarter of 2025 in connection with the out-license of five early-stage immunology assets to a company that was newly-formed with Bain Capital Life Sciences. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for more information.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including the plans discussed further in "Item 1. Financial Statements—Note 6. Restructuring".
•Investment income increased in the third quarter of 2025 and year-to-date due to higher cash balances.
•Litigation and other settlements includes amounts related to a securities litigation matter in the third quarter of 2025. Year-to-date 2025 also includes amounts related to a pricing, sales and promotional practices dispute. Refer to "Item 1. Financial Statements— Note 18. Legal Proceedings and Contingencies" for more information.
•Equity investments generated higher gains during the third quarter of 2025, primarily driven by investments that have readily determinable fair values. Equity investments generated lower gains year-to-date 2025, driven by limited partnerships and other investments. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Contingent consideration year-to-date 2025 reflects the change in fair value of the contingent value rights associated with the Mirati acquisition. Refer to "Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Other includes pension settlement charges of $100 million and $119 million for the third quarter and year-to-date 2024, respectively, related to the termination of the Bristol-Myers Squibb Puerto Rico. Inc. Retirement Income pension plan.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024
Earnings/(Loss) before income taxes	$3,114	$1,676	$7,858	$(8,554)
Income tax provision	919	461	1,888	455
Effective tax rate	29.5%	27.5%	24.0%	(5.3)%

Impact of specified items	(7.2)%	(9.0)%	(6.1)%	193.7%
Effective tax rate excluding specified items	22.3%	18.5%	17.9%	188.4%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The estimated tax impacts from the OBBBA are reflected in the Company's income tax provision for the three and nine months ended September 30, 2025. For additional information on the impacts of the OBBBA, refer to "Item 1. Financial Statements — Note 7. Income Taxes".

The change in the effective tax rate for the three and nine months ended September 30, 2025 was primarily driven by changes in jurisdictional earnings mix and income tax reserves. During the third quarter of 2025, additional reserves of $160 million were recorded for certain transfer pricing matters. Further, the effective tax rate for the nine months ended September 30, 2024 reflects a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna as well as the release of income tax reserves related to the resolution of the Celgene 2017-2019 IRS audit.

Excluding the impact of specified items, the change in effective tax rate for the three and nine months ended September 30, 2025 was primarily driven by jurisdictional earnings mix. On a year-to-date basis, the change in the effective tax rate was further impacted by the Karuna acquisition in 2024.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from acquisition-related equity awards, (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnerships and other investments), and (x) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates, as well as certain other significant tax items. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on October 30, 2025 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2025	2024	2025	2024

Inventory purchase price accounting adjustments	$13	$13	$38	$34
Intangible asset impairment	—	—	—	280
Site exit and other costs	110	88	114	105
Cost of products sold	122	101	152	419

Acquisition related charges(a)	—	—	19	372
Site exit and other costs	1	7	6	19
Selling, general and administrative	1	7	25	391

IPRD impairments	85	—	385	590
Acquisition related charges(a)	—	—	—	348
Site exit and other costs	10	21	49	36
Research and development	95	21	434	974

Amortization of acquired intangible assets	831	2,406	2,491	7,179

Interest expense(b)	(12)	(12)	(36)	(37)
Provision for restructuring	75	78	432	558
Integration expenses	36	69	110	214
Litigation and other settlements	179	—	425	61
Acquisition expenses	—	—	5	50
Intangible asset impairment	—	47	—	47
Equity investment (gains)/losses	(190)	(13)	(92)	(222)
Contingent consideration	—	—	336	—
Other	10	106	10	116
Other (income)/expense, net	98	275	1,189	787

Increase to earnings/(loss) before income taxes	1,148	2,810	4,291	9,750

Income taxes on items above	(190)	(371)	(447)	(1,296)
Specified tax charge/(benefit)(c)	160	—	160	(502)
Income taxes	(31)	(371)	(287)	(1,798)

Increase to net earnings/(loss) attributable to BMS	$1,117	$2,439	$4,004	$7,952
(a) Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b) Includes amortization of purchase price adjustments to Celgene debt.
(c) Includes additional reserves for certain transfer pricing matters in 2025 and the release of tax reserves related to the resolution of the Celgene 2017-2019 IRS audit in 2024.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2025	2024	2025	2024
Net earnings/(loss) attributable to BMS
GAAP	$2,201	$1,211	$5,967	$(9,020)
Specified items	1,117	2,439	4,004	7,952
Non-GAAP	$3,318	$3,650	$9,971	$(1,068)

Weighted-average common shares outstanding – diluted	2,039	2,031	2,039	2,026

Diluted earnings/(loss) per share attributable to BMS
GAAP	$1.08	$0.60	$2.93	$(4.45)
Specified items	0.55	1.20	1.96	3.92
Non-GAAP	$1.63	$1.80	$4.89	$(0.53)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$15,726	$10,346
Marketable debt securities – current	776	513
Marketable debt securities – non-current	406	320
Total cash, cash equivalents and marketable debt securities	16,909	11,179
Short-term debt obligations	(4,509)	(2,046)
Long-term debt	(44,469)	(47,603)
Net debt position	$(32,069)	$(38,470)

We believe that our existing cash, cash equivalents and marketable debt securities, together with our ability to generate cash from operations and our access to short-term and long-term borrowings, are sufficient to satisfy our existing and anticipated cash needs, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the nine months ended September 30, 2025, our net debt position decreased by $6.4 billion primarily driven by cash provided by operations of $12.2 billion, partially offset by dividend payments of $3.8 billion and payments for recent acquisitions, collaborations and milestones of $2.2 billion.

During the nine months ended September 30, 2025, $229 million 3.875% Notes and €575 million 1.000% Euro Notes matured and were repaid.

During the nine months ended September 30, 2024, BMS issued an aggregate principal amount of $13.0 billion of senior unsecured notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion. The Company used the net proceeds from this offering to partially fund the acquisitions of RayzeBio and Karuna and used the remaining net proceeds for general corporate purposes. Additionally, $2.5 billion 2.900% Notes and $395 million 3.625% Notes matured and were repaid.

Under our commercial paper program, we may issue a maximum of $5.0 billion of unsecured notes that have maturities of not more than 365 days from the date of issuance.

As of September 30, 2025, we had a five-year $5.0 billion revolving credit facility expiring in January 2030, which is extendable annually by one year with the consent of the lenders. Additionally, in February 2024, we entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under any revolving credit facility as of September 30, 2025 and December 31, 2024.

Dividend payments were $3.8 billion during the nine months ended September 30, 2025. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

During the nine months ended September 30, 2025 and 2024, income tax payments were $2.2 billion and $3.1 billion, including $991 million and $799 million, respectively, for the transition tax following the TCJA enactment.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in millions	2025	2024
Cash flow provided by/(used in):
Operating activities	$12,182	$10,751
Investing activities	(2,674)	(21,156)
Financing activities	(4,319)	6,769

Operating Activities

The $1.4 billion increase in cash provided by operating activities compared to 2024 was primarily driven by lower expenses due to the ongoing strategic productivity initiative, lower tax payments, and lower acquisition-related expenses, including the cash settlement of unvested stock awards in 2024, partially offset by higher GTN payments.

Investing Activities

The $18.5 billion change in cash used in investing activities compared to 2024 was due to higher acquisition-related payments of $19.5 billion in 2024, partially offset by lower net proceeds from marketable debt securities of $1.0 billion.

Financing Activities

The $11.1 billion change in cash provided by/(used in) financing activities compared to 2024 was primarily due to net debt borrowings of $10.5 billion in 2024 to fund our acquisitions.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the third quarter of 2025 as of October 30, 2025:

Product	Indication	Date	Developments

Breyanzi	MZL	August 2025
Announced that the FDA accepted the sBLA for Breyanzi as a potential treatment for adults with relapsed or refractory MZL who have received at least two prior lines of systemic therapy. The FDA has assigned a PDUFA goal date of December 5, 2025. The application is based on the results from the Phase II TRANSCEND FL study.

Camzyos	oHCM	August 2025
Presented results from COLLIGO-HCM, a global retrospective real-world data study, at the European Society of Cardiology Congress 2025. The analysis showed that Camzyos (mavacamten) was associated with reductions in left ventricular outflow tract (LVOT) obstruction and improvements in symptom burden in a racially diverse population of patients with symptomatic oHCM treated in an international, real-world setting. The effectiveness and safety demonstrated in COLLIGO-HCM are consistent with results from randomized, controlled clinical trials and further support the growing body of evidence for Camzyos, the first and only approved cardiac myosin inhibitor, as a standard of care for New York Heart Association (NYHA) class II-III symptomatic oHCM.

iberdomide	RRMM	September 2025
Announced that the Phase III EXCALIBER-RRMM study evaluating iberdomide combined with standard therapies in patients with RRMM demonstrated a statistically significant improvement in minimal residual disease (MRD) negativity rates, compared with the control arm, in a planned interim analysis of the MRD endpoint. The safety profile of iberdomide in combination with daratumumab and dexamethasone in this study is generally consistent with previous studies.

izalontamab brengitecan	NSCLC	August 2025
Announced, with SystImmune, that the FDA granted Breakthrough Therapy Designation to izalontamab brengitecan (iza-bren) for the treatment of patients with locally advanced or metastatic NSCLC with mutated epidermal growth factor (EGFR) exon 19 deletions or exon 21 L858R substitution mutations whose disease has progressed on or after treatment with an EGFR tyrosine kinase inhibitor (TKI) and platinum-based chemotherapy. The FDA's decision was based on the efficacy and safety data from three ongoing clinical trials: BL-B01D1-101, BL-B01D1-203 and BL-B01D1-LUNG-101.

Opdivo + Yervoy	CRC	August 2025
Announced that Japan’s Ministry of Health Labour and Welfare approved Opdivo + Yervoy for the treatment of unresectable advanced or recurrent microsatellite instability-high (MSI-High) colorectal cancer. This approval is based on the results from the Phase III CheckMate-8HW study.

Reblozyl	Myelofibrosis-Associated Anemia	July 2025
Announced that the Phase III INDEPENDENCE trial evaluating Reblozyl with concomitant janus kinase inhibitor therapy in adult patients with myelofibrosis-associated anemia receiving red blood cell (RBC) transfusion did not meet its primary endpoint of RBC transfusion independence.

Sotyktu	PsA	October 2025
Announced that the Phase III POETYK PsA-1 trial further confirmed the efficacy and safety of Sotyktu in adults with active PsA who were not previously treated with a biologic disease-modifying antirheumatic drug. The trial demonstrated that Sotyktu improved and maintained meaningful clinical responses, inhibition of radiographic progression and patient-reported outcomes through Week 52 in adults with active PsA.

July 2025
The FDA accepted for review the supplemental New Drug Application (sNDA) for Sotyktu for the treatment of adults with active psoriatic arthritis. The FDA assigned PDUFA goal date of March 6, 2026.

In addition, China's Center for Drug Evaluation of National Medical Products Administration and Japan's Ministry of Health, Labour and Welfare accepted sNDAs for Sotyktu in the same indication. The EMA has also validated the Type II variation application to expand the indication for Sotyktu to include this disease. The regulatory applications are based on the pivotal Phase III POETYK PsA-1 and POETYK PsA-2 trials.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, including the potential for international reference pricing and most-favored nation drug pricing for our products, government actions relating to the imposition of new tariffs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2024 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2024 Form 10-K. There have been no material changes to our market risk during the nine months ended September 30, 2025.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
July 1 to 31, 2025	32,256	$47.39	—	$5,014
August 1 to 31, 2025	51,399	$45.10	—	$5,014
September 1 to 30, 2025	16,258	$46.44	—	$5,014
Three months ended September 30, 2025	99,913		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. From time to time thereafter, the Board approved additional share repurchase authorizations totaling an amount of $25.0 billion, including the most recent authorization of $3.0 billion in December 2023. The remaining share repurchase capacity under the program was $5.0 billion as of September 30, 2025. Our share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024	Mirati	Mirati Therapeutics, Inc.
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of senior unsecured notes issued by BMS in February 2024	MPM	malignant pleural mesothelioma
2seventy bio	2seventy bio, Inc.	MSI-H	microsatellite instability-high
aGVHD	acute graft-versus-host disease	MTA	Methylthioadenosine
ADC	antibody-drug conjugate	MZL	marginal zone lymphoma
ADP	adenosine diphosphate	NDA	New Drug Application
ANDA	Abbreviated New Drug Application	nHCM	Nonobstructive Hypertrophic Cardiomyopathy
AOCI	Accumulated other comprehensive loss	NHL	Non-Hodgkin's Lymphoma
AstraZeneca	AstraZeneca PLC	NKT	natural killer T
BCMA	B-cell maturation antigen-directed	NSCLC	non-small cell lung cancer
BioArctic	BioArctic AB	NTRK	Neurotrophic Tropomyosin Receptor Kinase
BioNTech	BioNTech SE	Nimbus	Nimbus Therapeutics
CAR-T	chimeric antigen receptor T-cell	NVAF	non-valvular atrial fibrillation
Celgene	Celgene Corporation	OBBBA	One Big Beautiful Bill Act
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OECD	Organization for Economic Co-operation and Development
CGDP	Coverage Gap Discount Program	oHCM	Obstructive Hypertrophic Cardiomyopathy
CHMP	Committee for Medicinal Products for Human Use	Ono	Ono Pharmaceutical Co., Ltd
CLL	Chronic Lymphocytic Leukemia	ORR	overall response rate
CML	chronic myeloid leukemia	PD-1	programmed cell death protein 1
CRC	colorectal cancer	PD-L1	programmed death-ligand 1
CTLA4	Cytotoxic T-lymphocyte Antigen-4	PDUFA	Prescription Drug User Fee Act
CVR	Contingent value right	PE	pulmonary embolism
DLBCL	Diffuse Large B-cell Lymphoma	Philochem	Philochem AG
dMMR	mismatch repair deficient	PRMT5	protein arginine methyltransferase 5
DVT	deep vein thrombosis	PsA	psoriatic arthritis
EC	European Commission	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended September 30, 2025
EMA	European Medicines Agency	R&D	research and development
EPS	earnings per share	RA	rheumatoid arthritis
ES-SCLC	extensive stage small cell lung cancer	RayzeBio	RayzeBio, Inc.
EU	European Union	RCC	renal cell carcinoma
Exchange Act	the Securities Exchange Act of 1934	RDFV	readily determinable fair values
FASB	Financial Accounting Standards Board	REMS	risk evaluation and mitigation strategy
FDA	U.S. Food and Drug Administration	RNA	ribonucleic acid
FL	follicular lymphoma	Roche	F. Hoffman-La Roche & Co.
GAAP	generally accepted accounting principles	RPT	radiopharmaceutical therapeutics
GTN	gross-to-net	RRMM	relapsed or refractory multiple myeloma
HCC	hepatocellular carcinoma	RS	ring sideroblast
HCM	hypertrophic cardiomyopathy	Sanofi	Sanofi S.A.
HHS	Health and Human Services	sBLA	supplemental biologics license application
IND	investigational new drug	SEC	U.S. Securities and Exchange Commission
IPRD	in-process research and development	SLL	Small Lymphocytic Lymphoma
IRA	Inflation Reduction Act of 2022	SPC	Supplementary Protection Certificate
IRS	Internal Revenue Service	SystImmune	SystImmune, Inc.
JIA	juvenile idiopathic arthritis	TCJA	Tax Cuts and Jobs Act of 2017
Karuna	Karuna Therapeutics, Inc.	TNBC	triple negative breast cancer
KRAS	Kirsten rat sarcoma	UC	ulcerative colitis
LBCL	Large B-cell Lymphoma	UK	United Kingdom
LNP	lipid nanoparticle	U.S.	United States
MCL	mantle cell lymphoma	VAT	value added tax
MDS	myelodysplastic syndromes	VEGF-A	Vascular endothelial growth factor A
Merck	Merck & Co.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 30, 2025	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph. D. Chair of the Board and Chief Executive Officer

Date:	October 30, 2025	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer