Form 10-K
period 2025-12-31
BRISTOL MYERS SQUIBB CO
filed 2026-02-11
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(609) 252-4621
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	BMY	New York Stock Exchange
Celgene Contingent Value Rights	CELG RT	New York Stock Exchange
2.973% Notes due 2030	BMY/30	New York Stock Exchange
3.363% Notes due 2033	BMY/33	New York Stock Exchange
1.750% Notes due 2035	BMY35	New York Stock Exchange
3.857% Notes due 2038	BMY/38	New York Stock Exchange
4.289% Notes due 2045	BMY/45	New York Stock Exchange
4.581% Notes due 2055	BMY/55	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,034,756,199 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $94,188,864,457. Bristol-Myers Squibb Company has no non-voting common equity. At February 4, 2026, there were 2,036,473,705 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2025 with the U.S. Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
December 31, 2025
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this 2025 Form 10-K.

PART I

Item 1.	BUSINESS.
General

Bristol-Myers Squibb Company ("we", the "Company", "Bristol Myers Squibb", or "BMS") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger.

We operate in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular, neuroscience and other areas where we can also create long-term value. Our priorities are to focus on transformational medicines where we have a competitive advantage, drive operational excellence throughout the organization and strategically allocate capital for long-term growth and shareholder returns. We are driving commercial execution in our key first-in-class and/or best-in-class marketed products, where we continue to expand and see potential for further expansion into the future. For a further discussion of our strategy initiatives, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategy.”

We compete with other global research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Our products are sold worldwide, principally to wholesalers, distributors, specialty pharmacies, and to a lesser extent, retailers, hospitals, clinics, government agencies and directly to patients. We have significant manufacturing operations in the U.S., Puerto Rico, the Netherlands, Ireland and Switzerland.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
United States	69%	71%	69%
International	29%	27%	29%
Other (a)	2%	2%	2%
Total Revenues	$48,194	$48,300	$45,006
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Refer to the Summary of Abbreviated Terms at the end of this 2025 Form 10-K for definitions of capitalized terms used throughout the document.

Acquisitions, Divestitures, Licensing and Other Arrangements

Acquisitions, divestitures, licensing and other arrangements allow us to focus our resources on growth opportunities that drive the greatest long-term value. Our significant business development activities in 2025 included (i) the acquisition of Orbital Therapeutics, (ii) the execution of a global strategic collaboration agreement with BioNTech, and (iii) the execution of a global exclusive licensing agreement with Philochem. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Divestitures, Licensing and Other Arrangements”, “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances”, and “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements”.

Products, Intellectual Property and Product Exclusivity

Our differentiated research platforms support long-term growth across therapeutic areas. Our platforms are comprised of chemically-synthesized or small molecule drugs including protein degraders, drugs produced from biological processes, called “biologics”, ADCs, CAR-T cell therapies, and radiopharmaceutical therapeutics. Small molecule drugs are typically administered orally in the form of a tablet or capsule, although other drug delivery mechanisms are also used. Biologics are typically administered through injections or by intravenous infusion. CAR-T cell therapies are administered by intravenous infusion.

Below is a summary of our significant products, including approved indications. For information about our alliance arrangements for certain of the products below, refer to “—Alliances” below and “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances.”

Growth Portfolio

Opdivo®    Opdivo (nivolumab) is a biologic and a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. It has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC, HCC and various gastric and esophageal cancers.

Opdivo QvantigTM    Opdivo Qvantig (nivolumab and hyaluronidase-nvhy) is a subcutaneously administered PD-1 inhibitor indicated for most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib. In the EU, the product is marketed as Opdivo SC.

Orencia®    Orencia (abatacept) is a biologic and a fusion protein indicated for (i) the treatment of adult patients with moderately to severely active RA, (ii) the treatment of patients 2 years of age and older with moderately to severely active polyarticular JIA, (iii) the treatment of patients 2 years of age and older with active PsA and (iv) the prophylaxis of aGVHD, in combination with a calcineurin inhibitor and methotrexate in certain adult and pediatric patients.

Yervoy®    Yervoy (ipilimumab) is a biologic and is a CTLA4 immune checkpoint inhibitor. Yervoy is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC, HCC and esophageal cancer.

Reblozyl®    Reblozyl (luspatercept-aamt) is a biologic, and is an erythroid maturation agent indicated for the treatment of anemia in (i) adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions, (ii) adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require red blood cell transfusions, as well as (iii) adult patients without previous erythropoiesis stimulating agent use (ESA-naïve) with very low- to intermediate-risk MDS who may require regular red blood cell transfusions, regardless of RS status.

Breyanzi®    Breyanzi (lisocabtagene maraleucel) is a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory LBCL after one or more lines of systemic therapy, including DLBCL not otherwise specified, high-grade B-cell lymphoma, primary mediastinal LBCL, grade 3B FL and relapsed or refractory FL after at least two prior lines of systemic therapy, relapsed or refractory CLL or SLL; relapsed or refractory MCL in patients who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor; and relapsed or refractory MZL after at least two prior lines of systemic therapy.

Opdualag®        Opdualag (nivolumab and relatlimab-rmbw) is a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

Camzyos®    Camzyos (mavacamten) is an oral cardiac myosin inhibitor indicated for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms.

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

CobenfyTM        Cobenfy (xanomeline and trospium chloride) is an oral combination of xanomeline, a M1/M4 muscarinic agonist, and trospium chloride, a peripheral muscarinic antagonist, indicated for the treatment of schizophrenia in adults.

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

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical product, the company files an NDA. If the medicine is a biologic, a BLA is filed. Both types of applications can receive certain periods of regulatory exclusivity as discussed below. An NDA or a BLA for a compound that is designated as an orphan drug can receive seven years of exclusivity for an orphan drug indication. During this period, the FDA generally may not approve another application for the same drug product for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical studies are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity.

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

Medicines can also receive several types of regulatory exclusivity. An innovative chemical pharmaceutical product is entitled to five years of regulatory exclusivity in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, a generic manufacturer may file its ANDA after the fourth year of the five-year regulatory exclusivity period. Our marketed chemical products include Eliquis, Revlimid, Pomalyst, Sprycel, Zeposia, Camzyos, Sotyktu, Krazati, and Cobenfy.

Biologics (includes CAR-T cell therapy products)

Qualified innovative biologics receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biologic was first approved by the FDA. Our marketed biologics include Opdivo, Opdivo Qvantig, Orencia, Yervoy, Reblozyl, Breyanzi, Opdualag, and Abecma.

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

Throughout the EU, all products for which marketing authorizations have been filed after October 2005 are subject to an “8+2+1” regulatory exclusivity regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments.

In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products may be approved after data exclusivity expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. In general, EU law treats chemically synthesized drugs and biologically derived drugs the same with respect to intellectual property and regulatory exclusivity.

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

	Estimated Minimum Market Exclusivity Date
	U.S.	EU(q)	Japan
Abecma (idecabtagene vicleucel)	2036	2035	2037
Abraxane (paclitaxel)(a)	^^	^^	^^
Breyanzi (lisocabtagene maraleucel)(b)	2033	2033	2033
Camzyos (mavacamten)(c)	2036	2034	2034
Cobenfy (xanomeline and trospium chloride)(d)	^^	++	++
Eliquis (apixaban)(e)	2028	^^	2026
Krazati (adagrasib)(f)	2037	2038	++
Opdivo (nivolumab)	2028	2030	2031
Opdivo Qvantig (nivolumab and hyaluronidase-nvhy)(g)	^^	^^	++
Opdualag (nivolumab and relatlimab-rmbw)(h)	2034	2033	++
Orencia (abatacept)(i)	^^	^^	^^
Pomalyst/Imnovid (pomalidomide)(j)	^^	^^	^^
Reblozyl (luspatercept-aamt)(k)	2031	2030	2034
Revlimid (lenalidomide)(l)	^^	^^	^^
Sotyktu (deucravacitinib)(m)	2033	2033	2037
Sprycel (dasatinib)(n)	^^	^^	^^
Yervoy (ipilimumab)(o)	^^	2026	^^
Zeposia (ozanimod)(p)	2033	2034	2034
^^    See product footnote for more information.
++ We do not currently market the product in the country or region indicated.
(a) For Abraxane in the U.S., EU, and Japan, generics have entered the market.
(b) For Breyanzi in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2034.
(c) For Camzyos in the U.S., the PTR application was granted, providing a patent expiry of 2036. In the UK, SPC applications are pending and, if granted, the estimated patent expiry will be 2038. In France, Germany, Italy, and Spain, SPC has been granted and the estimated patent expiry is 2038. In Japan, a PTE application is pending and, if granted, the estimated patent expiry will be 2039.
(d) For Cobenfy in the U.S., we have been granted patents covering the combination of active ingredients in Cobenfy, which expire in 2030. A PTR application is pending and, if granted, the estimated patent expiry will be 2033.
(e) For Eliquis, in the U.S., multiple generic companies challenged patents listed in the FDA Orange Book. BMS, along with its partner Pfizer, settled with a number of these generic companies and won at the trial and appellate levels against others. Under the terms of previously executed settlement agreements, the generic companies with whom BMS settled are permitted to launch in 2028, subject to additional challenges. In the EU, the apixaban composition of matter patents and related SPCs expire in November 2026. Generics have challenged the composition of matter patents and related SPCs in various jurisdictions and trials have taken place, or are scheduled to take place, in certain European countries. While these legal proceedings are pending, generic manufacturers have begun marketing generic versions of Eliquis in certain EU countries and may seek to market generic versions of Eliquis in other EU countries prior to the expiration date of apixaban patents and related SPCs. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(f) For Krazati in the EU, SPC applications are pending and, if granted, the estimated patent expiry will be 2039.
(g) For Opdivo Qvantig, in the U.S. and EU, the estimated minimum market exclusivity dates are 2028 and 2030, respectively, based on the expiry of the COM patent for nivolumab and does not include any potential exclusivity resulting from pending patent applications relating to Opdivo Qvantig.
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
(j) For Pomalyst in the U.S., generic entry is expected in the first quarter of 2026. In Europe, generics have entered the market. In Japan, the estimated minimum market exclusivity date is 2026 based on a method of use patent.
(k) For Reblozyl in the U.S. and Europe, the estimated minimum market exclusivity dates reflected in the table are based on regulatory exclusivity. In addition, in the U.S., PTR on a method of treatment patent was granted, and the estimated patent expiry is 2033. Further, in the EU, SPC on a method of treatment patent was granted, and the estimated patent expiry is 2034. In Japan, a PTE was granted, providing a patent expiry of 2034.
(l) For Revlimid, in the U.S., certain generic companies have begun marketing generic lenalidomide products pursuant to volume-limited licenses granted as part of litigation settlements. As of January 31, 2026, the licenses are no longer volume-limited. In the EU and Japan, generics have entered the market.
(m) For Sotyktu in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2036. In the UK, SPC applications are pending and, if granted, the estimated patent expiry will be 2038. In France, Germany, Italy, and Spain, SPC has been granted and the estimated patent expiry is 2038.
(n) For Sprycel, in the U.S., EU and Japan, generics have entered the market.
(o) BMS is not aware of a Yervoy biosimilar on the market in the U.S., EU, or Japan.
(p) For Zeposia, in Japan, a PTE was granted, providing a patent expiry of 2034. Litigations that were ongoing with generic companies who challenged a patent listed in the FDA Orange Book have settled. Refer to “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” for more information.
(q) Estimated minimum market exclusivity dates for EU countries are based on the UK, France, Germany, Italy, and Spain.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology and hematology with novel modalities in cell therapies, protein degraders, ADCs and radiopharmaceuticals; immunology with a focus on establishing new standards of care in pulmonology, rapidly advancing cell therapy into immunology diseases and transformational programs to control inflammation, reset immune memory and promote homeostasis in rheumatology disorders; cardiovascular diseases by leveraging deep expertise across thrombotic diseases, heart failures and cardiomyopathies; neuroscience with a focus on developing new treatments in neuropsychiatry and neurodegeneration; and other areas where we can also create long-term value. Our R&D pipeline includes potential medicines in various modalities including chemically-synthesized or small molecule drugs including protein degraders, drugs produced from biological processes, called “biologics”, ADCs, CAR-T cell therapies, and radiopharmaceutical therapeutics. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Drug development is time consuming, expensive and risky. The R&D process (i.e., target identification to major market approval) typically takes about fifteen years. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2020-2024, approximately 93% of small molecules that enter Phase I development fail to achieve regulatory approval. Small molecules that enter Phase II development have a failure rate of approximately 81% while approximately 32% of Phase III small molecules fail to achieve approval. For biologics, the failure rate is approximately 91% from Phase I development, approximately 75% from Phase II development and approximately 30% from Phase III.

R&D expenses are comprised of the following main categories: (i) research, which includes costs to support the discovery and development of new molecular entities through pre-clinical studies; (ii) drug development, which includes costs to support clinical development of potential new products, including expansion of indications for existing products through Phase I, Phase II and Phase III clinical studies and (iii) other, which includes costs to support manufacturing development of pre-approved products, medical support of marketed products, IPRD impairment charges, acquisition-related charges and proportionate allocations of enterprise-wide costs including facilities, information technology, and other appropriate costs. Acquired IPRD expenses include upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. Our R&D expenses were $10.0 billion in 2025, $11.2 billion in 2024 and $9.3 billion in 2023. Acquired IPRD expenses were $3.7 billion in 2025, $13.4 billion in 2024 and $913 million in 2023. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses" for further details on the amounts included within Acquired IPRD in 2025 and 2024.

We manage our R&D programs on a product portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company.

Our drug discovery and development work takes place across a network of state-of-the-art facilities worldwide. We have continued our investment in our existing sites and the expansion of our manufacturing capabilities. For example, we (i) opened R&D facilities in Cambridge, Massachusetts in 2023 and Hyderabad, India in 2024, (ii) opened a radiopharmaceutical manufacturing facility in Indianapolis, Indiana in 2025, and (iii) are planning to open a new state of the art R&D facility in San Diego, California during 2026. In addition, in support of a continued investment in our cell therapy portfolio, we continue expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts, which was completed in 2023 and in Leiden, Netherlands, which was completed in 2025.

We supplement our internal drug discovery and development programs with acquisitions, alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. We have a broad pipeline with over 45 unique assets in development. Our pipeline was built by coupling internal research and development programs with a distributed research and development model, which focused on identifying and supporting the development of disruptive and innovative therapies outside the company through a broad network of external partnerships. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our clinical studies and approved indications for our marketed products in the related therapeutic area as of February 5, 2026. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

HEMATOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds BCL6 LDD --Lymphoma CD33-GSPT1 ADC --AML Dual Targeting BCMAxGPRC5D CAR T --RRMM HbF Activating CELMoD --Sickle Cell Disease mezigdomide + elranatamab --RRMM	Additional Indications REBLOZYLª --α-Thalassemia Investigational Compounds arlo-cel --4L+ MM golcadomide --1L FL
Additional Indications
OPDIVOª
--1L cHL
REBLOZYLª
--1L NTD MDS Associated Anemia
--1L TD MF Associated Anemia

Investigational Compounds
arlo-cel
--2-4L MM
golcadomide
--2L+ FL
--High Risk 1L LBCL
iberdomide
--2L+ MM
--Post-Autologous Stem Cell Transplant Maintenance NDMM
mezigdomide
--2L+ MM Kd
--2L+ MM Vd

ABECMA
--3L+ Triple-Class Exposed RRMM
BREYANZI
--2L+ LBCL
--3L+ CLL/SLL
--3L+ FL
--3L+ MCL
--3L+ MZL
EMPLICITI + POMALYST/IMNOVID
--RRMM
EMPLICITI + REVLIMID
--RRMM
IDHIFA
--R/R AML
INREBIC
--MF
ONUREG
--Post-Induction AML Continued Treatment/Maintenance
OPDIVOª
--R/R cHL
POMALYST/IMNOVID
--RRMM
--AIDS related Kaposi Sarcoma
--HIV-negative Kaposi Sarcoma
REBLOZYLª
--TD Beta-Thalassemia Associated Anemia
--MDS RS or MDS/MPN-RS-T Adult Patients and Previously Treated with ESA --MDS Associated Anemia in ESA naïve patients who may require RBC Transfusion
REVLIMID
--MCL
--MDS
--MM
--FL
--MZL
--R/R T-Cell Leukemia
SPRYCEL
--1L CML
--Acute Lymphoblastic Leukemia with Resistance or Intolerance to Prior Therapy
--Refractory CML

ONCOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds
Anti-CCR8
--Solid Tumors
BMS-986460
--Prostate Cancer
BMS-986482
--Solid Tumors
BMS-986488
--Solid Tumors
BMS-986500
--Solid Tumors
BMS-986506
--Solid Tumors
BMS-986517
--Solid Tumors
BMS-986523
--Solid Tumors
BMS-986525
--R/R SCLC
CD40xFAP Bispecific
--Solid Tumors
CEACAM5-TOPO1 ADC
--Solid Tumors
iza-brenª
--1L NSCLC#
--Metastatic NSCLC
--Solid Tumors#
navlimetostat (PRMT5 Inhibitor)
--Solid Tumors
pumitamigª
--1L HCC
--1L RCC
RYZ101
--ES-SCLC
--HR+/HER2- Unresectable Metastatic Breast Cancer
RYZ401
--Solid Tumors
RYZ801
--HCC
WEE1 CELMoD
--Solid Tumors

Additional Indications
OPDIVO QVANTIG + YERVOYª
--1L NSCLC

Investigational Compounds
pumitamigª
--1L Microsatellite Stable CRC
--1L Gastric Cancer
--2L NSCLC#
iza-brenª
--1L TNBC
--EGFR-mutated Post-TKI NSCLC
--Post-IO Metastatic Urothelial Cancer
navlimetostat (PRMT5 Inhibitor)
--1L NSCLC
--1L PDAC
--2L NSCLC

Additional Indications
KRAZATI
--1L NSCLC PD-L1≥50%
--1L NSCLC
--2L CRC
OPDIVOª
--Adjuvant HCC
--Peri-adjuvant MIUC

Investigational Compounds
AR LDD
--mCRPC
atigotatug + nivolumab
--1L ES-SCLC
nivolumab + relatlimab HDª
--1L NSCLC PD-L1≥1%
pumitamigª
--1L ES-SCLC#
--1L NSCLC#
--1L NSCLC PD-L1≥50%
--1L TNBC#
--Stage III NSCLC
RYZ101
--2L+ SSTR2+ GEP-NETs

ABRAXANE
--1L Metastatic Adenocarcinoma of the Pancreas
--Locally Advanced or Metastatic NSCLC
--Metastatic Breast Cancer
AUGTYROª
--ROS1+ NSCLC
--NTRK-Positive Locally Advanced or Metastatic Solid Tumors
KRAZATI
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
--Previously treated Metastatic MSI-High CRC
--Previously treated Metastatic NSCLC
--Previously treated Metastatic Urothelial Cancer
--Previously treated Metastatic Esophageal Cancer
OPDIVO QVANTIG
--Indicated for subcutaneous use in most previously approved adult, solid tumor Opdivo indications
OPDIVOª + cabozantinib
--1L Advanced RCC
OPDIVOª + YERVOYª
--1L Metastatic Melanoma
--1L Mesothelioma
--1L Metastatic NSCLC
--1L Advanced RCC
--1L+ MSI-High CRC
--1L HCC
--Previously treated HCC
--1L Esophageal
OPDUALAG
--1L Melanoma
YERVOYª
--Adjuvant Melanoma
--Metastatic Melanoma

IMMUNOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds BMS-986454 --RA CD19 HD Allo CAR T --Autoimmune Diseases zola-cel (CD19-targeted NEX-T) --Idiopathic Inflammatory Myopathies --Rheumatoid Arthritis	Investigational Compounds zola-cel (CD19-targeted NEX-T) --SLE
Additional Indications
SOTYKTU
--PsA
--Sjögren's Disease
--SLE

Investigational Compounds
admilparant
--Idiopathic Pulmonary Fibrosis
--Progressive Pulmonary Fibrosis
obexelimabª
--IgG4-Related Disease
zola-cel (CD19-targeted NEX-T)
--Systemic Sclerosis

ORENCIA
--Moderate-to-Severe JIA
--Psoriatic Arthritis
--Moderate-to-Severe RA
--Prophylaxis of Acute Graft versus Host Disease
SOTYKTU
--Adults with Moderate-to-Severe Plaque Psoriasis
ZEPOSIA
--Relapsing forms of Multiple Sclerosis
--Moderate-to-Severe UC

CARDIOVASCULAR

PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds MYK-224 --Heart Failure with Preserved Ejection Fraction	Investigational Compounds milvexianª --Atrial Fibrillation# --Secondary Stroke Prevention#
CAMZYOS
--Symptomatic NHYA Class II-III Obstructive Hypertrophic Cardiomyopathy
ELIQUIS
--Stroke Risk Reduction in Non-Valvular Atrial Fibrillation
--Treatment of Venous Thromboembolism and Risk Reduction after Initial Therapy
--Prophylaxis of Deep Vein Thrombosis after Hip or Knee Replacement Surgery

NEUROSCIENCE

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds
BMS-986495ª
--Neurodegenerative Diseases#
BMS-986521
--Neuropsychiatric Disorders
eIF2B Activator
--Alzheimer's Disease
KarXT Long-Acting Injectable
--Schizophrenia
TRPC4/5 Inhibitor
--Mood and Anxiety Disorders
zola-cel (CD19-targeted NEX-T)
--Multiple Sclerosis
--Myasthenia Gravis
Investigational Compounds Anti-MTBR Tau --Alzheimer's Disease FAAH/MAGL Dual Inhibitor --Alzheimer's Disease Agitation --Multiple Sclerosis Spasticity
Additional Indications
COBENFYª
--Adjunctive Bipolar-I Mania
--Agitation in Alzheimer's Disease
--Alzheimer's Disease Cognition
--Bipolar-I Mania
--Pediatric Autism Irritability
--Psychosis in Alzheimer's Disease

COBENFYª --Adults with Schizophrenia

Note: Above pipeline excludes clinical collaborations
ª
Development Partnerships: Anti-CCR8 + nivolumab, nivolumab + relatlimab HD, OPDIVO, YERVOY: Ono; BMS-986495: Prothena; COBENFY (KarXT), AUGTYRO: Zai Lab; pumitamig (BNT327/BMS-986545): BioNTech; iza-bren: SystImmune; milvexian: Johnson & Johnson; obexelimab: Zenas BioPharma; REBLOZYL: Merck

#	Partner-run study

The following are our registrational study readouts anticipated through 2026/2027:

Oncology			Immunology
Asset	Indication	Trial	Asset	Indication	Trial
AR LDD	mCRPC	rechARge	Sotyktu	SjD	POETYK SjS-1
Opdivo	Adjuvant HCC	CheckMate -9DX	Sotyktu	SLE	POETYK SLE-1
Opdivo	Peri-adjuvant MIUC	CA017-078	Sotyktu	SLE	POETYK SLE-2
Krazati	2L CRC	KRYSTAL-10*	admilparant	IPF	ALOFT-IPF
Opdivo Qvantig + Yervoy	1L NSCLC	CheckMate-1533	admilparant	PPF	ALOFT-PPF
Krazati	2L+ NSCLC	KRYSTAL-12*
RYZ101	2L+ SSTR2+ GEP-NETs	ACTION-1	Cardiovascular
			Asset	Indication	Trial
Hematology			milvexian	SSP	LIBREXIA-STROKE
Asset	Indication	Trial	milvexian	AF	LIBREXIA-AF
arlo-cel	4L+ MM	QUINTESSENTIAL
iberdomide	2L+ MM PFS	EXCALIBER-RRMM	Neuroscience
mezigdomide	2L+ MM Vd	SUCCESSOR-1	Asset	Indication	Trial
mezigdomide	2L+ MM Kd	SUCCESSOR-2	Cobenfy	AD Psychosis	ADEPT-1
Reblozyl	TD & NTD α-Thalassemia	CA056-015#	Cobenfy	AD Psychosis	ADEPT-2
Reblozyl	1L NTD MDS Associated Anemia	ELEMENT-MDS	Cobenfy	AD Psychosis	ADEPT-4
			Cobenfy	Bipolar-I	BALSAM-1
			Cobenfy	Bipolar-I	BALSAM-2

* Confirmatory Trial
# Ex-U.S. Study

Alliances

We enter into alliance arrangements with third parties for the development and commercialization of specific products or drug candidates in our therapeutic areas of focus. Alliances may be structured as co-development, co-commercialization, licensing or joint venture arrangements. These arrangements may include upfront payments; option payments to develop or commercialize a specific asset or technology; payments for various developmental, regulatory and sales-based milestones; royalties; cost reimbursements; profit sharing; and equity investments. Provisions in our alliance arrangements lessen our investment risk for compounds not leading to revenue generating products but reduce the profitability of marketed products due to profit sharing or royalty payments. We actively pursue such arrangements and view alliances as an important complement to our own discovery, development and commercialization activities.

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

Our products are sold principally to wholesalers, distributors, specialty pharmacies, and to a lesser extent, retailers, hospitals, clinics, and government agencies. Additionally, in the U.S., we recently announced direct-to-patient offerings for several products. Revlimid and Pomalyst are distributed in the U.S. primarily through contracted pharmacies under the Lenalidomide REMS (Revlimid) and Pomalyst REMS programs, respectively. These are proprietary, mandatory risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. Camzyos is only available through the Camzyos REMS Program. Product distribution is limited to REMS certified pharmacies, and enrolled pharmacies must only dispense to patients who are authorized to receive Camzyos. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

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

Competition

The markets in which we compete are generally broad-based and highly competitive. We compete with other global research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, customer service and R&D of new products and processes. Sales of our products can be impacted by new studies that indicate a competitor’s product is safer or more effective for treating a disease or particular form of disease than one of our products. Our revenues also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased volume of sales or both.

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

An important factor on which the pricing of our medicines depends is government policies, laws and regulations. We have been subject to increasing international and domestic efforts by various governments to implement or strengthen measures to regulate pharmaceutical market access and product pricing and payment. In the U.S., we are required to provide discounts on purchases of pharmaceutical products under various federal and state healthcare programs. Federal government officials and legislators continue to face intense pressure from the public to manage the perceived high cost of pharmaceuticals and have responded by pursuing legislation, such as the IRA and other rules that claim to potentially further reduce the cost of drugs for the federal government and other stakeholders. For further discussion on the IRA, refer to “Item 1. Business—Government Regulation.” We are also required to comply with state laws that seek additional transparency into the cost of prescription drugs. We are monitoring efforts by states to seek additional rebates and limit state spending on drugs in light of budget pressures. These international, federal and state legislative and regulatory developments could create new constraints on our ability to set prices and/or impact our market access in certain areas. For further discussion on the pricing pressure and its risk, refer to “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins.”

The growth and consolidation of MCOs and PBMs in the U.S. has also been a major factor in the healthcare marketplace. As MCOs and PBMs have been consolidating into fewer, larger entities, they have also been enhancing their purchasing strength and share of voice within the market. To successfully compete for formulary position with MCOs and PBMs, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care. Exclusion of a product from a formulary can lead to its sharply reduced usage in patient populations due to higher out-of-pocket costs to patients. Consequently, pharmaceutical companies compete aggressively to have their products included on these formularies. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy, usually provided as a rebate to the PBM, is also an important factor. We have been generally, although not universally, successful in having our major products included on MCO and PBM formularies.

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. In these markets, a significant portion of funding for healthcare services and the determination of pricing and reimbursement for pharmaceutical products are subject to either direct government control at the point of care or governments serving as the primary payer. As a result, our products may face restricted access and pricing pressures by both public and private payers and may be subject to assessments of comparative value and effectiveness against existing standards of care. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted mandated price cuts or rebate schemes as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, and/or reference pricing to the current standard of care. Prices are often reevaluated and further restricted throughout the life of the medicine. In other EU markets, such as Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited. Companies may also face significant delays in market access for new products and more than a year can elapse before new medicines become available to patients in the market. Additionally, countries outside of the U.S. have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending and clawbacks. These trends have been accelerating in recent years. For example, the UK recently established a new scheme which sets an overall cap on the total annual growth in National Health Services (NHS) spending on branded medicines. Sales that exceed this cap are returned to the government as a rebate from the pharmaceutical companies in the scheme. Additionally, the Japanese government continues to impose price cuts outside the normal repricing cycles, and in the last several years introduced a new value assessment requirement on some medicines to further cut prices. The existence of price differentials between markets, particularly among neighboring countries, due to the different national pricing and reimbursement conditions leads to potential parallel trade flows.

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

As regulators continue to focus on prescription drugs, our products are facing increased pressures across the portfolio. These pressures stem from legislative and policy changes, including price controls, pharmaceutical market access, discounting, changes to tax and importation laws and other restrictions in the U.S., EU and other regions around the world. These pressures have resulted in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which have negatively impacted, and may continue to, negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. The IRA directs (i) the federal government to “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Part B (beginning in 2028) drugs that are more than nine years (for small-molecule drugs) or 13 years (for biologics) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation and (iii) the formation of the Part D Manufacturer Program which replaced the Part D CGDP and established a $2,000 cap for out-of-pocket costs for Medicare beneficiaries as of January 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2024, as part of the first round of government price setting pursuant to the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. In November 2025, the HHS announced the "maximum fair price" for a 30-day supply of Pomalyst, which applies to the U.S. Medicare channel effective January 1, 2027. In January 2026, the HHS selected Orencia as a medicine subject to "negotiation" for government-set prices beginning in 2028. It is possible that more of our products could be selected in future years based upon the selection criteria currently utilized by the HHS or potentially expanded future criteria, or that the "maximum fair price" for our previously selected products could be renegotiated. This could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our results of operations, and it is possible that these changes may result in a material impact on our business and results of operations.

In May 2025, President Trump issued an executive order entitled, "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients," which, among various proposals, directs the HHS to facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers that sell their products to American patients at the most-favored-nation price and to communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. In July 2025, the Trump administration sent letters to several pharmaceutical manufacturers, including BMS, which outlined steps that such manufacturers should take to advance certain objectives of the executive order.

In December 2025, we announced an agreement with the U.S. government (the "U.S. Government Agreement") pursuant to which we agreed to, among other things: (i) provide Eliquis for free to the Medicaid program effective January 1, 2026; (ii) donate more than seven tons of Eliquis API to fill the U.S. Strategic Active Ingredient Reserve; (iii) enable direct-to-patient access to Sotyktu, Zeposia, Reyataz, Baraclude and Orencia for cash-paying patients at discounts approximately 80% off current list prices; (iv) adopt a more balanced pricing approach for new launches across developed nations; and (v) continue to expand domestic production. This agreement, and any potential future agreements with government entities, by us or our competitors, could result in reduced prices and reimbursement for certain of our or competing products and may impact our cash flows and results of operations.

Further, the U.S. and other countries have recently imposed, and may continue to impose, new tariffs. While pharmaceuticals are largely exempt from the tariffs imposed in 2025, such exemptions may be terminated or may not apply to any future tariffs. In accordance with the U.S. Government Agreement, BMS will receive certain U.S. tariff relief until January 2029 and will not be subject to future pricing mandates in the U.S., however, such exemptions may be terminated or may not be extended. In addition, we remain subject to any current or future pricing mandates implemented outside of the U.S. It is possible that such regulations may result in a material impact on our business and results of operations.

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

For further discussion of these rebates, programs and regulations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—GTN Adjustments”, "—Income Taxes", and “—Critical Accounting Policies.”

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

Our significant biologics, cell therapy and pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, the Netherlands, Ireland and Switzerland and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. For example, the FDA approved our Devens, Massachusetts commercial facility for CAR-T cell therapy manufacturing in June 2023. We continue to make capital investments in our Devens, Massachusetts and our other global manufacturing facilities. For our cell therapy product candidates and marketed products, including Breyanzi and Abecma, we have invested in our own manufacturing network, including facilities in Bothell, Washington; Summit, New Jersey; Devens, Massachusetts; and Leiden, the Netherlands; as well as the use of third-party manufacturers. During 2025, we completed the construction of a new state-of-the-art cell therapy manufacturing facility in Leiden, Netherlands. Additionally, we opened a new radiopharmaceutical facility in Indianapolis, Indiana during 2025. We expect to continue modification of our existing manufacturing network to meet complex processing standards that are required for our growing portfolio, particularly biologics and cell therapy. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Beyond regulatory requirements, many of our products involve technically sophisticated manufacturing processes or require specialized raw materials. For example, we manufacture for clinical and commercial use several sterile products, biologics and CAR-T cell therapy products, all of which are particularly complex and involve highly specialized manufacturing technologies. As a result, even slight deviations at any point in their production process may lead to production failures or recalls. In order to support supply continuity, we continue to partner with third party manufacturers to expand supply of vector and are investing in new facilities for drug product manufacturing. Longer-term, we are accelerating our plans to transition to new vector technologies with a dual sourcing strategy.

In addition to our own manufacturing sites, we rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, including Eliquis, Opdivo, Pomalyst/Imnovid, Yervoy, Sprycel, Abraxane, Zeposia, Camzyos, Sotyktu, Krazati and Cobenfy. We are also expanding our use of third-party manufacturers for drug product and finished goods manufacturing and we continue to shift towards using third-party manufacturers for supply of our mature and other brands. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, that are designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, to reduce the risk of interruption of our manufacturing operations. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available and when needed. For example, we have the capability to manufacture Opdivo substance and drug product internally and also have arrangements with third-party manufacturers to meet demand of Opdivo drug substance and drug product.

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

Our environment, occupational health, safety and sustainability group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2025, 2024 and 2023. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including CERCLA. As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 15 current or former facilities. We have also been identified as a PRP under applicable laws for environmental conditions at approximately 21 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

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

Demographics: As of December 31, 2025, we had approximately 32,500 employees in 43 countries. Approximately 54% of our employees are located in the U.S. (excluding Puerto Rico) and 46% are located outside of the U.S. We supplement our workforce with contingent and temporary workers, including certain independent contractors who provide certain specialized and skilled services.

People Strategy and Culture: Our People Strategy is designed to empower employees to shape the future, own impact, and thrive together as one, forming the foundation of a workplace culture that drives innovation, collaboration, and belonging. We seek to foster an inclusive and dynamic workplace that accelerates personal and business growth and creates an engaging experience that attracts, develops, and retains top talent reflective of the cultures, backgrounds, and experiences of our patients and communities around the world. This is core to how we operate, guiding decisions and strengthening our ability to deliver on our mission, execute our strategy, and create long-term value. We are an equal opportunity employer. We prioritize investment in enterprise-wide programs and policies that accelerate development and collaboration, creating a competitive advantage in recruiting, developing, and retaining our future workforce.

Career Growth and Development: BMS is committed to empowering every employee with the skills and capabilities needed to drive growth and transform patient lives through science. We are investing in next-generation platforms that enable employees to own their careers, including tools that promote internal mobility and the democratization of just-in-time learning resources. These investments reflect our shift toward a dynamic, forward-thinking framework for talent development that seeks to cultivate agility and unlock potential. Recognizing the transformative role of AI across industries, we are investing in upskilling our workforce to build confidence in the proper use and innovative application of these next-generation tools. Our vision of acknowledging everyone in the organization as a leader is addressed via a full suite of leadership development resources. Through these initiatives, we seek to build capabilities for delivering long-term value for patients and shareholders while providing employees with the resources and opportunities they need to own their impact.

Employee Engagement: Our workforce is focused on our vision of transforming patients’ lives through science. We are guided by our core values: Integrity, Passion, Inclusion, Innovation, Accountability, and Urgency. By encouraging employees around the world to think boldly, bring their authentic selves to work, ask challenging questions, and voice concerns, we create an energized environment of collaboration and co-design where innovative ideas and solutions can drive improved patient outcomes. We conduct confidential surveys that measure employee sentiment and actively seek feedback on topics such as culture and values, execution of our strategy, engagement, and individual development, among others. We include assessments of manager capabilities within these surveys to strengthen leadership effectiveness and team engagement.

Compensation and Well-being: We strive to create a unique experience for our people so they can thrive inside and outside of work.

•Compensation: Includes market competitive base salaries, annual incentives that recognize and reward company performance as well as individual results, and long-term equity incentives that focus employees on long-term value creation. We also offer sales-based incentives, special allowances, and peer-to-peer individual recognition.

•Well-being: We are committed to prioritizing the well-being of our workforce by providing holistic and inclusive benefits and well-being resources that help our people do their best work. We use data and insights to make choices that are highly valued by employees and support the resilience of our people and business.

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

Foreign Operations

We have significant operations outside the U.S. They are conducted through our subsidiaries, distributors and alliances.

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

Information relating to corporate governance at Bristol Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors (the "Board"), including Board Committees and Committee charters, and transactions in Bristol Myers Squibb securities by directors and executive officers, is available on our website under the “About Us—Our Company,” “—Leadership” and “Investors” captions and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Shareholder Services” caption. In addition, information about our sustainability programs is available on our website under the “About Us—Sustainability” caption. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this 2025 Form 10-K or filed with the SEC.

We incorporate by reference certain information from parts of our definitive proxy statement for our 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2026 Proxy Statement will be available on our website under the “Investors—Financial Reporting—SEC Filings” caption within 120 days after the end of our fiscal year.

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
Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls, required rebates and other discounts, in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse. We expect that these market access constraints, pricing controls and discounting and other restrictions will become more acute as public and private payers continue to take aggressive steps to control their expenditures. Our future revenues and profit margins could be negatively affected, including as a result of (i) changes in laws, agreements and regulations relating to the pricing and reimbursement of pharmaceutical products (including potential penalties for increasing prices over the rate of inflation and government negotiations/price controls that may change the determination of the "best price" and establish a maximum allowed price/reimbursement rate), as well as other changes relating to federal healthcare programs, such as modifying the federal Anti-Kickback statute discount safe harbor, OBBBA and the IRA, which includes a number of provisions intended to lower the costs of some drugs covered under Medicare Part D and Medicare Part B and to limit Medicare beneficiaries’ out-of-pocket spending under the Medicare Part D benefit, (ii) expanded utilization and pharmaceutical company restrictions under the 340B Drug Pricing Program ("340B program"), (iii) cost-cutting measures by federal healthcare programs, such as Medicare and Medicaid, MCOs and other institutional and governmental purchasers, (iv) the grant of additional authority to governmental agencies to manage drug utilization and negotiate drug prices (including the implementation of the 2020 regulation issued by the U.S. federal government authorizing states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S., and the American Rescue Plan Act of 2021, which eliminated the Medicaid Prescription Drug Rebate cap as of January 1, 2024), (v) competition related to placements on applicable commercial and Medicare Part D formularies; (vi) changes to U.S. federal pharmaceutical coverage and reimbursement policies and practices, (vii) the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries, (viii) the increased scrutiny of drug manufacturers (including any additional review of the Company by the United States Congress), (ix) reimbursement delays, (x) government price erosion mechanisms across Europe, Japan and in other countries resulting in deflation for pharmaceutical product pricing, (xi) collection delays or failures to pay in government-funded public hospitals outside the U.S., (xii) developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers, and (xiii) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products.

In particular, the IRA has and will continue to have the effect of reducing prices and reimbursements for certain of our products, which could significantly impact our business. Under the IRA, the HHS can effectively set prices for units of certain single-source drugs and biologics reimbursed under Medicare Part B, Medicare Advantage and Part D. Generally, these government prices apply nine years (for small molecule drugs) or 13 years (for biologics) following FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. In August 2024, as part of the first round of government price setting pursuant to the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. In November 2025, the HHS announced the "maximum fair price" for a 30-day supply of Pomalyst, which applies to the U.S. Medicare channel effective January 1, 2027. In January 2026, the HHS selected Orencia as a medicine subject to "negotiation" for government-set prices beginning in 2028. It is possible that more of our products could be selected in future years based upon the selection criteria currently utilized by the HHS or potentially expanded future criteria, or that the "maximum fair price" for our previously selected products could be renegotiated, each of which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. Failure to comply with requirements under the price setting process is subject to an excise tax and/or a civil monetary penalty. The IRA also generally requires drug manufacturers to provide rebates for Medicare Part B and Part D medicines if the price of a Part B or Part D drug increases faster than the rate of inflation. As of January 2025, under the IRA, the Part D benefit redesign replaced the 70 percent CGDP discount with a 10 percent manufacturer discount for all Medicare Part D beneficiaries that have met their deductible and incurred out of pocket drug costs below a $2,000 threshold and a 20 percent discount for beneficiaries that have incurred out of pocket drug costs above the $2,000 threshold under the new Part D benefit redesign. The effectuation of a "maximum fair price" pursuant to the IRA is a technically complex process that relies on newly developed systems that may experience unforeseen disruptions. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant. The IRA has and will continue to meaningfully impact our business strategies and those of others in the pharmaceutical industry. We continue to evaluate the impact of the IRA on our results of operations, and it is possible that these changes may result in a material impact on our business and results of operations.

In December 2025, we announced the U.S. Government Agreement pursuant to which we agreed to, among other things: (i) provide Eliquis for free to the Medicaid program effective January 1, 2026; (ii) donate more than seven tons of Eliquis API to fill the U.S. Strategic Active Ingredient Reserve; (iii) enable direct-to-patient access to Sotyktu, Zeposia, Reyataz, Baraclude and Orencia for cash-paying patients at discounts approximately 80% off current list prices; (iv) adopt a more balanced pricing approach for new launches across developed nations; and (v) continue to expand domestic production. In accordance with the U.S. Government Agreement, BMS will receive certain U.S. tariff relief until January 2029 and will not be subject to future pricing mandates in the United States, however, such exemptions may be terminated or may not be extended. We remain subject to any current or future pricing mandates implemented outside of the United States, and it is possible that current or future pricing regulations may result in a material impact on our business and results of operations. This agreement, and any potential future agreements with government entities, by us or our competitors, could result in reduced prices and reimbursement for certain of our or competing products and may impact our cash flows and results of operations.

In July 2025, the OBBBA was enacted which, among other things, aims to achieve efficiencies in U.S. federal government healthcare spending over the next decade, primarily within Medicaid. We are continuing to assess the full scope of this legislation and its potential commercial implications, and it is possible that these changes may impact our cash flows and results of operations.

We participate in the 340B program, under which we must offer covered outpatient drugs to statutorily defined covered entities at no more than the 340B program “ceiling price”. The expanded utilization of the 340B program in recent years has negatively affected our revenues and profit margins. Additionally, manufacturers who are found to have knowingly and intentionally overcharged 340B program covered entities could be subject to significant monetary penalties. In the past, Celgene had received inquiries from the Health Resources and Services Administration regarding the limited distribution networks for Revlimid, Pomalyst, and Thalomid and compliance with the 340B program. As part of our broader integration strategy and alignment of our distribution model (post our acquisition of Celgene) we had announced that beginning March 1, 2022, we would generally recognize up to two designated 340B program contract pharmacy locations per 340B program hospital that lacks an entity-owned pharmacy. We then updated this policy effective July 1, 2024, to generally recognize up to four contract pharmacy locations per 340B program hospital that lacks an entity-owned pharmacy. Multiple states have enacted laws generally prohibiting manufacturer policies restricting recognition of contract pharmacy arrangements and provide for certain penalties for violations. Such laws have been subject to legal challenges. Whether or how such laws may impact our business remains uncertain. Although we believe that we have complied with, and continue to comply with, all applicable legal requirements, additional legal or legislative changes with respect to the 340B program may cause us to update our approach. Significant changes to our sales or pricing practices with regard to the distribution of drugs under the 340B program, an inability to procure data sufficient to identify duplicate claims associated with the increasing volume of 340B program utilization or any material changes in our U.S. payer channel mix, including the commercialization of future products that may be highly utilized within the 340B program, could have additional adverse effects on our revenues and profitability. In addition, if we are required to pay penalties under the applicable regulations, there would be an adverse effect on our revenues and profitability. For additional information on pricing pressures and other constraints, refer to “Item 1. Business—Pricing, Price Constraints and Market Access.”

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
As is common in the pharmaceutical industry, BMS expects that sales of its branded products like Orencia, Eliquis and Opdivo will decline after the loss of market exclusivity for such products. Consequently, our future success is highly dependent on our pipeline of new products. There is a high rate of failure inherent in the research and development process for new drugs. As a result, there is a high risk that our investments in research programs will not generate financial returns. Compounds or products may appear promising in development but fail to reach market within the expected timeframe, or at all. We have experienced setbacks and may continue to do so.

In addition, product extensions or additional indications may not be approved. Furthermore, products or indications approved under the U.S. FDA’s Accelerated Approval Program may be contingent upon verification and description of clinical benefit in confirmatory studies and such studies may not be successful. For additional information, refer to "Item 1. Business—Products, Intellectual Property and Product Exclusivity".

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

Commercialization launch delays are especially common when a product is expected to have a REMS program, as required by the FDA to address significant risk/benefit issues. Certain of our future key products may be required to be distributed in the U.S. through a REMS program, as described in "Item 1. Business—Marketing, Distribution and Customers". The inability to bring a product to market or a significant delay in the expected regulatory approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs as we have done in the past. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

We can provide no assurance when or whether any of our products under development will be approved or launched or whether any products, once launched, will be commercially successful. The public announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors’, products or late-stage compounds may cause significant volatility in our stock price and depending on the data, may result in an adverse impact on our business, financial condition or results of operations. If the development of any of our key late-stage product candidates is delayed or discontinued or a clinical study does not meet one or more of its primary endpoints, our stock price could decline significantly and there may be an adverse impact on our business, financial condition or results of operations. As a result, we may experience difficulties in forecasting our future performance and effectively communicating our strategy to investors.

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

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights, if any, varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain or maintain patent and other intellectual property rights, or limitations on the use or loss of such rights, could result in a rapid loss of sales for any affected products which could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents, and/or we (or our licensors) did not file in those countries. In addition, the patent environment can be unpredictable, and the validity and enforceability of patents cannot be predicted with certainty. For example, for Eliquis, generics have challenged the composition of matter patents and related SPCs in various jurisdictions, and trials have taken place, or are scheduled to take place, in certain European countries. While these legal proceedings are pending, generic manufacturers have begun marketing generic versions of Eliquis in certain EU countries and may seek to market generic versions of Eliquis in other EU countries prior to the expiration date of applicable patents and related SPCs. Furthermore, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. Absent relevant patent protection for a product, once the regulatory exclusivity period expires, generic or alternative versions can be approved and marketed.

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we have faced and may continue to face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to validity, enforceability and infringement challenges in patent litigations and post-grant review patent office proceedings. Although we are confident in the strength of our intellectual property rights, it may be possible for generic drug companies to challenge our rights and launch their generic versions of our drugs "at risk" prior to the expiration of our intellectual property rights. For example, following certain adverse judicial decisions in the UK and Finland, generic manufacturers have begun marketing generic versions of Eliquis in these countries, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity patent actions in Europe. In addition, in order to avoid the uncertainty and expense of litigation, among other reasons, we may decide to enter into settlements with generic manufacturers that permit generic market entry prior to the expiration of our intellectual property rights. For example, as a result of patent settlements, generic entry for Revlimid in the UK began on January 18, 2022, and in various other European countries on February 18, 2022. Similarly, in the U.S., following patent settlements, certain companies have begun marketing generic lenalidomide pursuant to licenses, which as of January 31, 2026, are no longer volume-limited.

In some cases, manufacturers may seek regulatory approval by submitting their own clinical study data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. In addition, some countries are allowing manufacturers to manufacture and sell generic products, which negatively impacts the protections afforded the Company. Lower-priced generics or biosimilars for BMS biologics or competing biologics could negatively impact our volumes and prices.

In addition, both the U.S. Congress and the FDA have taken steps to promote the development and approval of generic drugs and biosimilar biologics, including by providing generic and biosimilar developers a private right of action to obtain sufficient quantities of drug samples from the reference product’s manufacturer in order to conduct testing necessary to obtain approval for generic or biosimilar products. Additionally, in October 2025, the FDA issued new draft guidance to streamline the process of, and accelerate the timeline for, biosimilar development, including by minimizing the requirement for comparative clinical efficacy studies.

There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2025 Form 10-K or that we assume when we provide our financial guidance.

We face intense competition from other biopharmaceutical companies and manufacturers and expect to see increasing market penetration of lower-priced generic products.
The future growth of BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, new formulations and co-promotional activities with alliance partners. Competition is keen, and as we lose exclusivity for some of our marketed brands, lower-priced generic products will increasingly penetrate our markets. Generic or biosimilar challenges to our products can also arise at any time, and our patents may not prevent the emergence of generic or biosimilar competition for our products. In some countries, patent protection is significantly weaker than in the U.S. or in the EU; political and social pressure has also pushed legislation and other measures that promote the use of generic and biosimilar products. For additional information, see “—We could lose market exclusivity of a product earlier than expected.”

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
Our product supply and related patient access has been, and could in the future be, negatively impacted by difficulties, delays and disruptions in the manufacturing, distribution and sale of our products. Some of the difficulties, delays and disruptions include: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our vendors or suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) geopolitical factors in a specific country or region, including any new, or changes in or interpretations of existing, trade regulations, including for example, any new tariffs imposed in the jurisdictions in which we operate, or compliance requirements of other legislation; (v) the failure of a supplier, including sole source or single source suppliers, to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (vi) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vii) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products; (viii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (ix) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations, labor disputes or shortages, or other business interruptions; and (x) disruptions in supply chain continuity, including from market forces, natural disasters, global disease outbreaks or pandemics, acts of war or terrorism or other unforeseeable or unavoidable events that materially impact one or more of our facilities or a critical supplier.

The U.S. and other countries have recently imposed, and may continue to impose, new tariffs. While pharmaceuticals are largely exempt from the tariffs imposed in 2025, such exemptions may be terminated or may not apply to any future tariffs. In accordance with the U.S. Government Agreement, BMS will receive certain U.S. tariff relief until January 2029. We continue to evaluate the impacts of tariffs on our business and results of operations, and it is possible that such tariffs, or future tariffs, may result in a material impact on our business and results of operations.

In addition, manufacturing processes for novel cell-based therapies, such as CAR-T cell therapies, and radiopharmaceutical therapeutics in development are still evolving, and our processes may be more complicated or more expensive than the approaches taken by our current and future competitors. Our ability to source raw materials and supplies used to manufacture our CAR-T cell therapies and to develop consistent and reliable manufacturing processes and distribution networks with an attractive cost of goods could impact future anticipated revenue and gross profit for our CAR-T cell therapies. For our radiopharmaceutical therapeutics, we utilize third-party suppliers that may still be developing appropriate processes, controls, technologies and facilities, particularly for large-scale production. Furthermore, we may face challenges with sourcing raw materials and supplies for clinical and, if approved, commercial manufacturing. Logistical and shipment delays and other factors not in our control could prevent or delay the delivery of our product candidates and marketed products to patients, including for our radiopharmaceutical therapeutics, which have time-limited stability once manufactured. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material enters into and moves through the manufacturing process. As a result, even slight deviations at any point in the production process for our CAR-T cell therapies or in material used in our CAR-T cell therapies could result in loss of product or regulatory remedial action, which could adversely affect our future anticipated revenues and/or profitability related to our CAR-T cell therapies.

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
We are currently subject to a number of government laws and regulations and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, our operating results and our financial condition. These laws and regulations control and regulate key aspects of our business, including, but not limited to: (i) market access, pricing controls and discounting; (ii) tax liabilities, returns and payments; (iii) imports and other trade restrictions; (iv) intellectual property protection and enforcement; (v) good practice guidelines and regulations; (vi) accounting standards; (vii) cybersecurity and data protection, storage and privacy, particularly in the EU and the U.S.; (viii) artificial intelligence, machine learning, automated decision-making, data governance, and related technologies; (ix) requirements for reporting payments and other value transfers to healthcare professionals (such as those provided under the Federal Anti-Kickback Statute); and (x) compliance with anti-bribery and anti-corruption practices of the U.S. and other countries.

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
There is an increased focus by foreign, federal, state, and local regulatory and legislative bodies, investors and other stakeholders regarding environmental sustainability and social impact policies relating to climate change, regulating greenhouse gas emissions, carbon taxes, emissions trading schemes, sustainability, human rights, inclusion and other policy matters, and disclosure regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We expect to experience or be subject to increased restrictions, compliance and assurance costs, recurring investments in data gathering and reporting systems, and legal expenses related to such new or changing legal or regulatory requirements, which could increase our operating costs. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices.

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
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Data generated after initial approval and regulatory changes to standards regarding safety, efficacy or labeling may result in product label changes or other measures that could reduce the product’s market acceptance and result in declining revenues. These include additional clinical trials, such as head-to-head studies against alternative or emerging standard of care, studies that generate data in specific populations or identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy) as well as real-world data analyses and post-approval safety surveillance following the use of our products over longer periods of time. Sometimes additional information from new studies identifies a portion of the patient population that may be non-responsive to a medicine or would be at higher risk of adverse reactions and labeling changes based on such studies may limit the patient population. The studies providing such additional information may be sponsored by us, but they could also be sponsored by competitors, insurance companies, government institutions, MCOs, scientists, investigators or other interested parties. While additional safety and efficacy information from such studies assist us and healthcare providers in identifying the best patient population for each product, it can also negatively impact our operating results. New information added to a product’s label can affect its risk-benefit profile, leading to potential voluntary or mandatory recalls, withdrawals or declining revenue, as well as legal claims, including product liability, consumer fraud or other claims. For example, in November 2023, the FDA announced that it was investigating the risk of T-cell malignancies in patients who received treatment with CAR-T cell therapy, noting that the overall benefits of CAR-T cell therapy products continue to outweigh their potential risks for their approved uses. In January 2024, the FDA determined that safety labeling changes were needed for approved CAR-T cell therapies, including a “boxed warning” about the possible risk of T-cell malignancies in patients treated with CAR-T cell therapy. Additionally, certain study results, especially from head-to-head studies, could affect a product’s formulary listing, which could also adversely affect revenues.

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
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards and often do not contain the correct ingredients. A patient who receives a counterfeit drug or a product diverted from its authorized market may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name or diverted products. The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce, greatly enhancing consumers’ ability to obtain prescriptions and other medical treatments via the internet in lieu of traditional brick and mortar pharmacies. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams because of the anonymity it affords illegal traders and counterfeiters, and its use can result in the circumvention of controls designed to protect patients.

Thefts of inventory at warehouses, plants or while in-transit, which are then not properly stored and are later sold through unauthorized channels that do not adhere to customary supply chain standards, could adversely impact patient safety, our reputation and our business. In addition, diversion of products from their authorized market into other channels may result in reduced revenues and negatively affect our profitability.

Use of social media platforms can present risks and challenges.
We use social media to communicate Company news and events. The inappropriate and/or unauthorized use of social media could cause brand damage or information leakage and may give rise to liability, including from the improper promotion of a product or the improper collection and/or dissemination of personally identifiable information from employees, patients, healthcare professionals or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill and may cause significant volatility in our stock price. Further, the disclosure of non-public Company-sensitive information by our workforce or others, whether intentional or unintentional, through social media and other messaging channels could lead to loss of trade secrets or other intellectual property, as well as the Company’s commercially sensitive information.

Information Technology and Cybersecurity Risks

We are dependent on information technology systems, including artificial intelligence programs, and face risk of cybersecurity incidents that could disrupt our business and result in theft of proprietary, confidential and personal information.
We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided by and/or used for third parties or their vendors, to assist in conducting our business. We have faced, and will continue to face, risks of incidents, whether through cyber attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, exfiltration and other scams. Although we make efforts to maintain the security and integrity of our information technology systems and data, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems, which could adversely affect our business strategy, results of operations, or financial condition. Cybersecurity risks continue to develop, including as a result of threat actors increasingly targeting employees and supply chains and geopolitical tensions leading to an increase in sabotage, espionage and cyber attacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems, including artificial intelligence programs that we utilize, or leak, theft or misuse of proprietary, confidential or personal information could negatively impact operations. There can be no assurance that our continuing efforts will prevent breakdowns or incidents to our or our third-party providers’ systems or databases that could adversely affect our business. Under certain circumstances, such incidents when detected could require disclosure to government authorities and/or regulators and could require notification to impacted individuals, and any such incident could result in material financial, legal, business and reputational harm to us. Further, although we maintain insurance coverage designed to transfer certain cybersecurity incident costs, there is a risk this insurance would be insufficient to cover the costs of the incident, including due to coverage limits or insurance exclusions.

In addition, we face certain risks as we seek to leverage artificial intelligence programs and machine learning (“AI”) to optimize productivity and efficiency in various aspects of the organization. For example, flawed algorithms and/or biased, incomplete or inaccurate data used in AI programs may result in deficient AI-generated content. Additionally malfunctions or outages of these systems, certain of which are managed, hosted or provided by third parties, may result in operational disruptions, data loss, or inaccurate content. The regulatory landscape related to AI remains uncertain, and we may be required to devote significant resources to comply with developing laws and address ethical concerns. Our competitors may also develop or adopt more effective AI technologies, resulting in more efficient operations and putting us at a competitive disadvantage. These risks may result in an adverse impact on our business, financial condition or results of operations.

Strategic, Business Development and Employee Attraction and Retention Risks

We depend on several key products for most of our revenues, cash flows and earnings.
We derive a majority of our revenue and earnings from several key products. We expect that Eliquis, Opdivo, Opdivo Qvantig, Orencia, Reblozyl and Yervoy will represent a significant percentage of our revenue, earnings and cash flows during the next few years. A reduction in revenue from any of these products due to loss of market exclusivity or other factors could adversely impact our earnings and cash flows. For additional information, see “—We could lose market exclusivity of a product earlier than expected.”

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
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contributes to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties was approximately $2.7 billion in 2025. Our pretax income could be adversely affected as the royalty streams decline in future periods. For example, (i) royalties related to Keytruda* are expected to terminate on December 31, 2026, (ii) royalties related to Tecentriq* are expected to terminate on December 31, 2026, and (iii) royalties related to the divestiture of our diabetes business terminated on December 31, 2025.

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

If the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. Moreover, due to the substantial amount of debt that we incurred to finance the cash portion of certain of our acquisitions, including most recently the Mirati, Karuna and RayzeBio acquisitions, there can be no assurance of when we will be able to expand our business development capacity. Although we have recently taken measures to reduce our debt, pursuing strategic transaction opportunities in the future may require us to obtain additional equity or debt financing, and could result in increased leverage and/or a downgrade of our credit ratings.

Failure to attract and retain a highly qualified workforce or to maintain our workplace culture could affect our ability to successfully develop and commercialize products.
Our success and execution of our strategy is largely dependent on our continued ability to (i) attract and retain highly qualified scientific, technical and management workforce, including people with expertise in clinical R&D, governmental regulation and commercialization, and (ii) maintain our workplace culture and employee morale. We face competition for a limited pool of qualified individuals from numerous pharmaceutical and biotechnology companies, universities, government entities, research institutions, companies seeking to enter the healthcare space, and companies in other industries. Additionally, we periodically adjust our personnel needs in response to changing macroeconomic conditions, market opportunities, management changes, acquisitions, cost levels and other internal and external considerations, which may adversely impact our workplace culture and ability to retain and incentivize employees. We cannot be sure that we will be able to attract and retain quality talent or that the costs of doing so will not materially increase.

Market, Liquidity and Credit Risks

We have significant indebtedness that could have negative consequences.
Certain of our acquisitions, including most recently the Mirati, Karuna and RayzeBio acquisitions, increased the amount of our debt resulting in additional interest expense, and we may incur more debt to finance future acquisitions. Although we have recently taken measures to reduce our debt, this could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends. For example, following the December 2023 announcements of previous acquisitions, Standard & Poor’s downgraded BMS’s long term-credit rating from A+ to A (with a stable long-term credit outlook).

Adverse changes in U.S. and global economic and political conditions could adversely affect our operations and profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 31% of our revenues outside of the U.S. in 2025. As such, a global economic downturn could create or amplify a variety of risks to our business and could negatively affect our growth. In addition, uncertainty in the credit and capital markets could impact our growth strategy. Our revenues, earnings and cash flow are also exposed to risk from a strengthening U.S. dollar and global inflation, including in the U.S. If our operating costs were to significantly increase, whether as a result of rising inflation rates, wage increases or other factors, it could adversely affect our revenues and profitability. We also have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU.

Additionally, our business and operations may be adversely affected by political volatility, conflicts or crises in individual countries or regions, including terrorist activities or war and pandemics or epidemics. The COVID-19 pandemic affected demand for some of our products driven by lower patient starts and visits, and we would expect any future pandemics to have a similar effect. In addition, while we did not experience any significant manufacturing or supply issues due to COVID-19, it is possible that we could experience these issues in response to future pandemics. For instance, we may experience scarcity of certain raw materials and components as a result of the influx of pandemic related vaccine orders receiving priority treatment from vendors. Furthermore, a future epidemic or pandemic could create material staffing shortages at our manufacturing sites which could disrupt the supply of our products. It is also possible that we may experience supply chain interruptions as a result of quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline and cargo capacity and route reductions. We may also experience delays in the initiation and enrollment of patients in our clinical trials as a consequence of any future pandemic. We may not be able to fully mitigate these delays, which could negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the $19.1 billion of other intangible assets as of December 31, 2025.

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

Global economic conditions or events such as wars or pandemics also create additional risks from their impact on our suppliers, vendors, outsourcing partners, alliance partners and other third parties that we rely on to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services. For example, if any of our third-party providers suffer from limited solvency because of global economic conditions, it could negatively impact our operating model and our business. Similarly, global events such as the Ukraine-Russia conflict, tensions between the U.S. and China and other geopolitical events and conflicts can increase the volatility of the financial markets, foreign currency exchanges and interest rates. We could also face other potential negative consequences stemming from future pandemics or global events, including but not limited to increased cyber threats to us and our partners such as cyber attacks and outages, and challenges related to the safety of our employees and safe occupancy. It is possible that global economic and political events, including changes to the geopolitical relationship between the U.S. and China, other geopolitical events and conflicts, and any future pandemic, could exacerbate any of the other risks described in this 2025 Form 10-K as well.

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

While we and our third-party vendors are regularly subject to cybersecurity attacks and incidents, as of December 31, 2025 and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company in the last three years. However, we have been the target of cyber attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We face risks of incidents, whether through cyber attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For a discussion of these risks, see “Item 1A—Risk Factors—Information Technology and Cybersecurity Risks—We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity incidents and data leakage.”

Governance

The Company’s cybersecurity program is implemented and overseen by the Company’s Chief Information Security Officer (“CISO”), the Executive Vice President, Chief Digital and Technology Officer, and senior management. The CISO reports to the Chief Digital & Technology Officer, who in turn reports to the CEO. Collectively, our CISO and senior management team have extensive experience in information security and information technology risk management, including cybersecurity. Since 2018, our CISO has led our enterprise-wide cybersecurity risk management, strategy, policy, standards and processes. The information security team responsible for managing and implementing the Company’s cybersecurity program has many years of valuable business experience effectively addressing cybersecurity risks and developing related robust policies and procedures. The Company’s data privacy program is jointly managed by the Chief Privacy Officer (“CPO”) and the CISO. The CPO oversees privacy governance, compliance, and regulatory alignment, while the CISO provides technical and security oversight for data protection.

Our Audit Committee, which consists solely of independent directors, oversees the Company’s overall enterprise risk assessment and risk management policies and guidelines, including risks related to cybersecurity matters. Our Audit Committee reviews, discusses with management at least annually and oversees the Company’s information security and data protection programs. In particular, the Audit Committee receives periodic updates from the CISO, CPO, internal audit function and other members of management on significant cybersecurity and data privacy threats to our systems and the potential impact on the Company’s business, financial results, operations, and reputation, risk management strategies, including information governance and security policies and programs, program assessments, planned improvements, major legislative and regulatory developments that could materially impact the Company’s cybersecurity and data privacy policies and programs, and status of information security initiatives, including an appropriate threat assessment relating to information technology risks. After each such update, the Chair of the Audit Committee updates the full Board. The Board also receives similar cybersecurity and privacy updates directly from the CISO, CPO and other members of management at least annually, and as needed from time to time.

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

Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2025:

	Manufacturing	R&D
United States	4	7
International	4	1
Total	8	8

Item 3.	LEGAL PROCEEDINGS.
Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART IA
Information about our Executive Officers

Listed below is information on our executive officers as of February 11, 2026. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Shareholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History
Christopher Boerner, Ph.D. Chair of the Board and Chief Executive Officer Member of the Leadership Team	55
2015 to 2017 – President and Head of U.S. Commercial
2017 to 2018 – President and Head, International Markets
2018 to 2023 – Executive Vice President, Chief Commercialization Officer
2023 to 2023 – Executive Vice President, Chief Operating Officer
2023 to 2024 – Chief Executive Officer
2024 to present – Chair of the Board and Chief Executive Officer

David V. Elkins Executive Vice President and Chief Financial Officer Member of the Leadership Team	57	2014 to 2017 – Group Vice President and Chief Financial Officer, Consumer and Consumer Medicines, Johnson & Johnson
2017 to 2018 – Worldwide Vice President and Chief Financial Officer, Consumer Products, Medical Development and Corporate Functions, Johnson & Johnson
2018 to 2019 – Chief Financial Officer, Celgene Corporation
		2019 to present – Executive Vice President and Chief Financial Officer
Cari Gallman Executive Vice President, General Counsel and Chief Policy Officer Member of the Leadership Team	46
2015 to 2018 – Senior Counsel, US Legal
2018 to 2019 – Assistant General Counsel, Oncology Legal
2019 to 2021 – Vice President, Assistant General Counsel, Worldwide Oncology
2021 to 2023 – Senior Vice President, Chief Compliance Officer
2023 to 2025 – Executive Vice President, Corporate Affairs
2025 to present - Executive Vice President, General Counsel and Chief Policy Officer

Benjamin Hickey President, RayzeBio Organization Member of the Leadership Team	51
2014 to 2016 – Vice President, Commercial, Immuno-Oncology
2016 to 2018 – General Manager, UK & Ireland
2018 to 2020 – Senior Vice President, Chief Commercial Officer, Halozyme Therapeutics
2020 to 2024 – Chief Commercial Officer, Head of Business Development, Mirati Therapeutics
2024 to present – President, RayzeBio Organization, Bristol-Myers Squibb Company

Lynelle Hoch President, Cell Therapy Organization Member of the Leadership Team	53
2016 to 2019– Vice President, Immuno-Oncology Marketing
2019 to 2021 – General Manager, Ireland & UK, Major Markets
2021 to 2023 – Senior Vice President, Global Cell Therapy Franchise Lead
2023 to present – President, Cell Therapy Organization

Phil Holzer Senior Vice President & Controller	50
2015 to 2018 – Chief Audit Officer
2018 to 2019 – Vice President & Head of Finance, Research & Development
2019 to 2021 – Senior Vice President, Enterprise Integration Management
2021 to 2024 – Senior Vice President, Finance, Tax & Treasury
2024 to present – Senior Vice President & Controller

Adam Lenkowsky Executive Vice President, Chief Commercialization Officer Member of the Leadership Team	54	2016 to 2019 – Head of US Oncology
2019 to 2022 – Senior Vice President, General Manager of U.S. Oncology, Immunology & Cardiovascular
2022 to 2023 Senior Vice President, Head of Major Markets
		2023 to present – Executive Vice President, Chief Commercialization Officer
Cristian Massacesi, M.D. Executive Vice President, Chief Medical Officer, Head of Development Member of the Leadership Team	57
2019 to 2020 – Senior Vice President, Head of Oncology Late Development, Astra Zeneca
2021 to 2025 – Chief Medical Officer, Oncology Chief Development Officer, AstraZeneca
2025 to present – Executive Vice President, Chief Medical Officer, Head of Development

Greg Meyers Executive Vice President, Chief Digital and Technology Officer Member of the Leadership Team	53	2014 to 2018 – Corporate Vice President and Chief Information Officer, Motorola Solutions
2018 to 2022 – Group Chief Information and Digital Officer, Syngenta Group
		2022 to present – Executive Vice President, Chief Digital and Technology Officer
Robert Plenge, M.D., Ph.D. Executive Vice President, Chief Research Officer, Head of Research Member of the Leadership Team	55
2017 to 2019 – Vice President Inflammation and Immunology, Thematic Center of Excellence Unit, Celgene Corporation
2019 to 2021 – Senior Vice President, Immunology, Cardiovascular & Fibrosis, Thematic Research Center
2021 to 2023 – Senior Vice President, Immunology, Cardiovascular & Fibrosis, Thematic Research Center, and Head of Translational Medicine
2023 to 2023 – Senior Vice President and Head of Discovery and Translational Sciences
2023 to present – Executive Vice President, Chief Research Officer, Head of Research

Amanda Poole Executive Vice President, Chief People Officer Member of the Leadership Team	51
2017 to 2019 – Vice President, Head of Human Resources, Global Product Development & Supply
2019 to 2020 – Vice President, Head of BMS/Celgene Integration
2020 to 2022 – Senior Vice President, Head of Human Resources, Commercialization
2022 to 2024 – Senior Vice President, People Strategy, Solutions & Services
2024 to present – Executive Vice President, Chief People Officer

Karin Shanahan Executive Vice President, Chief Supply Chain & Operations Member of the Leadership Team	61
2013 to 2018 – Senior Vice President and Chief Operating Officer, Global Operations, Teva Pharmaceuticals
2018 to 2022 – Senior Vice President, Global Biologics & Sterile Operations, Merck
2022 to present – Executive Vice President, Chief Supply Chain & Operations Officer

Name and Current Position	Age	Employment History
Hiroshi Chris Shibutani, M.D. Executive Vice President, Chief Strategy Officer Member of the Leadership Team	62
2015 to 2020 – Senior Analyst, Managing Director, Biotechnology Equity Research, Cowen
2021 to 2025 – Senior Analyst, Managing Director, Pharmaceuticals & Biotechnology Equity Research, Goldman Sachs
2025 to present – Executive Vice President, Chief Strategy Officer

Wendy Short Bartie Executive Vice President, Corporate Affairs Member of the Leadership Team	54
2021 to 2022 – Senior Vice President, U.S. Oncology
2022 to 2023 – Senior Vice President, Chief of Staff to the CEO
2023 to 2023 – Senior Vice President, General Manager, US Hematology and Cell Therapy
2024 to 2025 – Senior Vice President, U.S. Oncology and Hematology
2025 to 2025 – Senior Vice President, Oncology Commercialization
2025 to present – Executive Vice President, Corporate Affairs

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Bristol Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY).

Holders of Common Stock

The number of record holders of our common stock at January 31, 2026 was 28,145.

The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by EQ Shareowner Services, our transfer agent, and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Equity Compensation Plan Information

Information required by this item will be contained in our 2026 Proxy Statement under the heading “Items to be Voted Upon—Item 2—Advisory Vote to Approve the Compensation of our Named Executive Officers—Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholders’ returns of our common shares with the cumulative total stockholders’ returns of the companies listed in the Standard & Poor’s 500 Index ("S&P 500 Index") and a composite peer group of major pharmaceutical companies comprised of AbbVie, Amgen, AstraZeneca, Gilead, GlaxoSmithKline, Johnson & Johnson, Eli Lilly, Merck, Novartis, Pfizer, Regeneron, Roche and Sanofi. The graph assumes $100 investment on December 31, 2020 in each of our common shares, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2021, 2022, 2023, 2024 and 2025. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	2021	2022	2023	2024	2025
Bristol Myers Squibb	$102.88	$122.41	$90.40	$104.69	$104.81
S&P 500	128.71	105.40	133.10	166.40	196.16
Peer Group	123.66	136.99	140.81	152.13	198.36

Issuer Purchases of Equity Securities

The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
October 1 to 31, 2025	97,873	$45.82	—	$5,014
November 1 to 30, 2025	15,315	46.09	—	5,014
December 1 to 31, 2025	64,152	50.30	—	5,014
Three months ended December 31, 2025	177,340		—
(a)    Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)    In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. From time to time thereafter, the Board approved additional share repurchase authorizations totaling an amount of $25.0 billion, including the most recent authorization of $3.0 billion in December 2023. The remaining share repurchase capacity under the program was $5.0 billion as of December 31, 2025. Our share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for information on the share repurchase program.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2025 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows. Certain amounts in this 2025 Form 10-K may not sum due to rounding. Percentages have been calculated using unrounded amounts.

The comparison of 2024 to 2023 results has been omitted from this Form 10-K and is incorporated by reference from our Form 10-K for the year ended December 31, 2024 “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 12, 2025.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2025 Form 10-K for definitions of capitalized terms used throughout the document.

In 2025, we have achieved multiple regulatory approvals across our portfolio, including the: (i) approval of Breyanzi for adults with relapsed or refractory FL and MCL in the EU, (ii) approval of Camzyos for the treatment of symptomatic obstructive HCM in Japan, (iii) approval of Opdivo + Yervoy as a first-line treatment of adult patients with unresectable or advanced HCC in both the U.S. and the EU, (iv) approval of Opdivo + Yervoy for first-line treatment of adults and pediatric patients 12 years and older with unresectable or metastatic MSI-High or dMMR colorectal cancer in the U.S. and Japan, (v) approval of Opdivo as a perioperative regimen for resectable high risk NSCLC in the EU, (vi) approval of Opdivo Qvantig for use across multiple adult solid tumors in the EU, and (vii) approval of Breyanzi for the treatment of adults with relapsed or refractory MZL in the U.S. Additionally, we received label updates from the FDA that have reduced or removed certain patient monitoring requirements associated with the use of Camzyos, Breyanzi and Abecma.

We continue to pursue activities to advance and expand our pipeline through our internal research and development efforts as well as through business development activities. In 2025, the Company (i) acquired Orbital Therapeutics, which provided the Company with full rights to OTX-201, a preclinical in vivo CAR T-cell therapy currently in IND-enabling studies for autoimmune disease, (ii) entered into a strategic collaboration with BioNTech to co-develop and co-commercialize BioNTech's investigational bispecific antibody pumitamig (BNT327/BMS986545) across multiple solid tumor types, (iii) acquired a global exclusive license from Philochem for OncoACP3, a radiopharmaceutical therapeutic and diagnostic agent targeting prostate cancer, and (iv) expanded our development and manufacturing capabilities by opening a new radiopharmaceutical facility in Indianapolis, Indiana, which will support RPTs acquired in connection with the RayzeBio acquisition. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to "Item 8. Financial Statements and Supplementary Data — Note 3. Alliances" and "Item 8. Financial Statements and Supplementary Data— Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements".

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. As previously announced, our ongoing strategic productivity initiative includes acceleration of the delivery of medicines to patients by evolving and streamlining our enterprise operating model in key areas such as R&D, manufacturing, commercial and other functions. We continue to expect to realize approximately $2.0 billion in cost savings by the end of 2027 in connection with the 2025 expansion of our ongoing strategic productivity initiative. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

Financial Highlights

	Year Ended December 31,
Dollars in millions, except per share data	2025	2024
Total Revenues	$48,194	$48,300

Diluted Earnings/(Loss) Per Share
GAAP	$3.46	$(4.41)
Non-GAAP	6.15	1.15

Revenues were relatively flat in 2025. Demand increased across the Growth Portfolio and for Eliquis, which was offset by the impact of generics across the remainder of the Legacy Portfolio. Additionally, revenues were impacted by higher U.S. government channel rebates in 2025. We expect continued generic erosion within our Legacy Portfolio in 2026 primarily due to Revlimid and Pomalyst in the U.S.

The $7.87 change in GAAP EPS in 2025 was primarily due to lower Acquired IPRD charges, the impact of certain specified items, including lower amortization of acquired intangible assets and lower intangible asset impairment charges, and cost savings from our ongoing strategic productivity initiative in 2025. After adjusting for specified items, the $5.00 increase in non-GAAP EPS was primarily due to the aforementioned lower Acquired IPRD charges and cost savings from our ongoing strategic productivity initiative.

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

Economic and Market Factors

Governmental Actions

As regulators continue to focus on prescription drugs, our products are facing increased pressures across the portfolio. These pressures stem from legislative and policy changes, including price controls, pharmaceutical market access, discounting, changes to tax and importation laws and other restrictions in the U.S., EU and other regions around the world. These pressures have resulted in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which have negatively impacted, and may continue to negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. In August 2024, as part of the first round of government price setting pursuant to the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026. In November 2025, the HHS announced the "maximum fair price" for a 30-day supply of Pomalyst, which applies to the U.S. Medicare channel effective January 1, 2027. In January 2026, the HHS selected Orencia as a medicine subject to "negotiation" for government-set prices beginning in 2028. It is possible that more of our products could be selected in future years based upon the selection criteria currently utilized by the HHS or potentially expanded future criteria, or that the "maximum fair price" for our previously selected products could be renegotiated, each of which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our results of operations, and it is possible that these changes may result in a material impact on our business and results of operations.

In December 2025, we announced the U.S. Government Agreement pursuant to which we agreed to, among other things: (i) provide Eliquis for free to the Medicaid program effective January 1, 2026; (ii) donate more than seven tons of Eliquis API to fill the U.S. Strategic Active Ingredient Reserve; (iii) enable direct-to-patient access to Sotyktu, Zeposia, Reyataz, Baraclude and Orencia for cash-paying patients at discounts approximately 80% off current list prices; (iv) adopt a more balanced pricing approach for new launches across developed nations; and (v) continue to expand domestic production. This agreement, and any potential future agreements with government entities, by us or our competitors, could result in reduced prices and reimbursement for certain of our or competing products and may impact our cash flows and results of operations.

Further, the U.S. and other countries have recently imposed, and may continue to impose, new tariffs. While pharmaceuticals are largely exempt from the tariffs imposed in 2025, such exemptions may be terminated or may not apply to any future tariffs. In accordance with the U.S. Government Agreement, BMS will receive certain U.S. tariff relief until January 2029 and will not be subject to future pricing mandates in the U.S., however, such exemptions may be terminated or may not be extended. In addition, we remain subject to any current or future pricing mandates implemented outside of the U.S. It is possible that such regulations may result in a material impact on our business and results of operations.

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

See risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins”, “—We could lose market exclusivity of a product earlier than expected”, “—We could experience difficulties, delays and disruptions in our supply chain as well as in the manufacturing, distribution and sale of our products” and “—Changes to tax regulations could negatively impact our earnings”.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received:

Product	Date	Approval

Breyanzi	December 2025	FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory MZL who have received at least two prior lines of systemic therapy.

Breyanzi	November 2025	EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory MCL after at least two lines of systemic therapy including a Bruton's tyrosine kinase inhibitor.

Augtyro	November 2025	Japan’s Ministry of Health Labour and Welfare approval of Augtyro for the treatment of NTRK fusion-positive, advanced or recurrent solid tumors.

Opdivo + Yervoy	August 2025	Japan’s Ministry of Health Labour and Welfare approval of Opdivo + Yervoy for the treatment of unresectable advanced or recurrent microsatellite instability-high colorectal cancer.

Opdivo + Yervoy	June 2025	Japan’s Ministry of Health Labour and Welfare approval of Opdivo + Yervoy for the treatment of unresectable HCC.

Inrebic	June 2025	Japan’s Ministry of Health Labour and Welfare approval of Inrebic for the treatment of myelofibrosis.

Opdivo Qvantig	May 2025
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
Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2025 and in early 2026.

Strategy

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular, neuroscience and other areas where we can also create long-term value. Our priorities are to focus on transformational medicines where we have a competitive advantage, drive operational excellence throughout the organization and strategically allocate capital for long-term growth and shareholder returns.

Our R&D strategy is designed to invest in the most promising science and to consistently execute in a way that translates that science into new medicines with the highest probability of success. To execute this strategy, we focus on three key priorities: science, execution, and value. We have a disease-focused strategy that incorporates lead and supporting assets and pursues high-impact medicines to advance standards of care across our core therapeutic areas. To accelerate progress, we have taken steps to increase the probability of success in our clinical trials and are infusing artificial intelligence throughout our R&D process. Together, these efforts enable us to prioritize programs more deliberately and effectively, delivering novel therapies for patients and driving long-term growth.

In oncology, we are focused on extending and strengthening our leadership in IO, as well as diversifying beyond IO. During 2025, we entered into a global strategic collaboration with BioNTech for the co-development and co-commercialization of pumitamig (BNT327/BMS986545), a potentially transformative PD-L1/VEGF-A bispecific that could set a new standard of care across multiple tumor types. Additionally, we believe we have significant opportunity in radiopharmaceuticals as a new oncology modality with opportunities to advance RYZ101, RYZ401 and RYZ801. In hematology, we see significant potential with our targeted protein degradation platform, which includes potentially first-in-class CELMoDs currently under investigation for multiple myeloma with iberdomide and mezigdomide and lymphoma with golcadomide as well as a potentially first-in-class BCL6 LDD with BMS-986458. In cell therapy, we are building on our expertise and leadership, developing next generation CAR-T treatments with first-in-class potential, including in vivo CAR-T cell therapies. We are investigating arlo-cel in pivotal studies targeting multiple myeloma and advancing development for zola-cel (CD19-targeted NEX-T), an asset aimed at resetting the immune system, in autoimmune diseases. We are exploring zola-cel's potential in multiple disease areas, including SLE, SSc and other indications. Additionally, in immunology, we are developing admilparant, our LPA1 antagonist targeting pulmonary fibrosis with ongoing registrational clinical trials for IPF and PPF. In cardiovascular diseases, the LIBREXIA clinical program, in partnership with Johnson & Johnson, includes registrational trials in atrial fibrillation and secondary stroke prevention for milvexian. Lastly, we have a growing, diverse neuroscience pipeline that includes several ongoing Phase III studies as well as several investigational programs aimed at advancing novel therapeutic approaches across neurological diseases.

We are driving commercial execution in our key first-in-class and/or best-in-class marketed products, where we continue to expand and see potential for further expansion into the future. We have established a strong foundation in IO with Opdivo, Yervoy and Opdualag, and have expanded our leadership in the area with the addition of Opdivo Qvantig. In hematology, Reblozyl, continues to drive market share in the first line RS-positive and RS-negative settings in the U.S., and in cardiovascular diseases, Camzyos continues to provide benefits to patients with oHCM. Additionally, in cell therapy, we continue to expand the range of B-cell malignancies treated by Breyanzi. Finally, in immunology and neuroscience, respectively, registrational studies are ongoing for Sotyktu in systemic lupus erythematosus and Sjögren's disease and are ongoing or planned for Cobenfy in Alzheimer's Disease Psychosis, Alzheimer's Disease Agitation, Alzheimer's Disease Cognition, Bipolar I Disorder and Autism spectrum disorder irritability. Together with our digital capabilities, including the deployment of artificial intelligence, we are enhancing commercial productivity through more effective clinician engagement and targeted patient outreach.

We remain committed to the strategic allocation of resources and investing in areas that maximize value and drive sustainable growth. We previously announced a strategic productivity initiative to accelerate the delivery of medicines to patients by evolving and streamlining our enterprise operating model in key areas such as R&D, manufacturing, commercial and other functions. We continue to expect to realize approximately $2.0 billion in cost savings by the end of 2027 in connection with the 2025 expansion of our ongoing strategic productivity initiative. The exit costs resulting from these actions are included in our updated 2023 Restructuring Plan.

Our strategy extends well beyond the discovery, development and delivery of transformative medicines that help patients prevail over serious diseases. We understand the future of our employees, our communities, our planet, and our business are inextricably linked. Accordingly, we seek to mobilize our capabilities and resources to positively impact the communities where we live, work, and serve around the world. As we work to transform patients’ lives through science, we operate with effective governance, uncompromising quality and compliance, and the highest ethical standards to deliver our mission. These values have been central to who we are, what we do, and how we do it since our company was founded in 1887. We believe that driving long-term business value is at the heart of living our purpose, enabling us to be leaders and difference-makers for generations to come.

Acquisitions, Divestitures, Licensing and Other Arrangements

For detailed information on significant acquisitions, divestitures, collaborations, licensing and other arrangements during 2025 refer to “Item 8. Financial Statements and Supplementary Data —Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements.”

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	% Change	Foreign Exchange(b)
United States	$33,279	$34,105	(2)%	—
International	13,828	13,199	5%	2%
Other revenues(a)	1,087	996	9%	—
Total Revenues	$48,194	$48,300	—%	1%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations, including royalties received from Merck on Winrevair*.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues decreased 2% in 2025 reflecting higher demand across the Growth Portfolio and for Eliquis, partially offset by the impact of generics on Revlimid, Sprycel and Abraxane. Additionally, U.S. revenues were impacted by higher government channel rebates in 2025. Average net selling prices decreased by 4% in 2025 compared to 2024.

International

•International revenues increased 5% in 2025 primarily due to higher demand across the Growth Portfolio and for Eliquis, partially offset by generic erosion within the remainder of the Legacy Portfolio. Excluding the impacts of foreign exchange, international revenues increased 3%.

No single country outside the U.S. contributed more than 10% of total revenues in 2025 and 2024. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in “—Critical Accounting Policies.”

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

Dollars in millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2025	$900	$5,385	$3,636	$9,921
Provision related to sales made in:
Current period	14,069	18,351	9,394	41,814
Prior period	(2)	(342)	(141)	(485)
Payments and returns	(13,251)	(18,752)	(8,951)	(40,954)
Foreign currency translation and other	4	—	264	268
Balance at December 31, 2025	$1,720	$4,643	$4,202	$10,565

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	% Change
Gross product sales	$88,085	$83,671	5%
GTN Adjustments
Charge-backs and cash discounts	(14,067)	(11,510)	22%
Medicaid and Medicare rebates	(18,010)	(16,551)	9%
Other rebates, returns, discounts and adjustments	(9,253)	(8,832)	5%
Total GTN Adjustments	(41,329)	(36,893)	12%
Net product sales	$46,756	$46,778	—%

GTN adjustments percentage	47%	44%	3%
U.S.	53%	49%	4%
Non-U.S.	19%	20%	(1)%

Reductions/(increases) to provisions for product sales made in prior periods resulting from changes in estimates were $485 million for 2025 and $159 million for 2024. The reductions to provisions in 2025 primarily related to lower than expected Medicaid utilization, and the reductions to provisions in 2024 primarily related to the non-U.S. revisions in clawback amounts driven by VAT recoverable estimates. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to the redesign of the U.S. Medicare Part D program and higher government channel mix, which has higher GTN adjustment percentages.

Total Revenues by Product:

	Year Ended December 31,
Dollars in millions	2025	2024	% Change
Growth Portfolio
Opdivo	$10,049	$9,304	8%
U.S.	5,904	5,350	10%
Non-U.S.	4,145	3,954	5%

Opdivo Qvantig	238	—	N/A
U.S.	205	—	N/A
Non-U.S.	33	—	N/A

Orencia	3,705	3,682	1%
U.S.	2,736	2,770	(1)%
Non-U.S.	969	912	6%

Yervoy	2,900	2,530	15%
U.S.	1,825	1,599	14%
Non-U.S.	1,075	931	15%

Reblozyl	2,327	1,773	31%
U.S.	1,888	1,444	31%
Non-U.S.	438	329	33%

Breyanzi	1,358	747	82%
U.S.	994	591	68%
Non-U.S.	364	156	132%

Opdualag	1,185	928	28%
U.S.	1,045	870	20%
Non-U.S.	140	58	139%

Camzyos	1,068	602	77%
U.S.	863	543	59%
Non-U.S.	204	59	>200%

Zeposia	577	566	2%
U.S.	392	403	(3)%
Non-U.S.	186	163	14%

Abecma	427	406	5%
U.S.	208	242	(14)%
Non-U.S.	219	164	34%

Sotyktu	291	246	19%
U.S.	182	190	(5)%
Non-U.S.	110	56	99%

Krazati	205	126	62%
U.S.	192	118	63%
Non-U.S.	13	8	60%

Cobenfy	155	10	>200%
U.S.	155	10	>200%
Non-U.S.	—	—	N/A

	Year Ended December 31,
Dollars in millions	2025	2024	% Change
Growth Portfolio (cont.)
Other Growth Products(a)	1,924	1,643	17%
U.S.	782	710	10%
Non-U.S.	1,142	933	22%

Total Growth Portfolio	$26,409	$22,563	17%
U.S.	17,371	14,840	17%
Non-U.S.	9,038	7,723	17%

Legacy Portfolio
Eliquis	$14,443	$13,333	8%
U.S.	10,239	9,631	6%
Non-U.S.	4,205	3,702	14%

Revlimid	2,951	5,773	(49)%
U.S.	2,535	4,999	(49)%
Non-U.S.	416	774	(46)%

Pomalyst/Imnovid	2,733	3,545	(23)%
U.S.	2,341	2,695	(13)%
Non-U.S.	391	850	(54)%

Sprycel	493	1,286	(62)%
U.S.	299	983	(70)%
Non-U.S.	194	303	(36)%

Abraxane	368	875	(58)%
U.S.	116	541	(78)%
Non-U.S.	251	334	(25)%

Other Legacy Products(b)	798	925	(14)%
U.S.	378	416	(9)%
Non-U.S.	420	509	(17)%

Total Legacy Portfolio	$21,785	$25,737	(15)%
U.S.	15,908	19,265	(17)%
Non-U.S.	5,877	6,472	(9)%

Total Revenues	$48,194	$48,300	—%
U.S.	33,279	34,105	(2)%
Non-U.S.(c)	14,915	14,195	5%
(a)    Includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues, including royalties received from Merck on Winrevair*.
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

•U.S. revenues increased 10% in 2025, primarily due to higher demand and higher average net selling prices.

•International revenues increased 5% in 2025, primarily due to higher demand for additional indication launches and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 4%.

Opdivo Qvantig (nivolumab and hyaluronidase-nvhy) — a subcutaneously administered PD-1 inhibitor indicated for most previously approved adult, solid tumor Opdivo indications as monotherapy, monotherapy maintenance following completion of Opdivo plus Yervoy combination therapy, or in combination with chemotherapy or cabozantinib. Opdivo Qvantig was launched in the U.S. and Puerto Rico in January 2025. Additionally, in May 2025, the product was approved by the EC.

Orencia (abatacept) — a fusion protein indicated for (i) the treatment of adult patients with moderately to severely active RA, (ii) the treatment of patients 2 years of age and older with moderately to severely active polyarticular JIA, (iii) the treatment of patients 2 years of age and older with active PsA and (iv) the prophylaxis of aGVHD, in combination with a calcineurin inhibitor and methotrexate in certain adult and pediatric patients.

•U.S. revenues decreased 1% in 2025, primarily due to lower average net selling prices, partially offset by higher demand.

•International revenues increased 6% in 2025, primarily due to higher demand and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 5%.

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

•U.S. revenues increased 14% in 2025, primarily due to higher demand and higher average net selling prices.

•International revenues increased 15% in 2025, primarily due to higher demand and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues increased 14%.

•BMS is not aware of a Yervoy biosimilar on the market in the U.S., EU, or Japan.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in (i) adult patients with transfusion dependent and non-transfusion dependent beta thalassemia who require regular red blood cell transfusions, (ii) adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require red blood cell transfusions, as well as (iii) adult patients without previous erythropoiesis stimulating agent use (ESA-naïve) with very low- to intermediate-risk MDS who may require regular red blood cell transfusions, regardless of RS status. Reblozyl is the subject of a global licensing agreement pursuant to which we pay tiered royalties to Merck ranging from 20% to 24% of net sales, which are included in Cost of products sold. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

•U.S. revenues increased 31% in 2025, primarily due to higher demand.

•International revenues increased 33% in 2025, primarily due to higher demand and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased 30%.

Breyanzi (lisocabtagene maraleucel) — a CD19-directed genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory LBCL after one or more lines of systemic therapy, including DLBCL not otherwise specified, high-grade B-cell lymphoma, primary mediastinal LBCL, grade 3B FL and relapsed or refractory FL after at least two prior lines of systemic therapy, relapsed or refractory CLL or SLL; relapsed or refractory MCL in patients who have received at least two prior lines of systemic therapy, including a Bruton tyrosine kinase inhibitor and a B-cell lymphoma 2 inhibitor; and relapsed or refractory MZL after at least two prior lines of systemic therapy.

•U.S. revenues increased 68% in 2025, primarily due to higher demand for core indications and additional indication launches.

•International revenues increased 132% in 2025, primarily due to higher demand driven by new indication launches and launches in new markets as well as foreign exchange impacts of 8%. Excluding foreign exchange impacts, revenues increased 124%.

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma.

•U.S. revenues increased 20% in 2025, primarily due to higher demand.

Camzyos (mavacamten) — an oral cardiac myosin inhibitor indicated for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms.

•U.S. revenues increased 59% in 2025, primarily due to higher demand.

•International revenues increased more than 200% in 2025, primarily due to higher demand driven by launches in new markets.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of MS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults.

•U.S. revenues decreased 3% in 2025, primarily due to lower demand.

•International revenues increased 14% in 2025, primarily due to higher demand and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 10%.

Abecma (idecabtagene vicleucel) — is a BCMA genetically modified autologous CAR-T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-cyclic ADP ribose hydrolase monoclonal antibody.

•U.S. revenues decreased 14% in 2025, primarily due to lower demand from increased competition in BCMA targeted therapies.

•International revenues increased 34% in 2025, primarily due to a one-time favorable GTN adjustment in 2025 and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 29%.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•U.S. revenues decreased 5% in 2025, primarily due to lower average net selling prices, partially offset by higher demand.

•International revenues increased 99% in 2025, primarily due to higher demand and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased 95%.

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

•U.S. revenues increased 63% in 2025, primarily due to higher demand.

Cobenfy (xanomeline and trospium chloride) – an oral combination of xanomeline, a M1/M4 muscarinic agonist, and trospium chloride, a peripheral muscarinic antagonist, indicated for the treatment of schizophrenia in adults. Cobenfy was approved by the FDA in September 2024 and launched in the U.S. in October 2024 and Puerto Rico in January 2025.

Other growth products — includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues.

Legacy Portfolio

Eliquis (apixaban) — an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 6% in 2025, primarily due to higher demand.

•International revenues increased 14% in 2025, primarily due to higher demand and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 9%.

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

•U.S. revenues decreased 49% in 2025, primarily due to lower demand driven by generic erosion and lower average net selling prices. Lower average net selling prices were impacted by the redesign of the Medicare Part D program and government channel mix during 2025.

•International revenues decreased 46% in 2025, primarily due to lower demand driven by generic erosion.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. As of January 31, 2026, these licenses are no longer volume-limited. In the EU and Japan, generic lenalidomide products have entered the market.

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

•U.S. revenues decreased 13% in 2025, primarily due to lower average net selling prices, mainly driven by the redesign of the Medicare Part D program.

•International revenues decreased 54% in 2025, primarily due to lower demand driven by generic erosion.

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

•U.S. revenues decreased 70% in 2025, primarily due to lower demand driven by generic erosion.

•International revenues decreased 36% in 2025, primarily due to lower demand driven by generic erosion and foreign exchange impacts of (1)%. Excluding foreign exchange impact, revenues decreased 35%.

•In the U.S. (September 2024), EU and Japan, generic dasatinib products have entered the market.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 78% in 2025, primarily due to lower demand driven by generic erosion.

Other legacy products — includes other mature brands.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under “—SEC Consent Order”, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of December 31, 2025, for our U.S. distribution channels, and September 30, 2025, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 87% of total gross sales of U.S. products for the year ended December 31, 2025. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2025 is not available prior to the filing of this 2025 Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Year Ended December 31,
Dollar in Millions	2025	2024	% Change
Cost of products sold (a)	$13,936	$13,968	—%
Selling, general and administrative	7,267	8,414	(14)%
Research and development	9,951	11,159	(11)%
Acquired IPRD	3,721	13,373	(72)%
Amortization of acquired intangible assets	3,317	8,872	(63)%
Other (income)/expense, net	674	893	(24)%
Total Expenses	$38,866	$56,679	(31)%
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

Cost of products sold was relatively flat, reflecting lower intangible asset impairment charges ($1.3 billion), offset by higher alliance profit sharing and product mix.

Selling, general and administrative

Selling, general and administrative expenses primarily include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs, advertising and product promotion costs, as well as proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, and other appropriate costs. Expenses are managed through regional commercialization organizations or global enabling functions such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements.

Selling, general and administrative expenses decreased by $1.1 billion or 14%, primarily due to cost savings from the Company's ongoing strategic productivity initiative and lower acquisition-related cash settlements of unvested stock awards, partially offset by higher investments in new product launches.

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

Research and development expense decreased by $1.2 billion or 11%, primarily due to lower IPRD impairment charges, cost savings from the Company's ongoing strategic productivity initiative and lower acquisition-related cash settlements of unvested stock awards.

Acquired IPRD

Acquired IPRD expenses are comprised of upfront payments, contingent milestone payments in connection with asset acquisitions or in-license arrangements of third-party intellectual property rights, as well as any upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval. Acquired IPRD charges are detailed in the table below.

	Year Ended December 31,
Dollars in millions	2025	2024
Karuna asset acquisition (Note 4)	$—	$12,122
BioNTech upfront fee (Note 3)	1,500	—
Orbital asset acquisition (Note 4)	1,379	—
Philochem upfront fee (Note 4)	350	—
SystImmune upfront fee and milestone (Note 3)	250	800
BioArctic upfront fee (Note 4)	100	—
Evotec designation and opt-in license fees	113	170
RayzeBio rights buy-out	—	92
Prothena opt-in license fee	—	80
Other	29	109
Acquired IPRD	$3,721	$13,373

Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $5.6 billion or 63% primarily due to the lower amortization expense related to Revlimid. The Revlimid acquired marketed product right was fully amortized in the fourth quarter of 2024. Additionally, the Pomalyst acquired marketed product right was fully amortized in the fourth quarter of 2025.

Other (income)/expense, net

Other (income)/expense, net changed by $219 million as discussed below.

	Year Ended December 31,
Dollars in millions	2025	2024
Interest expense	$1,891	$1,947
Royalty income - divestitures	(1,129)	(1,104)
Royalty and licensing income	(1,093)	(736)
Investment income	(586)	(478)
Provision for restructuring	563	635
Litigation and other settlements	434	84
Loss on debt redemption	356	—
Contingent consideration	351	—
Equity investment (gains)/losses, net	(280)	(16)
Integration expenses	147	284
Acquisition expense	9	50
Other	11	227
Other (income)/expense, net	$674	$893

•As part of its diabetes termination agreement with AstraZeneca, BMS received royalty payments based on net sales, which terminated as of December 31, 2025.
•Royalties and licensing income in 2025 includes (i) $85 million of income recognized in connection with the out-license of five early-stage immunology assets to a company that was newly-formed with Bain Capital Life Sciences and (ii) $170 million of income related to the amendment of a pre-existing out-licensing arrangement, which effectively terminates future royalties BMS would have been entitled to earn on international sales. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.
•Investment income increased in 2025 due to higher cash balances.
•Provision for restructuring includes exit and other costs primarily related to certain restructuring activities including plans discussed further in “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring.”
•Litigation and other settlements includes amounts related to a pricing, sales and promotional practices dispute and a securities litigation matter in 2025. Refer to "Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies" for more information.
•Loss on debt redemption resulted from the early redemption of $8.7 billion long-term debt obligations in 2025. Refer to "Item 8. Financial Statements and Supplementary Data—Note 10. Financing Arrangements" for more information.
•Contingent consideration in 2025 reflects the change in fair value of the contingent value rights associated with the Mirati acquisition. Refer to "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Equity investments generated higher gains in 2025, primarily driven by fair value adjustments for investments that have readily determinable fair value. Refer to "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" for more information.
•Integration expenses include initiatives to realize expected cost synergies from acquisitions. Refer to "Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring" for more information.
•Other in 2024 includes pension settlement charges of $119 million, related to the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income pension plan.

Income Taxes

	Year Ended December 31,
Dollars in millions	2025	2024
Earnings/(Loss) before income taxes	$9,328	$(8,379)
Income tax provision	2,272	554
Effective tax rate	24.4%	(6.6)%

Impact of specified items	(5.6)%	63.4%
Effective tax rate excluding specified items	18.8%	56.8%

In July 2025, the U.S. enacted into law new tax legislation, the OBBBA, which among other measures, makes permanent many provisions of the TCJA and modifies certain rules, including within the international tax framework. The OBBBA permits businesses to immediately deduct up to 100% of their qualifying domestic R&D expenses in the year they are incurred for tax years beginning after December 31, 2024, and allows businesses to accelerate deductions (over a one- or two-year period) of domestic R&D expenses that were deferred from 2022 to 2024. The tax impacts from the OBBBA are reflected in the Company's income tax provision for 2025 and in the tax asset and liability balances recorded as of December 31, 2025.

The effective tax rate for 2025 was primarily impacted by a $1.4 billion one-time, non-tax deductible charge for the acquisition of Orbital Therapeutics and jurisdictional earnings mix. Additionally, the effective tax rate includes the impacts of (i) the release of approximately $300 million of income tax reserves related to the lapse of statute for the U.S. federal years 2019-2020, offset by (ii) the addition of income tax reserves for certain transfer pricing ($160 million) and other matters. Excluding the impact of specified items, the effective tax rate was impacted by the aforementioned Orbital Therapeutics acquisition, jurisdictional earnings mix and reserve release for the U.S. federal years 2019-2020.

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

Refer to “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from acquisition-related equity awards, (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnerships and other investments), (x) loss on debt redemptions, and (xi) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates, as well as certain other significant tax items are also excluded such as the release of income tax reserves relating to the Celgene acquisition. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on February 5, 2026 and are incorporated herein by reference.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in millions	2025	2024

Inventory purchase price accounting adjustments	$51	$47
Intangible asset impairment	564	1,839
Site exit and other costs	127	133
Cost of products sold	742	2,019

Acquisition related charges(a)	75	372
Site exit and other costs	43	50
Selling, general and administrative	118	422

IPRD impairments	385	980
Acquisition related charges(a)	18	348
Site exit and other costs	56	49
Research and development	459	1,377

Amortization of acquired intangible assets	3,317	8,872

Interest expense	(68)	(49)
Provision for restructuring	563	635
Litigation and other settlements	432	61
Loss on debt redemption	356	—
Contingent consideration	351	—
Equity investment (gains)/losses	(283)	(18)
Integration expenses	147	284
Acquisition expenses	9	50
Other	(18)	182
Other (income)/expense, net	1,488	1,145

Increase to earnings/(loss) before income taxes	6,124	13,835

Income taxes on items above	(732)	(2,045)
Specified tax charge/(benefit)(b)	99	(502)
Income taxes	(633)	(2,547)

Increase to net earnings/(loss) attributable to BMS	$5,491	$11,288
(a)    Includes cash settlement of unvested stock awards, and other related costs incurred in connection with the recent acquisitions.
(b)    Includes changes to tax reserves during 2025 related to certain matters under IRS audit and the release of tax reserves related to the resolution of the Celgene 2017-2019 IRS audit in 2024.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in millions, except per share data	2025	2024
Net earnings/(loss) attributable to BMS
GAAP	$7,054	$(8,948)
Specified Items	5,491	11,288
Non-GAAP	$12,545	$2,340

Weighted-average common shares outstanding – diluted – GAAP	2,039	2,027
Incremental shares attributable to share-based compensation plans	—	5
Weighted-average common shares outstanding – diluted – Non-GAAP	2,039	2,032

Diluted earnings/(loss) per share attributable to BMS
GAAP	$3.46	$(4.41)
Specified items	2.69	5.56
Non-GAAP	$6.15	$1.15

Financial Position, Liquidity and Capital Resources

Our net debt position was as follows:

	December 31,
Dollars in millions	2025	2024
Cash and cash equivalents	$10,209	$10,346
Marketable debt securities – current	464	513
Marketable debt securities – non-current	396	320
Total cash, cash equivalents and marketable debt securities	11,069	11,179
Short-term debt obligations	(2,261)	(2,046)
Long-term debt	(42,850)	(47,603)
Net debt position	$(34,043)	$(38,470)

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

We believe that our existing cash, cash equivalents and marketable debt securities together with our ability to generate cash from operations and our access to short-term and long-term borrowings are sufficient to satisfy our existing and anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, and debt maturities of approximately $8.9 billion through 2030, as well as any debt repurchases through redemptions or tender offers. During 2025, our net debt position decreased by $4.4 billion, primarily driven by cash provided by operations of $14.2 billion, partially offset by dividend payments of $5.0 billion and payments for recent acquisitions, collaborations and milestones of $3.9 billion.

In November 2025, BMS Ireland Capital Funding Designated Activity Company, a wholly-owned subsidiary of Bristol-Myers Squibb, completed a registered public offering of €5.0 billion in aggregate principal amount of euro-denominated senior unsecured notes ("2025 Senior Unsecured Notes"), with proceeds, net of loan issuance costs, of $5.7 billion. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Bristol-Myers Squibb. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. Financing Arrangements” for additional information.

In November and December 2025, we repurchased certain debt obligations of $8.7 billion in aggregate principal amount for $9.1 billion of cash in a series of tender offers and "make whole" redemptions. In connection with these transactions, a $356 million loss on debt redemption was recognized based on the carrying value of the debt, which was included in Other (income)/expense, net.

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

Repayment of notes at maturity aggregated approximately $1.9 billion in 2025 and $2.9 billion in 2024.

We have a share repurchase program, authorized by our Board of Directors, allowing for repurchases of BMS common stock shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares nor does it have a specific expiration date and may be suspended or discontinued at any time. The remaining share repurchase capacity under the BMS share repurchase program was $5.0 billion as of December 31, 2025. There were no share repurchases in 2025. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Equity” for additional information.

Dividend payments were $5.0 billion in 2025 and $4.9 billion in 2024. Dividend paid per common share was $0.62 during each quarter of 2025. Dividends are authorized on a quarterly basis by our Board of Directors.

As of December 31, 2025, we had a five-year $5.0 billion revolving credit facility expiring in January 2030, extendable annually by one year with the consent of the lenders. In January 2026, we extended the credit facility to January 2031. In February 2024, BMS entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of December 31, 2025 or 2024.

Under our commercial paper program, we may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance. The maximum issuance amount was reduced from $7.0 billion as of December 31, 2024 to $5.0 billion in January 2025. During 2024, we issued and repaid $3.0 billion of commercial paper under the program.

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

Capital Expenditures

Annual capital expenditures were approximately $1.3 billion in 2025, $1.2 billion in 2024 and $1.1 billion in 2023 and are expected to be approximately $1.3 billion in 2026. We continue to make capital expenditures in connection with the expansion of our cell therapy and other manufacturing capabilities, research and development and other facility-related activities. Over the next three years we plan to make certain investments to improve and enable additional U.S. domestic manufacturing capabilities, a portion of which will include capital expenditures.

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

We are committed to an aggregate $18.3 billion of potential contingent future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $9.6 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $8.7 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $21.5 billion that we would be obligated to pay upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information.

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

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in millions	2025	2024
Cash flow provided by/(used in):
Operating activities	$14,156	$15,190
Investing activities	(4,132)	(21,352)
Financing activities	(10,348)	5,127

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

The $1.0 billion decrease in cash flow provided by operating activities compared to 2024 was primarily driven by higher GTN payments, partially offset by lower expenses due to the ongoing strategic productivity initiative and lower acquisition-related expenses, including the cash settlement of unvested stock awards.

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

The $17.2 billion change in cash flow used in investing activities compared to 2024 was due to higher acquisition-related payments of $17.9 billion in 2024, partially offset by lower net proceeds from marketable debt securities and equity investments of $566 million in 2025.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings, as well as proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $15.5 billion change in cash provided by/(used in) financing activities compared to 2024 was primarily due to the issuance of long-term debt in 2024 to partially fund the acquisitions of RayzeBio and Karuna and the repurchases of debt in 2025, partially offset by new debt issuances in 2025. Refer to “Item 8. Financial Statements and Supplementary Data —Note 10. Financing Arrangements” for more information.

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

We maintain DSAs with our U.S. pharmaceutical wholesalers and specialty distributors, which account for approximately 97% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 87% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

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

Rebates and discounts are offered to managed healthcare organizations in the U.S. managing prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit. As a result of the redesign of the U.S. Medicare Part D program, beginning in 2025, we paid 10% of costs up to a $2,000 cap for out-of-pocket costs for Medicare beneficiaries and 20% of costs after that cap was reached. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

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

Impairment and Amortization of Long-lived Assets, including Goodwill and Other Intangible Assets

Long-lived assets include intangible assets and property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or at least annually for Goodwill and IPRD. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include changes in competitive landscape, earlier than expected loss of market exclusivity, pricing reductions, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval for initial or follow on indications and unanticipated development costs, inability to achieve expected synergies resulting from cost savings and avoidance, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. If the carrying value of long-lived assets exceeds its fair value, then the asset is written-down to its fair value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The estimated useful lives of long-lived assets are subjective and require significant judgment regarding patent lives, future plans and external market factors. Long-lived assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of depreciation or amortization. Intangible asset impairment charges included in Cost of products sold, Research and development, and Other (income)/expense, net were $949 million in 2025, $2.9 billion in 2024 and $136 million in 2023. Refer to “Item 8. Financial Statements and Supplementary Data—Note 15. Goodwill and Other Intangible Assets” for further discussion and analysis of these impairment charges.

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $8.9 billion at December 31, 2025 (net of valuation allowance of $960 million) and $8.4 billion at December 31, 2024 (net of valuation allowance of $929 million).

The U.S. federal net operating loss carryforwards were $1.3 billion at December 31, 2025. These carryforwards were acquired as a result of certain acquisitions and while they generally have unlimited lives, they are subject to limitations under Section 382 of the Internal Revenue Code. Foreign and state net operating loss carryforwards begin expiring in varying years starting in 2026 (certain amounts have unlimited lives).

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

	NTRK Solid Tumors	November 2025
Announced that Japan’s Ministry of Health, Labour and Welfare approved the supplemental Japanese New Drug Application for Augtyro for the treatment of NTRK fusion-positive, advanced or recurrent solid tumors. This approval is based on the results from the global Phase I/II TRIDENT-1 study and Japan Phase I/II CARE pediatric study.

Breyanzi	FL	March 2025
Announced EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory FL after two or more lines of systemic therapy. This approval is based on results from the global, Phase II TRANSCEND FL study, the largest clinical trial to date to evaluate a CAR-T cell therapy in patients with relapsed or refractory indolent NHL, including FL.

	MCL	November 2025
Announced EC approval for Breyanzi for the treatment of adult patients with relapsed or refractory MCL after at least two lines of systemic therapy including a Bruton's tyrosine kinase (BTK) inhibitor. This approval is based on results from the MCL cohort of TRANSCEND NHL 001, in which Breyanzi demonstrated a high overall response rate of 82.7% and complete response rate of 71.6%, the study's primary and key secondary endpoints, respectively.

	MZL	December 2025
Announced FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory MZL who have received at least two prior lines of systemic therapy. This approval of Breyanzi is based on results from the MZL cohort in the Phase II TRANSCEND FL study.

	MCL & MZL	July 2025
The supplemental Japanese New Drug Application for Breyanzi was submitted to Japan's Pharmaceuticals and Medical Devices Agency for the treatment of both relapsed or refractory MCL and relapsed or refractory MZL. This submission is based on Cohort 4 of the Phase II TRANSCEND FL study and the MCL cohort of the Phase I TRANSCEND NHL study.

Product	Indication	Date	Developments

Camzyos	nHCM	April 2025
Announced that the Phase III ODYSSEY-HCM trial evaluating Camzyos for the treatment of adult patients with symptomatic New York Heart Association class II-III nHCM did not meet its dual primary endpoints.

	oHCM	January 2026
Announced positive topline results from SCOUT-HCM, a Phase III trial evaluating Camzyos in the first study of a cardiac myosin inhibitor (CMI) in adolescents (ages 12 years to <18 years) with symptomatic oHCM. The trial met its primary endpoint, demonstrating a statistically significant reduction from baseline in Valsalva left ventricular outflow tract (LVOT) gradient at Week 28 versus placebo, indicating Camzyos was effective in improving LVOT obstruction. Statistical significance was also met for multiple secondary endpoints, including those for clinically meaningful aspects of the disease. Safety results in the trial were consistent with the established safety profile of Camzyos in adults, and no new safety signals were reported in this new, younger population. The study continues with active treatment and long-term extension periods.

August 2025
Presented results from COLLIGO-HCM, a global retrospective real-world data study, at the European Society of Cardiology Congress 2025. The analysis showed that Camzyos was associated with reductions in left ventricular outflow tract (LVOT) obstruction and improvements in symptom burden in a racially diverse population of patients with symptomatic oHCM treated in an international, real-world setting. The effectiveness and safety demonstrated in COLLIGO-HCM are consistent with results from randomized, controlled clinical trials and further support the growing body of evidence for Camzyos, the first and only approved cardiac myosin inhibitor, as a standard of care for New York Heart Association (NYHA) class II-III symptomatic oHCM.

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

Cobenfy	AD Psychosis	December 2025
Announced that additional patients will be enrolled in the Phase III ADEPT-2 study evaluating Cobenfy in psychosis associated with Alzheimer's Disease. As part of our commitment to upholding the highest standards in clinical research and following a thorough blinded review of the ADEPT-2 study data, we identified irregularities due to clinical trial execution at a small number of study sites. With these findings, prior to database lock, BMS made the decision to exclude patient data from those sites from the primary analysis. Following consultation and agreement with the FDA, an interim data analysis for efficacy and safety was conducted by an independent party and reviewed by the Data Monitoring Committee. Following this analysis, the DMC recommended the study continue by enrolling additional patients to the original target study population. Based on this recommendation, BMS will continue patient enrollment and advance the program as advised by the DMC. BMS remains blinded to study data.

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
Announced that Japan’s Ministry of Health Labour and Welfare granted approval of Inrebic for the treatment of myelofibrosis. This approval is based on results from the global Phase III Jakarta study, the global Phase III Jakarta-2 trial, and the Japan local Phase I/II trial (FEDR-MF-003).

Product	Indication	Date	Developments

izalontamab brengitecan	NSCLC	August 2025
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

milvexian	ACS	November 2025
Announced, in collaboration with Johnson & Johnson, the decision to stop the Phase III Librexia ACS trial evaluating the efficacy and safety of milvexian when added to the standard of care (conventional antiplatelet therapy) for patients after a recent ACS event. The decision to discontinue the trial follows a preplanned interim analysis by the Independent Data Monitoring Committee, which determined the trial is unlikely to meet the primary efficacy endpoint. No new safety concerns related to the investigational therapy were identified. The safety profile was consistent with previously reported studies of milvexian. The IDMC recommended that the other two Phase III trials, Librexia AF for patients with atrial fibrillation AF and Librexia STROKE for secondary stroke prevention, continue as planned, with topline data expected in 2026.

obexelimab	IgG4-RD	January 2026
Our partner, Zenas BioPharma, Inc., announced positive results from the Phase III INDIGO trial of obexelimab in Immunoglobulin G4-Related Disease (IgG4-RD). Obexelimab met the primary endpoint, demonstrating a highly statistically significant and clinically meaningful 56% reduction in the risk of IgG4-RD flare compared to placebo during the 52-week randomized placebo-controlled period. Obexelimab also met and demonstrated highly statistically significant activity compared to placebo on all four key secondary endpoints, which were reduction in investigator assessed IgG4-RD flare, the number of flares requiring rescue therapy, the proportion of patients achieving complete remission and the cumulative use of IgG4-RD rescue therapy. Rates of infections, including Grade 3, were lower in the obexelimab arm compared to placebo, and the incidence of injection site reactions was similar across both study arms.

Onureg	AML	November 2025
The Japanese New Drug Application was submitted to Japan's Pharmaceuticals and Medical Devices Agency for Onureg for maintenance therapy of AML after remission induction therapy. This filing was based on results from the global Phase III QUAZAR (CC-486-AML-001) study and the Japan Phase II CA055005 study.

Opdivo	cHL	December 2025
Announced that the FDA accepted and granted priority review to the sBLA for Opdivo in combination with doxorubicin, vinblastine and dacarbazine (AVD) for adult and pediatric (12 years and older) patients with previously untreated Stage III or IV classical Hodgkin Lymphoma. The FDA filing acceptance is based on the Phase III CA2098UT study. The FDA assigned a PDUFA goal date of April 8, 2026.

In addition, the EMA validated the Type II variation application for Opdivo plus doxorubicin, vinblastine and dacarbazine for adults and adolescents (12 years of age and older) with previously untreated Stage III or IV cHL. Validation confirms the submission is complete and begins the EMA's centralized review procedure.

	NSCLC	May 2025
Announced EC approval of Opdivo, in combination with platinum-based chemotherapy as neoadjuvant treatment, followed by Opdivo as monotherapy as adjuvant treatment after surgical resection for the treatment of resectable NSCLC at high risk of recurrence in adult patients whose tumors have PD-L1 expression ≥1%. This approval is based on the results from the CheckMate -77T study, in which the trial met its primary endpoint of event-free survival and showed clinically meaningful improvements in the secondary efficacy endpoints of pathologic complete response and major pathologic response.

February 2025
Announced that the final analysis of overall survival from the Phase III CheckMate -816 study evaluating Opdivo in combination with platinum-doublet chemotherapy as a neoadjuvant treatment for adult patients with resectable NSCLC. The results showed a statistically significant and clinically meaningful improvement in the key secondary endpoint of overall survival compared to neoadjuvant chemotherapy alone.

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
Announced that Japan’s Ministry of Health Labour and Welfare approved Opdivo + Yervoy for the treatment of unresectable advanced or recurrent microsatellite instability-high colorectal cancer. This approval is based on the results from the Phase III CheckMate-8HW study.

April 2025
Announced FDA approval of Opdivo + Yervoy as a first-line treatment of adult and pediatric patients 12 years and older with unresectable or metastatic microsatellite instability-high or mismatch repair deficient CRC. This approval is based on the Phase III CheckMate -8HW trial. This approval, granted more than two months ahead of the June 23, 2025 PDUFA goal date, follows the FDA's prior decision to grant the application Breakthrough Therapy Designation and Priority Review status.

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

Reblozyl	MF-Associated Anemia	July 2025
Announced that the Phase III INDEPENDENCE trial evaluating Reblozyl with concomitant janus kinase inhibitor therapy in adult patients with myelofibrosis-associated anemia receiving red blood cell (RBC) transfusion did not meet its primary endpoint of RBC transfusion independence.

Product	Indication	Date	Developments

Sotyktu	Plaque Psoriasis	February 2025
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

Special Note Regarding Forward-Looking Statements

This 2025 Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, laws, agreements and regulations to lower drug prices, government actions relating to the imposition of new tariffs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this 2025 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe that we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this 2025 Form 10-K not to occur. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise after the date of this 2025 Form 10-K.

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

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange contracts by $428 million and $455 million as of December 31, 2025 and December 31, 2024, respectively, reducing earnings over the remaining life of the contracts.

Cross-currency swap contracts are used to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of cross-currency swap contracts by $8 million as of December 31, 2025 and increase the fair value of cross-currency swap contracts by $49 million as of December 31, 2024.

For additional information, refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We use cross-currency swap contracts designated to manage risk arising from long-term debt denominated in euros and to hedge the Company's net investment in its foreign subsidiaries. The fair values of these contracts as well as our marketable debt securities are analyzed at year-end to determine their sensitivity to interest rate changes. In this sensitivity analysis, if there was a 1% increase in short-term or long-term interest rates as of December 31, 2025 and December 31, 2024, the expected adverse impact on our earnings would not be material.

We estimate that an increase of 1% in long-term interest rates as of December 31, 2025 and December 31, 2024 would decrease the fair value of long-term debt by $3.5 billion and $3.6 billion, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data

	Year Ended December 31,
	2025	2024	2023
Net product sales	$46,756	$46,778	$43,778
Alliance and other revenues	1,438	1,522	1,228
Total Revenues	48,194	48,300	45,006

Cost of products sold(a)	13,936	13,968	10,693
Selling, general and administrative	7,267	8,414	7,772
Research and development	9,951	11,159	9,299
Acquired IPRD	3,721	13,373	913
Amortization of acquired intangible assets	3,317	8,872	9,047
Other (income)/expense, net	674	893	(1,158)
Total Expenses	38,866	56,679	36,566

Earnings/(Loss) before income taxes	9,328	(8,379)	8,440
Income tax provision	2,272	554	400
Net earnings/(loss)	7,055	(8,933)	8,040
Noncontrolling Interest	2	15	15
Net earnings/(loss) attributable to BMS	$7,054	$(8,948)	$8,025

Earnings/(Loss) per common share:
Basic	$3.47	$(4.41)	$3.88
Diluted	3.46	(4.41)	3.86
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions

	Year Ended December 31,
	2025	2024	2023
Net earnings/(loss)	$7,055	$(8,933)	$8,040
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(340)	374	(230)
Pension and postretirement benefits	82	90	(115)
Marketable debt securities	1	—	2
Foreign currency translation	(29)	(156)	78
Total other comprehensive income/(loss)	(286)	308	(265)

Comprehensive income/(loss)	6,769	(8,625)	7,775
Comprehensive income/(loss) attributable to noncontrolling interest	2	15	15
Comprehensive income/(loss) attributable to BMS	$6,767	$(8,640)	$7,760
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions, except share and per share data

	December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$10,209	$10,346
Marketable debt securities	464	513
Receivables	11,414	10,747
Inventories	2,690	2,557
Other current assets	4,613	5,617
Total Current assets	29,390	29,780
Property, plant and equipment	7,543	7,136
Goodwill	21,754	21,719
Other intangible assets	19,103	23,307
Deferred income taxes	5,378	4,236
Marketable debt securities	396	320
Other non-current assets	6,474	6,105
Total Assets	$90,038	$92,603

LIABILITIES
Current liabilities:
Short-term debt obligations	$2,261	$2,046
Accounts payable	3,575	3,602
Other current liabilities	17,581	18,126
Total Current liabilities	23,417	23,774
Deferred income taxes	222	369
Long-term debt	42,850	47,603
Other non-current liabilities	5,043	4,469
Total Liabilities	71,533	76,215

Commitments and Contingencies (Note 20)

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 2,510 in 2025 and 2,868 in 2024, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.9 billion issued in 2025 and 2024	292	292
Capital in excess of par value of stock	46,387	46,024
Accumulated other comprehensive loss	(1,524)	(1,238)
Retained earnings	16,896	14,912
Less cost of treasury stock — 887 million common shares in 2025 and 894 million common shares in 2024	(43,579)	(43,655)
Total BMS Shareholders’ Equity	18,473	16,335
Noncontrolling interest	33	53
Total Equity	18,506	16,388
Total Liabilities and Equity	$90,038	$92,603
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net earnings/(loss)	$7,055	$(8,933)	$8,040
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	4,011	9,600	9,760
Deferred income taxes	(965)	(2,089)	(3,288)
Stock-based compensation	553	507	518
Impairment charges	1,098	2,963	255
Divestiture gains and royalties	(1,165)	(1,119)	(884)
Acquired IPRD	3,721	13,373	913
Equity investment (gains)/losses, net	(280)	(16)	160
Contingent consideration fair value adjustments	351	—	—
Other adjustments	232	94	300
Changes in operating assets and liabilities:
Receivables	(295)	264	(995)
Inventories	(184)	(486)	(751)
Accounts payable	(2)	184	198
Rebates and discounts	(441)	1,484	904
Income taxes payable	(4)	(1,260)	(603)
Other	471	624	(667)
Net cash provided by operating activities	14,156	15,190	13,860
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	1,975	1,122	733
Purchase of marketable debt securities	(2,000)	(769)	(1,774)
Proceeds from sales of equity investments	77	265	215
Capital expenditures	(1,311)	(1,248)	(1,209)
Divestiture and other proceeds	1,071	1,099	909
Acquisition and other payments, net of cash acquired	(3,944)	(21,821)	(1,169)
Net cash provided by/(used in) investing activities	(4,132)	(21,352)	(2,295)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt obligations	—	2,987	—
Repayments of short-term debt obligations	—	(3,000)	—
Other short-term financing obligations, net	25	99	(120)
Proceeds from issuance of long-term debt	5,740	12,883	4,455
Repayments of long-term debt	(10,940)	(2,873)	(3,879)
Repurchase of common stock	—	—	(5,155)
Dividends	(5,045)	(4,863)	(4,744)
Stock option proceeds and other, net	(128)	(106)	27
Net cash provided by/(used in) financing activities	(10,348)	5,127	(9,416)
Effect of exchange rates on cash, cash equivalents and restricted cash	195	(137)	45
Increase/(decrease) in cash, cash equivalents and restricted cash	(129)	(1,172)	2,194
Cash, cash equivalents and restricted cash at beginning of period	10,347	11,519	9,325
Cash, cash equivalents and restricted cash at end of period	$10,218	$10,347	$11,519
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

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Beginning in 2025, the financial statement line item "Marketing, Selling and Administrative" included in the 2024 Form 10-K was changed to "Selling, General and Administrative", and such nomenclature will be used by the Company going forward. No changes were made to the corresponding definition. Refer to the Summary of Abbreviated Terms at the end of this 2025 Form 10-K for definitions of capitalized terms used throughout the document.

Certain amounts in this 2025 Form 10-K may not sum due to rounding. Percentages have been calculated using unrounded amounts.

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

The following table represents the significant segment expenses regularly provided to the CEO:

	Year ended December 31,
Dollars in millions	2025	2024	2023
Research (a)	$1,341	$1,522	$1,557
Drug Development (b)	4,550	4,495	3,835
Other (c)	4,060	5,142	3,907
Research and development	$9,951	$11,159	$9,299
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

BMS holds investments in limited partnerships, which primarily invest in early-stage life sciences companies. Such limited partnership investments are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. Limited partnerships and investments in 50% or less owned companies are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained, except for instances where the fair value option is elected. Under the equity method of accounting, the proportional share of the investee's net income or losses of equity investments accounted for using the equity method are included in Other (income)/expense, net. In instances where the fair value option is elected, changes in fair value are recorded in Other (income)/expense.

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

Acquisitions

In a business combination, businesses acquired are consolidated upon obtaining control. The fair value of assets acquired and liabilities assumed are recognized at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Business acquisition costs are expensed when incurred. Contingent consideration from potential development, regulatory, approval and sales-based milestones and sales-based royalties are included in the purchase price for business combinations and excluded for asset acquisitions.

If the assets acquired do not meet the definition of a business, primarily because the inputs and processes do not significantly contribute to the ability to create outputs or substantially all of the relative fair value was allocated to a single asset, the transaction is accounted for as an asset acquisition rather than a business combination and no goodwill is recorded. In addition, in an asset acquisition, acquired in-process research and development ("IPRD") assets with no alternative future use are expensed to Acquired IPRD.

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

The Company's Acquired IPRD by type of transaction was as follows:

	Year ended December 31,
Dollars in millions	2025	2024	2023
Alliance (Note 3)	$1,750	$880	$55
Acquisitions (Note 4)	1,379	12,122	—
In-license and other arrangements (Note 4)	592	371	858
Acquired IPRD	$3,721	$13,373	$913

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred. Advertising and product promotion costs are included in Selling, general and administrative expenses and were $1.3 billion in 2025, $1.5 billion in 2024 and $1.4 billion in 2023.

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

Recently Adopted Accounting Standards

Income Taxes

In December 2023, the FASB issued amended guidance on income tax disclosures. The guidance is intended to provide additional disaggregation to the effective income tax rate reconciliation and income tax payment disclosures. The amended guidance is effective for annual periods beginning after December 15, 2024. BMS adopted the new guidance prospectively, beginning with the annual period ending December 31, 2025. Refer to " — Note 7. Income Taxes".

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Net product sales	$46,756	$46,778	$43,778
Alliance revenues	447	479	608
Other revenues	992	1,043	620
Total Revenues	$48,194	$48,300	$45,006

Net product sales represent more than 95% of total revenues for all periods presented. Products are sold principally to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics, government agencies and patients. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment, upon receipt of the product after considering when the customer obtains legal title to the product, or upon infusion for cell therapies and when BMS obtains a right of payment. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Gross revenue to the three largest pharmaceutical wholesalers in the U.S. as a percentage of U.S. gross revenues was as follows:

	Year Ended December 31,
	2025	2024	2023
McKesson Corporation	36%	34%	33%
Cencora, Inc.	29%	29%	29%
Cardinal Health, Inc.	22%	22%	23%

Wholesalers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practices in each country. Revenue is reduced from wholesaler list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns ("GTN adjustments"). In the U.S., these GTN adjustments are attributed to various commercial arrangements, managed healthcare organizations and government programs such as Medicare, Medicaid and the 340B program containing various pricing implications, such as mandatory discounts or pricing protection below wholesaler list price. In addition, non-U.S. government programs include different pricing schemes such as cost caps, volume discounts, outcome-based pricing and pricing claw-backs determined on sales of individual companies or an aggregation of companies participating in a specific market. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer, typically within one month. All other GTN adjustments, are reflected as a liability and settled through cash payments to the customer, typically within various time periods ranging from a few months to one year.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

The following table summarizes GTN adjustments:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Gross product sales	$88,085	$83,671	$73,679
GTN adjustments(a)
Charge-backs and cash discounts	(14,067)	(11,510)	(9,144)
Medicaid and Medicare rebates	(18,010)	(16,551)	(13,411)
Other rebates, returns, discounts and adjustments	(9,253)	(8,832)	(7,346)
Total GTN adjustments(b)	(41,329)	(36,893)	(29,901)
Net product sales	$46,756	$46,778	$43,778
(a)    Includes reductions of provisions for product sales made in prior periods resulting from changes in estimates of $485 million in 2025, $159 million in 2024, and $134 million in 2023.
(b)    Includes U.S. GTN adjustments of $38.0 billion in 2025, $33.6 billion in 2024 and $26.9 billion in 2023.

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

Although collaboration arrangements are unique in nature, both parties are active participants in the operating activities and are exposed to significant risks and rewards depending on the commercial success of the activities. Performance obligations inherent in these arrangements may include the transfer of certain development or commercialization rights, ongoing development and commercialization services and product supply obligations. Each arrangement is assessed to determine whether performance obligations are distinct and whether those obligations are satisfied at a point in time or over time. Contingent development and regulatory milestones that are no longer constrained are recognized in a similar manner on a prospective basis. Royalties and profit sharing are recognized when the underlying sales and profits occur and are included in Alliance and other revenues. Refer to “—Note 3. Alliances” for further information.

The following table summarizes the disaggregation of revenue by product and region:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Growth Portfolio
Opdivo	$10,049	$9,304	$9,009
Opdivo Qvantig	238	—	—
Orencia	3,705	3,682	3,601
Yervoy	2,900	2,530	2,238
Reblozyl	2,327	1,773	1,008
Breyanzi	1,358	747	364
Opdualag	1,185	928	627
Camzyos	1,068	602	231
Zeposia	577	566	434
Abecma	427	406	472
Sotyktu	291	246	170
Krazati	205	126	—
Cobenfy	155	10	—
Other Growth products(a)	1,924	1,643	1,212
Total Growth Portfolio	26,409	22,563	19,366
Legacy Portfolio
Eliquis	14,443	13,333	12,206
Revlimid	2,951	5,773	6,097
Pomalyst/Imnovid	2,733	3,545	3,441
Sprycel	493	1,286	1,930
Abraxane	368	875	1,004
Other Legacy products(b)	798	925	962
Total Legacy Portfolio	21,785	25,737	25,640
Total Revenues	$48,194	$48,300	$45,006

United States	$33,279	$34,105	$31,210
International	13,828	13,199	13,097
Other(c)	1,087	996	699
Total Revenues	$48,194	$48,300	$45,006
(a)    Includes Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues, including royalties received from Merck on Winrevair*.
(b)    Includes other mature brands.
(c)    Other revenues include alliance-related revenues for products not sold by BMS's regional commercial organizations, including royalties received from Merck on Winrevair*.

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized under ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material in 2025, 2024 and 2023. Revenue recognized from performance obligations satisfied in prior periods was $1.3 billion in 2025, $797 million in 2024, and $462 million in 2023 consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties from out-licensing arrangements.

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
•Cost reimbursements between the parties are recognized as incurred and included in Cost of products sold; Selling, general and administrative expenses; or Research and development expenses, based on the underlying nature of the related activities subject to reimbursement.
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
•Royalties and contingent sales based milestones payable to BMS by license partners are presented in Alliance revenues.
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

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Revenues from alliances:
Net product sales	$14,588	$13,587	$12,543
Alliance revenues	447	479	608
Total alliance revenues	$15,035	$14,066	$13,151

Payments to/(from) alliance partners:
Cost of products sold	$7,181	$6,597	$6,067
Selling, general and administrative	(267)	(295)	(263)
Research and development	318	237	137
Acquired IPRD	1,750	880	55
Other (income)/expense, net	(23)	(137)	(49)

	December 31,
Dollars in millions	2025	2024
Selected alliance balance sheet information:
Receivables – from alliance partners	$198	$221
Accounts payable – to alliance partners	1,684	1,578
Deferred income from alliances(a)	175	222
(a)    Includes unamortized upfront and milestone payments.

Specific information pertaining to significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the statements of earnings classification of and amounts attributable to payments between the parties. Significant developments and updates related to alliances during the years ended December 31, 2025 and 2024 are set forth below.

BioNTech

In June 2025, BMS and BioNTech entered into a global strategic collaboration for the co-development and co-commercialization of pumitamig (BNT327/BMS986545), a bispecific antibody targeting PD-L1 and VEGF-A, which is currently being evaluated in several indications, including in CRC, ES-SCLC, NSCLC and TNBC. The companies will jointly develop and commercialize pumitamig as monotherapy and in combination with other assets. Both companies also have the right to independently develop pumitamig in further indications and combinations, including combinations of pumitamig with proprietary pipeline assets. Subject to certain exceptions, BMS and BioNTech will share equally in global profits and losses.

BMS made an upfront payment to BioNTech of $1.5 billion, which was recorded as Acquired IPRD during 2025. BioNTech will also receive $2.0 billion in aggregate of anniversary payments, which will be payable beginning in 2026 through 2028, provided that there is no prior termination of the agreement by BMS, and up to $7.6 billion of contingent development, regulatory and sales-based milestones.

SystImmune

BMS and SystImmune, Inc. ("SystImmune") are parties to a global strategic collaboration for the co-development and co-commercialization of izalontamab brengitecan (iza-bren or BL-B01D1), a bispecific topoisomerase inhibitor-based antibody drug conjugate, which is currently being evaluated in metastatic or unresectable NSCLC, breast cancer and other tumor types. BMS paid an upfront fee of $800 million, which was included in Acquired IPRD during 2024. BMS is also obligated to pay up to $7.6 billion upon the achievement of contingent development, regulatory and sales-based milestones. In 2025, BMS recorded a $250 million charge as Acquired IPRD following the achievement of a development milestone under the arrangement.

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Revenues from Pfizer alliance:
Net product sales	$14,328	$13,187	$12,006
Alliance revenues	115	146	200
Total revenues	$14,443	$13,333	$12,206

Payments to/(from) Pfizer:
Cost of products sold – profit sharing	$6,980	$6,419	$5,833
Other (income)/expense, net – amortization of deferred income	(42)	(42)	(42)

Selected alliance balance sheet information:	December 31,
Dollars in millions	2025	2024
Receivables	$176	$189
Accounts payable	1,599	1,463
Deferred income	95	137

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Net product sales	$178	$158	$180
Alliance revenues	331	333	408
Total Revenues	$510	$491	$588

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo and Opdivo Qvantig worldwide except in Japan, South Korea and Taiwan. Ono is entitled to receive royalties of 4% in North America and 15% in all territories excluding the three countries listed above, subject to customary adjustments. Ono also receives royalties on the nivolumab component of Opdualag consistent with the terms previously stated for Opdivo.

Janssen

BMS and Janssen jointly develop milvexian, an investigational oral, highly selective factor XIa inhibitor being studied for the prevention of major thrombotic conditions. Both parties share global development costs equally. Following regulatory approval, BMS and Janssen will jointly commercialize the product under the arrangement and share global profits and losses equally.

The co-exclusive license rights granted to Janssen in exchange for an upfront payment and potential milestone payments were recorded to Deferred income and are being amortized in Other (income)/expense, net over the expected period of BMS's co-promotion obligation through the market exclusivity period. Both parties assumed certain obligations to actively participate in joint operating committees and have joint responsibilities for the research, development, sales and marketing activities of the alliance using resources in their own infrastructures.

Research and development expenses included payments to Janssen of $277 million in 2025, $274 million in 2024 and $177 million in 2023.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Orbital Therapeutics

In December 2025, BMS completed the acquisition of Orbital Therapeutics, a biotechnology company pioneering a new generation of RNA medicines that reprogram the immune system in vivo, in an all-cash transaction for total consideration of $1.7 billion, or $1.5 billion net of cash acquired. The acquisition provided BMS with full rights to OTX-201, a preclinical in vivo CAR T-cell therapy currently being studied in autoimmune disease. The transaction was accounted for as an asset acquisition as Orbital Therapeutics did not meet the definition of a business, which requires inputs and processes that significantly contribute to the ability to create outputs. As a result, $1.4 billion was expensed as Acquired IPRD during 2025 and the net assets acquired were not material. Additionally, cash-settled unvested equity awards of $55 million and $13 million were expensed as Selling, general and administrative and Research and development, respectively.

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

BMS acquired all of the issued and outstanding shares of Karuna's common stock for $330.00 per share in an all-cash transaction for total consideration of $14.0 billion, or $12.9 billion net of cash acquired. The acquisition was funded primarily with debt proceeds (see "—Note 10. Financing Arrangements" for further detail). The transaction was accounted for as an asset acquisition since Cobenfy represented substantially all of the fair value of the gross assets acquired. As a result, $12.1 billion was expensed to Acquired IPRD during 2024. The following summarizes the total consideration transferred and allocated:

Dollars in millions
Cash consideration for outstanding shares	$12,606
Cash consideration for equity awards	1,421
Consideration paid	14,027
Less: Charge for unvested stock awards(a)	(289)
Transaction costs	55
Total consideration allocated	$13,793
(a)     Includes cash-settled unvested equity awards of $130 million expensed in Selling, general and administrative and $159 million expensed in Research and development during 2024.

RayzeBio

On February 26, 2024, BMS acquired RayzeBio, a clinical-stage radiopharmaceutical therapeutics ("RPT") company with actinium-based RPTs for solid tumors. The acquisition provided BMS with rights to RayzeBio’s actinium-based radiopharmaceutical platform and lead asset, RYZ101, which is in development for treatment of gastroenteropancreatic neuroendocrine tumors.

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
(a)    Includes cash settlement for unvested equity awards of $159 million expensed in Selling, general and administrative and $115 million expensed in Research and development during 2024.

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The majority of the purchase price was allocated to indefinite-lived IPRD and R&D technology.

Mirati

On January 23, 2024, BMS acquired Mirati, a commercial stage targeted oncology company, obtaining the rights to commercialize lung cancer medicine Krazati, and to further develop several clinical assets, including navlimetostat (PRMT5 Inhibitor). Krazati,a KRASG12C inhibitor, is FDA and EMA approved for second-line NSCLC and in clinical development with a PD-1 inhibitor for first-line NSCLC. It is also FDA approved for advanced or metastatic KRASG12C mutated colorectal cancer with cetuximab. In addition, navlimetostat is a potential first-in-class MTA-cooperative PRMT5 inhibitor.

BMS acquired all of the issued and outstanding shares of Mirati's common stock for $58.00 per share in an all-cash transaction for a total consideration of $4.8 billion or $4.1 billion, net of cash acquired. Mirati stockholders also received one non-tradeable CVR for each share of Mirati common stock held, potentially worth $12.00 per share in cash for a total value of approximately $1.0 billion. The payout of the contingent value right is subject to the FDA acceptance of an NDA for navlimetostat for the treatment of specific indications within seven years of the closing of the transaction. The acquisition was funded through a combination of cash on hand and debt proceeds (see "—Note 10. Financing Arrangements" for further detail).

Total consideration for the acquisition consisted of the following:

Dollars in millions
Cash consideration for outstanding shares	$4,596
Cash consideration for equity awards	205
Consideration paid	4,801
Plus: Fair value of CVRs	248
Less: unvested stock awards(a)	(114)
Total consideration allocated	$4,935
(a)    Includes cash settlement of unvested equity awards of $60 million expensed in Selling, general and administrative and $54 million expensed in Research and development during 2024.

The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The majority of the purchase price was allocated to a definite-lived Acquired marketed product right (Krazati) and indefinite-lived IPRD assets.

The results of operations and cash flows for Orbital Therapeutics, 2seventy bio, Karuna, RayzeBio and Mirati were included in the consolidated financial statements commencing on their respective acquisition dates and were not material. Historical financial results of the acquired entities were not significant.

Divestitures

The following table summarizes the financial impact of divestitures including royalty income, which is included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Net Proceeds			Divestiture (Gains)/Losses			Royalty Income
Dollars in millions	2025	2024	2023	2025	2024	2023	2025	2024	2023
Diabetes business - royalties	$1,125	$1,051	$846	$—	$—	$—	$(1,121)	$(1,097)	$(862)
Mature products and other	14	5	12	1	15	—	(8)	(7)	—
Total	$1,139	$1,056	$858	$1	$15	$—	$(1,129)	$(1,104)	$(862)

Diabetes Business

As part of its diabetes termination agreement with AstraZeneca, BMS received royalty payments based on net sales, which amounted to 14% or $1.2 billion in 2025 and 15% or $1.2 billion and $960 million in 2024 and 2023, respectively. Royalty payments under this agreement terminated as of December 31, 2025.

In 2015 and 2017, BMS transferred a percentage of its future royalty rights on Amylin, Onglyza* and Farxiga* net product sales to third parties. As a result of these transfers, the royalty income associated with these products was reduced by $88 million in 2025, $96 million in 2024, and $98 million in 2023.

Licensing and Other Arrangements

Royalty and Licensing Income

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Keytruda* royalties	$(588)	$(546)	$(1,186)
Tecentriq* royalties	(47)	(47)	(107)
Contingent milestone income	(40)	(74)	(91)
Amortization of deferred income	(48)	(48)	(51)
Other royalties and licensing income(a)	(370)	(21)	(53)
Total	$(1,093)	$(736)	$(1,488)
(a)    Other royalties and licensing income for 2025 includes (i) $85 million of income recognized in connection with the out-license of five early-stage immunology assets to a company that was newly-formed with Bain Capital Life Sciences and (ii) $170 million of income related to the amendment of a pre-existing out-licensing arrangement, which effectively terminates future royalties BMS would have been entitled to earn on international sales.

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

In-license and other arrangements

Philochem

In August 2025, BMS obtained a global exclusive license from Philochem for OncoACP3, a radiopharmaceutical therapeutic and diagnostic agent targeting prostate cancer. BMS is responsible for the research, development, manufacturing and commercialization of OncoACP3 following the completion of specific agreed-upon development activities by Philochem.

The transaction included an upfront payment of $350 million, which was recorded as Acquired IPRD during 2025. Philochem is also eligible to receive contingent development, regulatory and sales-based milestones up to $1.0 billion and royalties on global net sales.

BioArctic

In February 2025, BMS obtained a global exclusive license from BioArctic for its PyroGlutamate-amyloid-beta antibody program, including BAN1503 and BAN2803, of which the latter includes BioArctic’s BrainTransporter technology and is being studied for the treatment of Alzheimer's Disease. BMS is responsible for development and commercialization worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. BioArctic has the option to co-commercialize in Denmark, Finland, Iceland, Norway, and Sweden. The transaction included an upfront payment of $100 million, which was recorded as Acquired IPRD during 2025. BioArctic is eligible to receive contingent development, regulatory and sales-based milestones of up to $1.3 billion, as well as royalties on global net sales.

Reblozyl and Winrevair* License Agreements

BMS and Merck are parties to a global licensing agreement pursuant to which BMS licenses Reblozyl from Merck. Under the agreement, BMS is responsible for the development and commercialization of Reblozyl. BMS pays tiered royalties to Merck ranging from 20% to 24% of net sales. Royalty expenses incurred by BMS under the agreement are recorded within Cost of products sold and amounted to $505 million in 2025, $386 million in 2024 and $208 million in 2023.

Additionally, BMS and Merck are parties to a separate global licensing agreement pursuant to which Merck licenses Winrevair*, a novel activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension, from BMS. Under the agreement, Merck is responsible for the development and commercialization of Winrevair*. BMS receives royalties from Merck equal to 22% of net sales. Royalties earned by BMS under the agreement are recorded within Other revenues and amounted to $289 million in 2025 and $107 million in 2024.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Interest expense	$1,891	$1,947	$1,166
Royalty income - divestitures (Note 4)	(1,129)	(1,104)	(862)
Royalty and licensing income (Note 4)	(1,093)	(736)	(1,488)
Investment income	(586)	(478)	(449)
Provision for restructuring (Note 6)	563	635	365
Litigation and other settlements(a)	434	84	(390)
Loss on debt redemption (Note 10)	356	—	—
Contingent consideration (Note 9)	351	—	—
Equity investment (gains)/losses, net (Note 9)	(280)	(16)	160
Integration expenses (Note 6)	147	284	242
Acquisition expense	9	50	32
Other(b)	11	227	66
Other (income)/expense, net	$674	$893	$(1,158)
(a)    In 2025, the balance reflects charges related to a pricing, sales and promotional practices dispute and a securities litigation matter. In 2023, the balance includes: (i) $384 million of income related to the settlement of claims in the CTLA-4 litigation with AstraZeneca and (ii) $400 million of income related to the change of control provision under the Nimbus TYK2 inhibitor arrangement, partially offset by (iii) $322 million of expense related to the termination and settlement of disputes with BeiGene, Ltd.
(b)    Includes pension settlement charges of $119 million in 2024 incurred in connection with the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income pension plan.

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery, (ii) enhancing our commercial operating model, and (iii) establishing a more responsive manufacturing network. In 2025, BMS expanded the scope of activities supporting these key priorities. As a result, total charges for the 2023 Restructuring Plan are expected to be approximately $2.5 billion through 2027, with $1.8 billion incurred to date. The remaining charges consist primarily of site exit costs, including impairment and accelerated depreciation of property, plant and equipment, and employee termination costs.

Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from acquisitions. For these plans, the remaining charges of approximately $90 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
2023 Restructuring Plan	$747	$603	$442
Other Acquisition Plans	179	528	335
Total charges	$926	$1,131	$777

Employee termination costs	$548	$623	$350
Other termination costs	15	12	15
Provision for restructuring	563	635	365
Integration expenses	147	284	242
Accelerated depreciation	44	76	42
Asset impairments	161	103	126
Other shutdown costs, net	12	33	2
Total charges	$926	$1,131	$777

Cost of products sold	$127	$113	$64
Selling, general and administrative	43	50	94
Research and development	56	49	12
Other (income)/expense, net	701	919	607
Total charges	$926	$1,131	$777

The following summarizes the charges and spending related to restructuring plan activities:

	Year Ended December 31,
Dollars in millions	2025	2024
Beginning balance	$297	$188
Provision for restructuring	563	635
Payments	(558)	(520)
Foreign currency translation and other	12	(6)
Ending balance	$315	$297

Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Current:
U.S.(a)	$1,699	$1,279	$2,745
Non-U.S.	1,538	1,364	943
Total current	3,237	2,643	3,688
Deferred:
U.S.(a)	(1,107)	(2,185)	(2,339)
Non-U.S.	142	96	(949)
Total deferred	(965)	(2,089)	(3,288)
Income tax provision	$2,272	$554	$400
(a)    The Company's 2025 U.S. income tax provision reflects federal current tax expense of $1.5 billion and federal deferred tax benefit of $1.0 billion as well as the impact of U.S. state taxes.

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate in 2025 was as follows:

	% of Earnings Before Income Taxes
Dollars in millions	2025
Earnings/(Loss) before income taxes:
U.S.	$(19)
Non-U.S.	9,347
Total	9,328
U.S. Federal statutory rate	1,959	21.0%
Effects of cross-border tax laws:
GILTI	228	2.4%
FDII deduction	(170)	(1.8)%
Foreign tax effects:
Switzerland
Statutory tax rate difference between Switzerland and the U.S.	(565)	(6.1)%
Canton	284	3.0%
Pillar Two	24	0.3%
Withholding Tax	87	0.9%
Other	(11)	(0.1)%
Ireland
Statutory tax rate difference between Ireland and the U.S.	(390)	(4.2)%
Pillar Two	37	0.4%
Other	2	—%
Other foreign jurisdictions	129	1.4%
U.S. Federal research-based credits	(152)	(1.6)%
Changes in valuation allowances	84	0.9%
Nondeductible R&D charges	290	3.1%
Changes in unrecognized tax benefits	146	1.6%
State and local taxes	43	0.5%
Other adjustments	247	2.7%
Income tax provision	$2,272	24.4%

U.S. Federal research-based credits includes credits both on research and development as well as orphan drug. The credits in 2025 include revised estimates upon finalization of prior year tax returns.

Nondeductible R&D charges in 2025 of $290 million primarily relates to the impact of a $1.4 billion one-time, non-tax deductible charge for the acquisition of Orbital Therapeutics.

State and local tax expense was not material in 2025.

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate in 2024 and 2023 were as follows:

	% of Earnings Before Income Taxes
Dollars in millions	2024		2023
Earnings/(Loss) before income taxes:
U.S.	$(14,893)		$2,624
Non-U.S.	6,514		5,816
Total	(8,379)		8,440
U.S. Federal statutory rate	(1,759)	21.0%	1,772	21.0%
Nondeductible R&D charges	2,538	(30.3)%	—	—%
GILTI, net of foreign derived intangible income deduction	501	(6.0)%	223	2.6%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(302)	3.6%	(850)	(10.1)%
Non-U.S. tax ruling	—	—%	(656)	(7.8)%
U.S. Federal valuation allowance	46	(0.5)%	(171)	(2.0)%
U.S. Federal, state and foreign contingent tax matters	(459)	5.5%	143	1.7%
U.S. Federal research-based credits	(291)	3.5%	(243)	(2.9)%
Charitable contributions of inventory	(36)	0.4%	(75)	(0.9)%
State and local taxes (net of valuation allowance)	(25)	0.3%	92	1.1%
Foreign and other	341	(4.1)%	165	2.0%
Income tax provision	$554	(6.6)%	$400	4.7%

Nondeductible R&D charges in 2024 of $2.5 billion primarily relates to the impact of a $12.1 billion one-time, non-tax deductible charge for the acquisition of Karuna.

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

U.S. Federal, state and foreign contingent tax matters include tax benefits related to lapse of statute and effectively settled contingent tax matters of $644 million in 2024 related to the resolution of Celgene's 2017-2019 IRS audit and $89 million in 2023.

U.S. Federal research-based credits includes credits both on research and development as well as orphan drug.

Deferred Taxes and Valuation Allowance

The components of deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in millions	2025	2024
Deferred tax assets
Foreign net operating loss and other carryforwards	$1,229	$1,521
State net operating loss and credit carryforwards	629	529
U.S. Federal capital loss, net operating loss and tax credit	557	695
Milestone payments and license fees	1,330	999
Capitalized research expenditures	4,366	3,886
Other	1,771	1,738
Total deferred tax assets	9,882	9,368
Valuation allowance	(960)	(929)
Deferred tax assets net of valuation allowance	$8,922	$8,439

Deferred tax liabilities
Acquired intangible assets	$(3,069)	$(3,781)
Goodwill and other	(698)	(791)
Total deferred tax liabilities	$(3,767)	$(4,572)

Deferred tax assets/(liabilities), net	$5,155	$3,867

Recognized as:
Deferred income taxes assets – non-current	$5,378	$4,236
Deferred income taxes liabilities – non-current	(222)	(369)
Total	$5,155	$3,867

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

The U.S. Federal net operating loss carryforwards were $1.3 billion at December 31, 2025. These carryforwards were acquired as a result of certain acquisitions and while they generally have unlimited lives, they are subject to limitations under Section 382 of the Internal Revenue Code. Foreign and state net operating loss carryforwards begin expiring in varying years starting in 2026 (certain amounts have unlimited lives).

At December 31, 2025, a valuation allowance of $960 million exists for the following items: $163 million primarily for foreign net operating loss and tax credit carryforwards, $527 million for state deferred tax assets including net operating loss and tax credit carryforwards and $270 million for U.S. Federal deferred tax assets including equity investment fair value adjustments and U.S. Federal net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Beginning balance	$929	$764	$873
Provision	231	242	(39)
Utilization	(108)	(182)	(54)
Foreign currency translation	14	(9)	(19)
Acquisitions/(dispositions)/(liquidations), net	(109)	113	—
Non-U.S. tax rate change	3	1	3
Ending balance	$960	$929	$764

Income tax payments in 2025 were as follows:

Year Ended December 31,
Dollars in millions	2025
Federal	$2,199
State	207
Foreign
Switzerland	298
Ireland	179
Other foreign	381
Income tax payments	$3,264

Income tax payments in 2024 and 2023 were $3.9 billion and $4.3 billion, respectively. Included in the income tax payments were $991 million in 2025, $799 million in 2024 and $567 million in 2023, for the transition tax following the TCJA enactment. The remaining amount payable for the transition tax is $244 million, which will be paid in 2026.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (excluding interest and penalties):

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Beginning balance	$1,428	$1,914	$1,766
Gross additions to tax positions related to current year	73	68	38
Gross additions to tax positions related to prior years(a)	269	64	145
Gross additions to tax positions assumed in acquisitions	12	113	—
Gross reductions to tax positions related to prior years	(55)	(670)	(5)
Settlements	(18)	(50)	(30)
Reductions to tax positions related to lapse of statute(b)	(239)	(3)	(4)
Cumulative translation adjustment	13	(8)	4
Ending balance	$1,483	$1,428	$1,914
(a)    Amounts in 2025 include certain transfer pricing and other matters.
(b)    Amounts in 2025 primarily relate to the lapse of statute for the U.S. federal years 2019-2020.

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,356	$1,394	$1,872
Accrued interest	536	507	434
Accrued penalties	23	19	23
Interest and penalties expense/(benefit)	209	89	110

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current income taxes payable. Interest and penalties related to unrecognized tax benefits are included in income tax expense. These amounts reflect the beneficial impacts of various tax settlements, including the settlement discussed below.

BMS is currently under examination by a number of tax authorities that proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. As previously disclosed, BMS received several notices of proposed adjustments from the IRS related to transfer pricing and other tax issues for the 2008 to 2012 tax years. BMS disagrees with the IRS’s positions and continues to work cooperatively with the IRS to resolve these issues. In 2022, BMS entered the IRS administrative appeals process to resolve these matters, and that appeals process is ongoing. Timing of the final resolution of these complex matters is uncertain and could have a material impact on BMS’s financial statements. Tax positions for these years unrelated to matters that entered the administrative appeals process are considered effectively settled. In 2025, U.S. Federal uncertain tax positions for 2019 and 2020 were released as result of a lapse of statute.

It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2025 could decrease as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that are subject to audit:

Jurisdictions	Tax Years
U.S.	2008 to 2012, 2016 to 2018, 2021 to 2025
Canada	2012 to 2025
France	2022 to 2025
Germany	2015 to 2025
Italy	2019 to 2025
Japan	2023 to 2025
UK	2017 to 2025

Note 8. EARNINGS/(LOSS) PER SHARE

	Year Ended December 31,
Amounts in millions, except per share data	2025	2024	2023
Net earnings/(loss) attributable to BMS	$7,054	$(8,948)	$8,025

Weighted-average common shares outstanding - basic	2,034	2,027	2,069
Incremental shares attributable to share-based compensation plans	5	—	9
Weighted-average common shares outstanding - diluted	2,039	2,027	2,078

Earnings/(Loss) per common share
Basic	$3.47	$(4.41)	$3.88
Diluted	3.46	(4.41)	3.86

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per share computation because of the antidilutive impact was 38 million in 2024 and was not material in 2025 or 2023.

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

Level 2 inputs utilize observable prices for similar instruments and quoted prices for identical or similar instruments in non-active markets. Additionally, certain corporate debt securities utilize a third-party matrix pricing model using significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities valued at the respective NAV of the underlying investments. Level 2 derivative instruments are valued using SOFR yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from volatility in underlying foreign currencies and underlying interest rates driven by market conditions and the duration of the contract. The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of December 31, 2025 and 2024.

Level 3 unobservable inputs are used when little or no market data is available. Level 3 financial liabilities consist of other acquisition related contingent consideration and success payments related to undeveloped product rights as well as valuations of equity investments where the Company has elected the fair value option.

There were no transfers in and/out of Level 3 during the year ended December 31, 2025 .

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2025			December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$6,891	$—	$—	$6,559	$—
Marketable debt securities
Certificates of deposit	—	350	—	—	308	—
Corporate debt securities	—	439	—	—	486	—
U.S. Treasury securities	—	71	—	—	39	—
Derivative assets	—	303	—	—	750	—
Equity investments	552	—	85	247	42	—
Derivative liabilities	—	123	—	—	247	—
Contingent consideration liability
Contingent value rights(a)	3	—	607	2	—	256
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition as further described in "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements." The fair value of the contingent value rights was estimated using a probability-weighted expected return method and was based on significant unobservable inputs, including the discount rate and estimated probability and timing of achieving the specified regulation milestone. During 2025, the change in fair value of $351 million reflected revised assumptions primarily related to the probability of achieving the specified regulatory milestone and was recorded within Other (income)/expense, net.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of December 31, 2025 and five years as of December 31, 2024.

Equity Investments

The following summarizes the carrying amount of equity investments:

	December 31,
Dollars in millions	2025	2024
Equity investments with RDFV	$552	$289
Equity investments without RDFV	806	863
Limited partnerships and other investments	738	598
Total equity investments	$2,096	$1,750

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Year ended December 31,
Dollars in millions	2025	2024	2023
Equity investments with RDFV
Net (gains)/losses recognized	$(291)	$41	$117
Less: net (gains)/losses recognized on investments sold	(4)	32	(3)
Net unrealized (gains)/losses recognized on investments still held	(287)	9	120

Equity investments without RDFV
Upward adjustments	(15)	(36)	(9)
Net realized (gains)/losses recognized on investments sold	(17)	(39)	—
Impairments and downward adjustments	89	62	14

Limited partnerships and other investments
Equity in net (income)/loss of affiliates	(47)	(44)	38

Total equity investment (gains)/losses	(280)	(16)	160

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of December 31, 2025 were $233 million and $184 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign exchange contracts, which are designated as cash flow hedges, are temporarily recorded in Accumulated other comprehensive loss ("AOCL") and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). As of December 31, 2025, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax losses of $72 million into earnings for our foreign exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.3 billion for the euro contracts and $1.1 billion for Japanese yen contracts as of December 31, 2025.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $584 million as of December 31, 2025.

In October 2025, BMS entered into forward interest rate contracts of a total notional value of €1.8 billion to hedge future interest rate risk associated with the 2025 Senior Unsecured Notes. The forward interest rate contracts were designated as cash flow hedges and terminated upon the issuance of the 2025 Senior Unsecured Notes. The gain on the transaction was not material.

Additionally in October and November 2025, BMS entered into forward interest rate contracts with a total notional value of $3.8 billion to hedge cash payments for the anticipated repurchases of long-term debt. The forward interest rate contracts were terminated upon pricing the debt redemptions in November 2025. These contracts were not designated for hedge accounting. The loss on the transaction was not material.

In January 2024, BMS entered into forward interest rate contracts of a total notional value of $5.0 billion to hedge future interest rate risk associated with the 2024 Senior Unsecured Notes. The forward interest rate contracts were designated as cash flow hedges and terminated upon the issuance of the 2024 Senior Unsecured Notes. The $131 million gain on the transaction was included in Other Comprehensive Income/(Loss) and is amortized as a reduction to interest expense over the term of the related debt. Amounts expected to be recognized during the subsequent 12 months on forward interest rate contracts are not material.

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

Net Investment Hedges

Cross-currency swap contracts of $707 million as of December 31, 2025 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $362 million and euro of $345 million as of December 31, 2025. Foreign currency forward contracts and zero-cost collar contracts are also designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. As of December 31, 2025, the notional amounts for both of these contracts were zero.

During the years ended December 31, 2025, 2024 and 2023, the amortization of gains related to the portion of our net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair values and the notional values of outstanding derivatives:

	December 31, 2025				December 31, 2024
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,074	$145	$1,542	$(64)	$6,428	$424	$43	$—
Cross-currency swap contracts	584	65	—	—	584	26	626	(30)
Designated as net investment hedges
Foreign currency exchange contracts	—	—	—	—	185	17	—	—
Cross-currency swap contracts	362	39	345	(48)	361	23	346	(7)
Designated as fair value hedges
Interest rate swap contracts	4,000	46	555	(5)	1,500	10	1,955	(20)
Not designated as hedges
Foreign currency exchange contracts	1,887	8	667	(5)	5,749	250	5,243	(173)
Total return swap contracts(c)	—	—	447	(1)	—	—	443	(17)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of (gains)/losses recognized on hedges:

	Year Ended December 31,
	2025		2024		2023
Dollars in millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(1)	$—	$11	$—	$(5)
Cross-currency swap contracts	—	(135)	—	67	—	(65)
Foreign exchange contracts	63	43	(100)	(98)	(303)	(95)
Forward interest rate contracts	—	(35)	—	(5)	—	—

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income/(loss):

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Derivatives designated as cash flow hedges
Foreign exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	$(426)	$418	$13
Reclassified to Cost of products sold	63	(100)	(303)
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	85	(54)	57
Reclassified to Other (income)/expense, net	(123)	75	(31)
Forward interest rate contract gains/(losses):
Recognized in Other comprehensive income/(loss)	—	131	—
Reclassified to Other (income)/expense, net	(28)	(5)	—
Derivatives designated as net investment hedges
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(24)	51	52
Foreign exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(113)	35	(15)
Non-derivatives designated as net investment hedges
Non-U.S. dollar borrowings gains/(losses):
Recognized in Other comprehensive income/(loss)(a)	—	—	(10)
(a) In 2023, the Company de-designated its remaining net investment hedge in debt denominated in euros of €375 million, and the amount represents the effective portion of foreign exchange loss on the remeasurement of the debt.

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

	December 31,
Dollars in millions	2025	2024
Non-U.S. short-term financing obligations	$284	$218
Current portion of Long-term debt	1,977	1,828
Short-term debt obligations	$2,261	$2,046

Under its commercial paper program, BMS may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance. The maximum issuance amount was reduced from $7.0 billion as of December 31, 2024 to $5.0 billion in January 2025. During 2024, the Company issued and repaid $3.0 billion of commercial paper under the program.

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in millions	2025	2024
Principal Value:
0.750% Notes due 2025	$—	$1,000
1.000% Euro Notes due 2025	—	598
3.875% Notes due 2025	—	229
3.200% Notes due 2026	1,220	1,750
Floating Rate Notes due 2026 (a)	500	500
4.950% Notes due 2026	—	1,000
6.800% Notes due 2026	256	256
1.125% Notes due 2027	1,000	1,000
3.250% Notes due 2027	512	512
3.450% Notes due 2027	534	534
4.900% Notes due 2027	—	1,000
3.900% Notes due 2028	544	1,500
3.400% Notes due 2029	1,427	2,400
4.900% Notes due 2029	727	1,750
1.450% Notes due 2030	1,250	1,250
2.973% Euro Notes due 2030	881	—
5.100% Notes due 2031	1,250	1,250
5.750% Notes due 2031	1,000	1,000
2.950% Notes due 2032	1,750	1,750
3.363% Euro Notes due 2033	1,351	—
5.900% Notes due 2033	750	1,000
5.200% Notes due 2034	2,500	2,500
1.750% Euro Notes due 2035	676	598
5.875% Notes due 2036	279	279
3.857% Euro Notes due 2038	1,351	—
6.125% Notes due 2038	219	219
4.125% Notes due 2039	2,000	2,000
2.350% Notes due 2040	750	750
5.700% Notes due 2040	153	153
3.250% Notes due 2042	500	500
3.550% Notes due 2042	1,250	1,250
5.250% Notes due 2043	226	226
4.500% Notes due 2044	342	342
4.625% Notes due 2044	748	748
5.500% Notes due 2044	500	500
4.289% Euro Notes due 2045	881	—
5.000% Notes due 2045	758	758
4.350% Notes due 2047	1,250	1,250
4.550% Notes due 2048	1,272	1,272
4.250% Notes due 2049	3,750	3,750
2.550% Notes due 2050	1,500	1,500
3.700% Notes due 2052	2,000	2,000
6.250% Notes due 2053	439	1,250
5.550% Notes due 2054	2,750	2,750
4.581% Euro Notes due 2055	1,410	—
3.900% Notes due 2062	1,000	1,000
6.400% Notes due 2063	371	1,250
5.650% Notes due 2064	440	1,750
6.875% Notes due 2097	56	63
Total	$44,323	$48,937
(a)    As of December 31, 2025, floating rate equals SOFR+0.49%.

	December 31,
Dollars in millions	2025	2024
Principal Value	$44,323	$48,937
Adjustments to principal value:
Fair value of interest rate swap contracts	41	(10)
Unamortized basis adjustment from swap terminations	60	71
Unamortized bond discounts and issuance costs	(347)	(390)
Unamortized purchase price adjustments of Celgene debt	751	823
Total	$44,827	$49,431

Current portion of Long-term debt	$1,977	$1,828
Long-term debt	42,850	47,603
Total	$44,827	$49,431

The fair value of Long-term debt, including the current portion, was $41.5 billion and $45.3 billion as of December 31, 2025 and 2024, respectively, valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

In November 2025, BMS Ireland Capital Funding Designated Activity Company, a wholly owned subsidiary of Bristol-Myers Squibb, completed a registered public offering of €5.0 billion in aggregate principal amount of euro-denominated senior unsecured notes ("2025 Senior Unsecured Notes"), with proceeds, net of loan issuance costs, of $5.7 billion, consisting of:

Principal Amount (in € millions)
2.973% Notes due 2030	€750
3.363% Notes due 2033	1,150
3.857% Notes due 2038	1,150
4.289% Notes due 2045	750
4.581% Notes due 2055	1,200
Total	€5,000

The Company has fully and unconditionally guaranteed all of BMS Ireland Capital Funding Designated Activity Company's obligations under the 2025 Senior Unsecured Notes on a senior unsecured basis and no other subsidiary of the Company will guarantee these obligations. BMS Ireland Capital Funding Designated Activity Company is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the 2025 Senior Unsecured Notes. The financial condition, results of operations and cash flows of BMS Ireland Capital Funding Designated Activity Company are consolidated in the financial statements of the Company. The net cash proceeds from the offering were used to fund the repurchase of certain other notes and pay fees and expenses in connection with the offering.

In November and December 2025, the Company repurchased certain debt obligations with interest rates ranging from 3.200% to 6.875% in a series of tender offers and "make whole" redemptions. The following summarizes the debt repurchase activity:

Dollars in millions	2025
Principal Amount	$8,739
Carrying Value	8,712
Debt redemption price	9,068
Loss on debt redemption(a)	356
(a)    Recorded in Other (income)/expense, net during 2025.

In 2024, BMS issued an aggregate principal amount of $13.0 billion of senior unsecured notes ("2024 Senior Unsecured Notes"), with proceeds, net of discount and loan issuance costs, of $12.9 billion. The Company used the net proceeds from this offering to partially fund the acquisitions of RayzeBio and Karuna (see "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for further information) and used the remaining net proceeds for general corporate purposes. In connection with the issuance of the 2024 Senior Unsecured Notes, the Company terminated the $10.0 billion 364-day senior unsecured delayed draw term loan facility, which was entered into in February 2024 to provide bridge financing for the RayzeBio and Karuna acquisitions.

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

Repayment of notes at maturity aggregated $1.9 billion in 2025, $2.9 billion in 2024 and $3.9 billion in 2023. Interest payments were $2.1 billion in 2025, $1.8 billion in 2024 and $1.2 billion in 2023.

The aggregate maturities of long-term debt for each of the next five years are as follows: $2.0 billion in 2026; $2.0 billion in 2027; $544 million in 2028; $2.2 billion in 2029; and $2.1 billion in 2030. Interest payments related to long-term debt for each of the next five years are as follows: $1.8 billion in 2026; $1.7 billion in 2027; $1.7 billion in 2028; $1.6 billion in 2029; and $1.6 billion in 2030.

Credit Facilities

As of December 31, 2025, BMS had a five-year $5.0 billion revolving credit facility expiring in January 2030, extendable annually by one year with the consent of the lenders. In January 2026, we extended the credit facility to January 2031. In February 2024, BMS entered into a $2.0 billion 364-day revolving credit facility, which expired in January 2025. The facilities provide for customary terms and conditions with no financial covenants and are used to provide backup liquidity for our commercial paper borrowings. No borrowings were outstanding under the revolving credit facilities as of December 31, 2025 or 2024.

Available financial guarantees provided in the form of bank overdraft facilities, stand-by letters of credit and performance bonds were $1.3 billion as of December 31, 2025. Stand-by letters of credit and guarantees are issued through financial institutions in support of various obligations, including sale of products to hospitals and foreign ministries of health, bonds for customs, and duties and VAT.

Note 11. RECEIVABLES

	December 31,
Dollars in millions	2025	2024
Trade receivables	$11,370	$9,957
Less charge-backs and cash discounts	(1,720)	(900)
Less allowance for expected credit loss	(58)	(45)
Net trade receivables	9,592	9,012
Alliance, royalties, VAT and other	1,821	1,735
Receivables	$11,414	$10,747

Non-U.S. receivables sold on a nonrecourse basis were $360 million in 2025, $477 million in 2024 and $1.0 billion in 2023. Receivables from the three largest customers in the U.S. represented 75% and 74% of total trade receivables at December 31, 2025 and 2024, respectively.

Changes to the allowance for expected credit loss, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Beginning balance	$945	$669	$697
Provision	14,089	11,551	9,158
Utilization	(13,263)	(11,272)	(9,186)
Other	7	(3)	—
Ending balance	$1,779	$945	$669

Note 12. INVENTORIES

	December 31,
Dollars in millions	2025	2024
Finished goods	$900	$1,257
Work in process	3,159	2,549
Raw and packaging materials	281	320
Total inventories	$4,340	$4,126

Inventories	$2,690	$2,557
Other non-current assets	1,650	1,569

Note 13. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in millions	2025	2024
Land	$157	$161
Buildings	7,270	6,581
Machinery, equipment and fixtures	3,790	3,818
Construction in progress	1,619	1,525
Gross property, plant and equipment	12,836	12,085
Less accumulated depreciation	(5,293)	(4,949)
Property, plant and equipment	$7,543	$7,136

United States	$4,931	$4,814
International	2,612	2,322
Total	$7,543	$7,136

Depreciation expense was $621 million in 2025, $651 million in 2024 and $611 million in 2023.

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

The following table summarizes the components of lease expense:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Operating lease cost	$293	$290	$317
Variable lease cost	90	74	79
Short-term lease cost	18	23	20
Sublease income	(60)	(35)	(11)
Total operating lease expense	$341	$352	$405

Operating lease right-of-use assets and liabilities were as follows:

	December 31,
Dollars in millions	2025	2024
Other non-current assets(a)	$1,582	$1,224

Other current liabilities	202	181
Other non-current liabilities	1,826	1,370
Total liabilities(a)	$2,028	$1,551
(a) Operating lease right-of-use assets and liabilities as of December 31, 2025 include the commencement of the San Diego lease for approximately $370 million.

Future lease payments for non-cancellable operating leases as of December 31, 2025 were as follows:

Dollars in millions
2026	$271
2027	285
2028	266
2029	265
2030	238
Thereafter	1,245
Total future lease payments	2,569

Less imputed interest	(542)
Total lease liability	$2,028

Right-of-use assets obtained in exchange for operating lease obligations were $518 million in 2025. Cash paid for amounts included in the measurement of operating lease liabilities was $282 million in 2025, $240 million in 2024 and $195 million in 2023.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Weighted average remaining lease term	10 years	9 years
Weighted average discount rate	5%	5%

Note 15. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

	December 31,
Dollars in millions	2025	2024
Beginning balance	$21,719	$21,169
Acquisitions (Note 4)	—	580
Currency translation and other adjustments	36	(30)
Ending balance	$21,754	$21,719

Other Intangible Assets

Other intangible assets consisted of the following:

		December 31,
	Estimated Useful Lives	2025			2024
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology	6 years	$1,980	$(605)	$1,375	$1,980	$(275)	$1,705
Acquired marketed product rights	3 – 17 years	61,385	(51,646)	9,739	61,876	(48,659)	13,217
Capitalized software	3 – 10 years	1,453	(1,064)	389	1,499	(1,099)	400
IPRD		7,600	—	7,600	7,985	—	7,985
Total		$72,418	$(53,315)	$19,103	$73,340	$(50,033)	$23,307

In 2023, BMS agreed to pay $400 million to the former shareholders of Impact Biomedicines to extinguish all remaining contingent milestone obligations, which was recorded to Acquired marketed product rights for Inrebic in the amount of $511 million (after establishing the applicable deferred tax liability). The $400 million was paid in January 2024.

Amortization expense of Other intangible assets was $3.5 billion in 2025, $9.0 billion in 2024 and $9.2 billion in 2023. Future annual amortization expense of Other intangible assets is expected to be approximately $1.9 billion in 2026, $1.8 billion in 2027, $1.8 billion in 2028, $1.7 billion in 2029 and $1.3 billion in 2030.

Other intangible asset impairments were $949 million in 2025, $2.9 billion in 2024 and $136 million in 2023.

Other intangible asset impairments includes the following:

Acquired marketed product rights

In 2025, a $564 million impairment charge was recorded in Cost of products sold, representing a partial impairment of Augtyro. The impairment was a result of lower revised cash flow projections due to evolving commercial opportunities.

In 2024, $1.8 billion of impairment charges were recorded in Cost of products sold, representing partial impairments of Augtyro ($1.4 billion) and Inrebic ($280 million) as well as a full impairment of Abecma ($122 million). The impairments were a result of lower revised cash flow projections due to evolving commercial opportunities and competitive landscapes.

IPRD

In 2025, $385 million of IPRD impairment charges were recorded in Research and development expense. The charges reflect a full write-down of an oncology asset due to pipeline reprioritization and a partial write-down of a separate oncology asset resulting from revised cash flow projections.

In 2024, a $390 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound in connection with the prioritization of pipeline opportunities. The compound was being studied as a potential treatment for immunologic diseases and was acquired in the acquisition of Celgene. The IPRD impairment charge represented a full write-down of the asset.

Additionally, in 2024, a $590 million IPRD impairment charge for alnuctamab was recorded in Research and development expense in connection with portfolio prioritization. Alnuctamab was being studied as a potential treatment for hematologic diseases and was obtained in the acquisition of Celgene. The charge represented a full write-down of the asset.

Note 16. SUPPLEMENTAL FINANCIAL INFORMATION

	December 31,
Dollars in millions	2025	2024
Income taxes	$2,920	$3,292
Research and development	753	754
Contract assets	192	385
Other	748	1,186
Other current assets	$4,613	$5,617

	December 31,
Dollars in millions	2025	2024
Equity investments (Note 9)	$2,096	$1,736
Operating leases (Note 14)	1,582	1,224
Inventories (Note 12)	1,650	1,569
Pension and postretirement	330	234
Research and development	250	336
Receivables and convertible notes	15	452
Other	551	554
Other non-current assets	$6,474	$6,105

	December 31,
Dollars in millions	2025	2024
Rebates and discounts	$8,844	$9,021
Income taxes	979	1,514
Employee compensation and benefits	1,561	1,694
Research and development	1,434	1,366
Dividends	1,283	1,258
Interest	484	572
Royalties	537	477
Operating leases (Note 14)	202	181
Other	2,256	2,043
Other current liabilities	$17,581	$18,126

	December 31,
Dollars in millions	2025	2024
Income taxes	$1,407	$1,491
Pension and postretirement	330	400
Operating leases (Note 14)	1,826	1,370
Deferred income	169	230
Deferred compensation	487	456
Contingent value rights (Note 9)	607	256
Other	216	266
Other non-current liabilities	$5,043	$4,469

Note 17. EQUITY

The following table summarizes changes in equity during 2025, 2024 and 2023:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2022	2,923	$292	$45,165	$(1,281)	$25,503	825	$(38,618)	$57
Net earnings/(loss)	—	—	—	—	8,025	—	—	14
Other comprehensive income/(loss)	—	—	—	(265)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,762)	—	—	—
Share repurchases	—	—	105	—	—	87	(5,306)	—
Stock compensation	—	—	410	—	—	(10)	147	—
Convertible debt	—	—	4	—	—	—	11	—
Distributions	—	—	—	—	—	—	—	(16)
Balance at December 31, 2023	2,923	292	45,684	(1,546)	28,766	902	(43,766)	55
Net earnings/(loss)	—	—	—	—	(8,948)	—	—	15
Other comprehensive income/(loss)	—	—	—	308	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(4,906)	—	—	—
Stock compensation	—	—	340	—	—	(8)	111	—
Distributions	—	—	—	—	—	—	—	(17)
Balance at December 31, 2024	2,923	292	46,024	(1,238)	14,912	894	(43,655)	53
Net earnings/(loss)	—	—	—	—	7,054	—	—	2
Other comprehensive income/(loss)	—	—	—	(286)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(5,070)	—	—	—
Stock compensation	—	—	363	—	—	(8)	76	—
Distributions	—	—	—	—	—	—	—	(22)
Balance at December 31, 2025	2,923	$292	$46,387	$(1,524)	$16,896	887	$(43,579)	$33

(a)    Cash dividends declared per common share were $2.49 in 2025, $2.42 in 2024 and $2.31 in 2023.

BMS has a share repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares, effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method and are generally funded by cash on hand. In December 2023, the Board of Directors approved an increase of $3.0 billion to the share repurchase authorization for BMS's common stock. The remaining share repurchase capacity under the BMS share repurchase program was $5.0 billion as of December 31, 2025.

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

The components of Other comprehensive income/(loss) were as follows:

	Year Ended December 31,
	2025			2024			2023
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$(340)	$73	$(267)	$495	$(86)	$409	$70	$(12)	$58
Reclassified to net earnings/(loss)(a)	(88)	15	(73)	(33)	(2)	(35)	(334)	46	(288)
Derivatives qualifying as cash flow hedges	(429)	89	(340)	462	(88)	374	(264)	34	(230)

Pension and postretirement benefits:
Actuarial gains/(losses)	102	(18)	84	(44)	16	(28)	(140)	25	(115)
Amortization(b)	5	(1)	4	8	(1)	7	—	—	—
Settlements(b)	(8)	1	(6)	119	(8)	111	—	—	—
Pension and postretirement benefits	99	(18)	82	83	7	90	(140)	25	(115)

Marketable debt securities:
Unrealized gains/(losses)	2	—	1	—	—	—	3	(1)	2

Foreign currency translation	(60)	31	(29)	(136)	(20)	(156)	84	(6)	78

Other comprehensive income/(loss)	$(388)	$102	$(286)	$409	$(101)	$308	$(317)	$52	$(265)
(a)    Included in Cost of products sold and Other (income)/expense, net. Refer to “—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)    Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

	December 31,
Dollars in millions	2025	2024
Derivatives qualifying as cash flow hedges	$37	$376
Pension and postretirement benefits	(566)	(648)
Marketable debt securities	3	2
Foreign currency translation(a)	(997)	(968)
Accumulated other comprehensive income/(loss)	$(1,524)	$(1,238)
(a)    Includes net investment hedge gains of $105 million and $210 million as of December 31, 2025 and December 31, 2024, respectively.

Note 18. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for certain employees.

Defined Benefit Pension Plans

The net periodic benefit cost of defined benefit pension plans was $28 million, $15 million, and $11 million during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, pension settlement charges of $119 million were recorded in 2024 in connection with the termination of the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
Dollars in millions	2025	2024
Benefit obligations at beginning of year	$1,945	$2,238
Service cost—benefits earned during the year	37	33
Interest cost	66	74
Settlements and curtailments	(64)	(247)
Actuarial (gains)/losses	(67)	(10)
Benefits paid	(73)	(58)
Foreign currency and other	192	(85)
Benefit obligations at end of year	$2,036	$1,945

Fair value of plan assets at beginning of year	$1,927	$2,212
Actual return on plan assets	72	31
Employer contributions	51	71
Settlements	(54)	(247)
Benefits paid	(73)	(58)
Foreign currency and other	213	(82)
Fair value of plan assets at end of year	$2,136	$1,927

Funded status	$100	$(18)

Assets/(liabilities) recognized:
Other non-current assets	$330	$234
Other current liabilities	(24)	(21)
Other non-current liabilities	(206)	(231)
Funded status	$100	$(18)

Recognized in Accumulated other comprehensive loss:
Net actuarial losses	$848	$924
Prior service credit	(28)	(27)
Total	$820	$897

The accumulated benefit obligation for defined benefit pension plans was $2.0 billion and $1.9 billion at December 31, 2025 and 2024, respectively.

Additional information related to pension plan was as follows:

	December 31,
Dollars in millions	2025	2024
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$635	$605
Fair value of plan assets	405	353
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	610	578
Fair value of plan assets	405	353

Actuarial Assumptions

Weighted-average assumptions used to determine defined benefit pension plan obligations were as follows:

	December 31,
	2025	2024
Discount rate	3.8%	3.5%
Rate of compensation increase	1.5%	1.4%
Interest crediting rate	2.5%	2.4%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit cost were as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate	3.5%	3.4%	4.0%
Expected long-term return on plan assets	4.1%	4.8%	4.1%
Rate of compensation increase	1.4%	1.4%	1.2%
Interest crediting rate	2.4%	2.5%	2.5%

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

Postretirement Benefit Plans

Comprehensive medical benefits are provided for substantially all BMS U.S. retirees electing to participate in the comprehensive medical plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. Postretirement benefit plan obligations were $116 million and $160 million at December 31, 2025 and 2024, respectively. The weighted-average discount rate used to determine benefit obligations was 5.1% and 5.4% at December 31, 2025 and 2024, respectively. The net periodic benefit costs were not material.

Plan Assets

The fair value of pension plan assets by asset category was as follows:

	December 31, 2025				December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan assets
Equity securities	$1	$—	$—	$1	$1	$—	$—	$1
Equity funds	—	303	—	303	—	256	—	256
Fixed income funds	—	484	—	484	—	446	—	446
U.S. Treasury and agency securities	—	33	—	33	—	41	—	41
Insurance contracts	—	—	756	756	—	—	708	708
Cash and cash equivalents	68	—	—	68	57	—	—	57
Other	—	11	—	11	—	11	—	11
Plan assets subject to leveling	$69	$831	$756	$1,656	$58	$754	$708	$1,520

Plan assets measured at NAV as a practical expedient				480				407
Net plan assets				$2,136				$1,927

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

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2025. Investments using the practical expedient consist primarily of multi-asset funds which are redeemable on either a daily, weekly, or monthly basis.

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. Individual plan investment allocations are determined by local fiduciary committees and the composition of total assets for all pension plans at December 31, 2025 was broadly characterized as an allocation between equity securities (22%), debt securities (35%) and other investments (43%).

Contributions and Estimated Future Benefit Payments

The Company's estimated annual contributions and future benefits payments are not expected to be material.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contributions are based on employee contributions and the level of Company match. The U.S. defined contribution plan expense was approximately $325 million in 2025, $395 million in 2024 and $380 million in 2023.

Note 19. EMPLOYEE STOCK BENEFIT PLANS

BMS' 2021 Plan authorizes awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), dividend equivalents, performance share units ("PSUs"), market share units ("MSUs") and other stock-based awards. As of December 31, 2025, the 2021 Plan was the only plan under which we were authorized to grant equity awards.

The 2021 Plan provides for 85 million shares to be authorized for grants plus shares recaptured upon forfeitures or other terminations of awards under our previous equity awards plans, subject to adjustments in accordance with the terms of the 2021 Plan. As of December 31, 2025, 58 million shares were available for award and 34 million equity awards were outstanding (consisting of stock options, RSUs, MSUs and PSUs). Shares generally are issued from treasury stock to satisfy BMS’s obligations under the 2021 Plan and our prior equity award plans.

Under the 2021 Plan, executive officers and other employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of 10 years. The 2021 Plan provides for the granting of SARs whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the award's exercise price. BMS did not grant stock options or SARs during the years ended December 31, 2025, 2024 and 2023. Options outstanding during those years were granted as replacements for options held by Celgene option holders upon the acquisition of Celgene in 2019. These replacement options generally vested ratably over four years, although certain grants provided for cliff vesting and/or longer or shorter vesting periods.

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

MSUs are granted to executive officers. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date for awards granted in 2025 and 2024 (the "2025 and 2024 MSUs") and ratably over four years for awards granted prior to 2024, subject to accelerated vesting in specified circumstances. For the 2025 and 2024 MSUs, the number of shares issued upon vesting is based on a specified payout factor requiring that the market price per share at a specified measurement date plus the value of accumulated dividends during the performance period be at least 80% of the grant-date share price (market condition) or the relative total shareholder return percentile rank versus our peers be equal to or greater than the 50th percentile (market condition). For awards granted in 2022 and 2023, the number of shares issued upon vesting is based on a specified payout factor requiring that the market price per share on the measurement date be at least 80% of the grant-date share price (market condition). The maximum payout factor for these awards is 225%. The share price used on the grant and measurement dates reflect a ten-day average closing price. The fair value of MSUs is estimated as of the grant date using a Monte Carlo simulation.

PSUs are granted to executive officers, have a three-year performance cycle and are granted as a target number of stock units subject to adjustment. The number of shares issued when PSUs vest is determined based on the achievement of specified performance goals (a performance condition) and BMS’s three-year relative total shareholder return compound annual growth rate relative to a peer group of companies (a market condition) for awards granted in 2025, 2024 and 2023, and can range from 0% to a maximum of 200% of the target number of PSUs. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date, subject to accelerated vesting in specified circumstances. The fair value of PSUs is estimated as of the grant date for the portion related to the relative total shareholder return measure, using a Monte Carlo simulation and, for the remaining portion, based on the closing market price of BMS’s common stock on the grant date after adjusting for the units not eligible for accrual of dividend equivalents, and taking into account the probability of satisfying the performance condition as of the grant date.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense was as follows:

	Year Ended December 31,
Dollars in millions	2025	2024	2023
Cost of products sold	$62	$57	$51
Selling, general and administrative	224	202	215
Research and development	267	248	252
Total stock-based compensation expense	$553	$507	$518

Income tax benefit	$115	$108	$105

The following table summarizes the stock compensation activity for the year ended December 31, 2025:

	Stock Options		RSUs		MSUs		PSUs
Shares in Millions	Number of Options	Weighted-Average Exercise Price of Shares	Number of Nonvested RSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested MSUs	Weighted-Average Grant-Date Fair Value	Number of Nonvested PSUs	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2025	11.1	$59.02	20.7	$53.17	1.9	$58.69	3.7	$59.84
Granted	—	—	12.5	56.06	1.1	71.38	0.5	62.72
Released/Exercised	(1.3)	52.93	(7.9)	54.96	(0.3)	58.80	(0.6)	66.77
Adjustments for actual payout	—	—	—	—	(0.1)	59.16	(0.4)	66.77
Forfeited/Canceled	(3.0)	64.19	(3.8)	53.95	(0.4)	62.99	(0.5)	56.94
Balance at December 31, 2025	6.8	$57.85	21.5	$54.07	2.2	$64.24	2.7	$58.33

Expected to vest			18.4	$54.13	1.8	$63.80	2.3	$58.45

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$820	$74	$48
Expected weighted-average period in years of compensation cost to be recognized	2.5	1.9	1.5

Amounts in Millions, except per share data	2025	2024	2023
Weighted-average grant date fair value (per share):
RSUs	$56.06	$47.54	$60.26
MSUs	71.38	58.63	57.99
PSUs	62.72	53.08	63.86

Fair value of awards that vested:
RSUs	$435	$429	$365
MSUs	18	13	45
PSUs	43	42	65

Total intrinsic value of stock options exercised	8	13	90

The following table summarizes significant outstanding and exercisable options at December 31, 2025:

Range of Exercise Prices	Number of Options (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$10 - $40	0.1	1.7	$23.42	$2
$40 - $55	2.7	1.6	50.38	10
$55 - $65	2.4	1.0	58.93	—
$65 +	1.7	1.3	69.71	—
Outstanding	6.8	1.3	57.85	$13
Exercisable	6.8	1.3	57.85	$13

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $53.94 on December 31, 2025, which was the last trading day of 2025.

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

INTELLECTUAL PROPERTY

Eliquis - U.S.
In November 2025, BMS received a Notice Letter from Azurity Pharmaceuticals, Inc. (“Azurity”) notifying BMS that Azurity had filed a 505(b)(2) application containing a paragraph IV certification seeking approval to market apixaban products in the U.S. and challenging a formulation patent listed in the Orange Book for Eliquis but not the composition of matter patent. In response, BMS and Pfizer initiated a patent infringement action against Azurity in the U.S. District Court for the District of Delaware.

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
•The courts made initial negative decisions in Finland, Ireland, and Slovakia. In Slovakia, an appeal is pending. In Finland and Ireland, the appeals court overturned the initial decisions and remanded the cases to the lower court. The case in Ireland is now settled.
•The courts made initial positive decisions in Croatia, the Czech Republic, Greece, and Portugal. In Greece and Portugal, appeals are pending. In the Czech Republic, the appeals court remanded the case to the lower court.

One or more generics have entered the market in Finland, Poland and Portugal while proceedings are pending. Additional generic manufacturers may seek to market generic apixaban products in these or additional countries in Europe prior to the expiration of the Company's patents, which may lead to additional infringement and invalidity actions in Europe.

Pomalyst - U.S.
In September 2025, Celgene received a Notice Letter from Sandoz Inc. (“Sandoz”) notifying Celgene that Sandoz had filed an ANDA containing paragraph IV certifications seeking approval to market generic pomalidomide products in the U.S. In response, Celgene initiated a patent infringement action against Sandoz in the U.S. District Court for the District of New Jersey, asserting certain FDA Orange Book-listed patents. In November 2025, Celgene and Sandoz entered into a settlement agreement for this matter and the case was dismissed.

Zeposia - U.S.
In May and June 2024, BMS received Notice Letters from Synthon BV (“Synthon”) and Apotex Inc. (“Apotex”), respectively, each notifying BMS that it has filed an ANDA containing a paragraph IV certification seeking approval to market a generic ozanimod product in the U.S. and challenging a polymorph patent listed in the Orange Book for Zeposia but not the composition of matter patent. In response, BMS filed patent infringement actions against Synthon and Apotex in the U.S. District Court for the District of Delaware. In September 2024, the district court consolidated the Synthon and Apotex actions. In September 2025, BMS and Synthon entered into a settlement agreement for this matter and the case was dismissed. In November 2025, BMS and Apotex entered into a settlement agreement for this matter and the case was dismissed.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* Texas Litigation

In November 2025, BMS and certain Sanofi entities were named defendants in a Texas state court action in Harris County, Texas brought by the attorney general of Texas (the “Texas AG“) and by a qui tam relator on behalf of the State of Texas relating to the labeling, sales, and promotion of Plavix*. The case was removed to the U.S. District Court for the Eastern District of Texas. Also in November 2025, BMS and certain Sanofi entities sued the Texas AG in Texas state court in Travis County, Texas to enjoin the Texas AG's lawsuit. No trial dates have been scheduled in either case.

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers and employees in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints alleged that the defendants violated federal securities laws. The district court consolidated the two actions. In December 2019, the district court denied in part and granted in part defendants’ motion to dismiss. In November 2020, the district court certified a class of Celgene common stock purchasers between April 27, 2017 through April 28, 2018. Following discovery, defendants moved for summary judgment, which the district court granted in part and denied in part. In September 2025, the parties reached a settlement in principle to resolve the Celgene Securities Class Action. The court granted preliminary approval of the settlement in December 2025, with a final approval hearing scheduled for May 2026.

Certain entities filed individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action. These actions were consolidated for pre-trial proceedings. Defendants moved for partial summary judgment in these consolidated actions. In August 2025, the court issued a partial summary judgment ruling, dismissing certain statements, although portions of the defendants’ summary judgment motion related to certain other alleged misstatements remained pending before the court. In January 2026, the parties reached a settlement to resolve the individual actions.

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

In November 2024, the same entity claiming to be successor trustee filed a new lawsuit against BMS making similar allegations to the previously dismissed case and attempting to remedy its jurisdictional deficiency. The plaintiff’s new complaint also named the original CVR Agreement Trustee and sought a judgment that plaintiff is Trustee. In February 2025, plaintiff filed an amended complaint. In March 2025, BMS filed a motion to dismiss the amended complaint for lack of subject matter jurisdiction and failure to state a claim. In December 2025, the court denied that motion in substantial part, finding the plaintiff to be the successor trustee, but dismissed two of the five claims asserted in the amended complaint. BMS has filed a motion for reconsideration or, in the alternative, certification for immediate appeal. In the same case, the original trustee (which also has been named a defendant) filed putative crossclaims against BMS in the event that it is later found to be the trustee. In December 2025, BMS filed a motion to dismiss the crossclaims for lack of subject matter jurisdiction or failure to state a claim.

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

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against HHS and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. In April 2024, the court denied BMS’s motion for summary judgment and granted the government’s cross-motion for summary judgment. BMS appealed to the United States Court of Appeals for the Third Circuit. In September 2025, the Third Circuit affirmed the lower court’s decision. In December 2025, BMS filed a petition for certiorari at the Supreme Court of the United States, seeking review of the Third Circuit’s decision.

340B Litigation
On November 26, 2024, BMS filed a lawsuit against Carole Johnson, Administrator of Health Resources & Services Administration (“HRSA”) and Xavier Becerra, U.S. Secretary of HHS, challenging HRSA’s determination that BMS could not implement a cash rebate model for the 340B drug pricing program. BMS is seeking a determination that HRSA’s actions violate the Administrative Procedure Act and the United States Constitution. In May 2025, the U.S. District Court for the District of Columbia granted HRSA summary judgment on BMS’s claims. BMS has appealed to the U.S. Court of Appeals for the District of Columbia Circuit, and the Court heard oral argument in November 2025.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $61 million as of December 31, 2025, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income/(loss), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Gross-to-Net U.S. Rebate Accruals for U.S. Medicaid, Medicare Part D, and managed healthcare — Refer to “Note 2. Revenue” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 to the financial statements, revenue is reduced from wholesaler list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns ("GTN adjustments"). In the U.S., these GTN adjustments are attributed to various commercial arrangements, managed healthcare organizations, and government programs such as Medicare, Medicaid and the 340B program containing various pricing implications, such as mandatory discounts or pricing protection below wholesaler list price. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer. All other GTN adjustments are reflected as a liability and settled through cash payments to the customer.

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
February 11, 2026

We have served as the Company's auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this 2025 Form 10-K. Based on this evaluation, management has concluded that as of December 31, 2025, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2025 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2025 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2025 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
During the fourth quarter of 2025, no director or officer of the Company adopted or terminated an active "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.

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

February 11, 2026

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a)Reference is made to our 2026 Proxy Statement section "Who Our Directors Are: 2026 Director Nominees" with respect to information relating to our Directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)The information required by Item 10 with respect to our Executive Officers has been included in Part IA of this 2025 Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(c)Reference is made to our 2026 Proxy Statement section “How Our Board Governs and Is Governed – Codes of Conduct” with respect to our code of ethics, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(d)Reference is made to our 2026 Proxy Statement section “How Our Directors Are Selected and Elected – Director Succession Planning and Identification of Board Candidates – Shareholder Nominations for Director” with respect to procedures by which shareholders can recommend nominees to our board of directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(e)Reference is made to our 2026 Proxy Statement section “How Our Board Is Organized – Committees of Our Board” with respect to our audit committee, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(f)Reference is made to our 2026 Proxy Statement section “How Our Board Governs and Is Governed – Codes of Conduct” with respect to information relating to our insider trading policy, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.
(a)Reference is made to our 2026 Proxy Statement section “Executive Compensation,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 11, except that the information under “Executive Compensation – Pay Versus Performance” will not be deemed to be incorporated by reference herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
(a)Reference is made to our 2026 Proxy Statement “Voting Securities and Principal Holders – Common Stock Ownership by Directors and Executive Officers” with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

(b)Reference is made to our 2026 Proxy Statement section “Items To Be Voted Upon – Equity Compensation Plan Information” with respect to the securities authorized for issuance under equity compensation plans, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
(a)Reference is made to our 2026 Proxy Statement section “How Our Board Governs and Is Governed – Related Party Transactions” with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

(b)Reference is made to our 2026 Proxy Statement section “How Our Directors Are Selected and Elected – Director Independence” with respect to director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Reference is made to our 2026 Proxy Statement sections “Items To Be Voted Upon – Audit and Non-Audit Fees” and “Items To Be Voted Upon – Pre-Approval Policy for Services Provided by our Independent Registered Public Accounting Firm” with respect to the aggregate fees billed to us and services provided by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), which are incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
		Page Number
1	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive Income	73
	Consolidated Balance Sheets	74
	Consolidated Statements of Cash Flows	75
	Notes to Consolidated Financial Statements	76
	Report of Independent Registered Public Accounting Firm	120

2.	Financial Statement Schedules

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2025 Form 10-K.

(b)	Exhibits Required to be filed by Item 601 of Regulation S-K	130
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2025 Form 10-K.

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

Date: February 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER BOERNER, Ph.D.	Chair of the Board and Chief Executive Officer	February 11, 2026
(Christopher Boerner, Ph.D.)	(Principal Executive Officer)

/s/ DAVID V. ELKINS	Chief Financial Officer	February 11, 2026
(David V. Elkins)	(Principal Financial Officer)

/s/ PHIL M. HOLZER	Senior Vice President and Corporate Controller	February 11, 2026
(Phil M. Holzer)	(Principal Accounting Officer)

/s/ PETER J. ARDUINI	Director	February 11, 2026
(Peter J. Arduini)

/s/ DEEPAK L. BHATT. M.D. MPH MBA	Director	February 11, 2026
(Deepak L. Bhatt, M.D. MPH MBA)

/s/ JULIA A. HALLER, M.D.	Director	February 11, 2026
(Julia A. Haller, M.D.)

/s/ MICHAEL R. MCMULLEN	Director	February 11, 2026
(Michael R. McMullen)

/s/ MANUEL HIDALGO MEDINA, M.D., Ph.D.	Director	February 11, 2026
(Manuel Hidalgo Medina, M.D., Ph.D.)

/s/ PAULA A. PRICE	Director	February 11, 2026
(Paula A. Price)

/s/ DERICA W. RICE	Director	February 11, 2026
(Derica W. Rice)

/s/ THEODORE R. SAMUELS	Director	February 11, 2026
(Theodore R. Samuels)

/s/ KAREN H. VOUSDEN, Ph.D.	Director	February 11, 2026
(Karen H. Vousden, Ph.D.)

/s/ PHYLLIS R. YALE	Director	February 11, 2026
(Phyllis R. Yale)

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this 2025 Form 10-K, unless the context otherwise indicates. Throughout this 2025 Form 10-K, we have used terms which are defined below:

2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025	MDS	myelodysplastic syndromes
2021 Plan	2021 Stock Award and Incentive Plan	Merck	Merck & Co., Inc.
2seventy bio	2seventy bio, Inc.	MF	myelofibrosis
340B Program	340B Drug Pricing Program	Mirati	Mirati Therapeutics, Inc.
2024 Senior Unsecured Notes	Aggregate principal amount of $13.0 billion of unsecured senior notes issued by BMS in February 2024	MIUC	muscle-invasive urothelial carcinoma
AbbVie	AbbVie Inc.	MM	multiple myeloma
ADC	antibody-drug conjugate	MPM	Malignant Pleural Mesothelioma
aGVHD	acute graft-versus-host disease	MS	Multiple Sclerosis
Amgen	Amgen Inc.	MSI-High	microsatellite instability-high
AML	acute myeloid leukemia	MyoKardia	MyoKardia, Inc.
Amylin	Amylin Pharmaceuticals, Inc.	MZL	marginal zone lymphoma
ANDA	abbreviated New Drug Application	NAV	net asset value
ASC	Accounting Standards Codification	NCTI	Net CFC Testing Income
ASR	Accelerated Share Repurchase	NDA	New Drug Application
AstraZeneca	AstraZeneca PLC	NDMM	newly diagnosed multiple myeloma
BCL	B-cell lymphoma	Nimbus	Nimbus Therapeutics, LLC
BCMA	B-cell maturation antigen	NKT	natural killer T
BioNTech	BioNTech SE	Novartis	Novartis Pharmaceutical Corporation
BLA	Biologics License Application	NSCLC	non-small cell lung cancer
CAR-T	Chimeric Antigen Receptor T cells	NTD	non-transfusion-dependent
Celgene	Celgene Corporation acquired by BMS on November 20, 2019	NVAF	non-valvular atrial fibrillation
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OBBBA	One, Big, Beautiful Bill Act
CFC	Controlled Foreign Corporation	OCE	Oncology Center of Excellence
CGDP	Coverage Gap Discount Program	OECD	Organization for Economic Co-operation and Development
cGMP	current Good Manufacturing Practices	oHCM	obstructive hypertrophic cardiomyopathy
cHL	classical Hodgkin Lymphoma	OIG	Office of Inspector General of the U.S. Department of Health and Human Services
CHMP	Committee for Medicinal Products for Human Use	Ono	Ono Pharmaceutical Co., Ltd.
CLL	Chronic lymphocytic leukemia	Orbital	Orbital Therapeutics
CML	chronic myeloid leukemia	Otsuka	Otsuka Pharmaceutical Co., Ltd.
COM	Composition of Matter	PBMs	Pharmacy Benefit Managers
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PCAOB	Public Company Accounting Oversight Board
CRC	colorectal carcinoma	PD-1	programmed death receptor-1
DLBCL	diffuse large B-cell lymphoma	PDAC	pancreatic ductal adenocarcinoma
dMMR	deficient DNA mismatch repair	PDMA	Prescription Drug Marketing Act
DSA	Distribution Services Agreement	PDUFA	Prescription Drug User Fee Act
EC	European Commission	Pfizer	Pfizer, Inc.
EGFR	estimated glomerular filtration rate	Philochem	Philoche AG
EMA	European Medicines Agency	PPF	progressive pulmonary fibrosis
EPS	earnings per share	Prothena	Prothena Corporation
ESA	erythoropoiesis-stimulating agent	PRP	potentially responsible party
ES-SCLC	extensive stage SCLC	PsA	psoriatic arthritis
EU	except as otherwise noted, EU refers to the countries that are members of the European Union plus the United Kingdom	PTR	patent term restoration
Evotec	Evotec SE	R&D	research and development
Exchange Act	the Securities Exchange Act o 1934	RA	rheumatoid arthritis
FASB	Financial Accounting Standards Board	RayzeBio	RayzeBio, Inc.
FDA	U.S. Food and Drug Administration	RCC	renal cell carcinoma
FDII	Foreign-Derived Intangible Income	Regeneron	Regeneron Pharmaceuticals, Inc.
FL	follicular lymphoma	REMS	Risk Evaluation and Mitigation Strategy
GAAP	U.S. generally accepted accounting principles	Roche	Roche Holding AG
GEP-NETs	gastroenteropancreatic neuroendocrine tumors	ROS1	c-ros oncogene 1
Gilead	Gilead Sciences, Inc.	R/R AML	relapsed/refractory acute myeloid leukemia
GILTI	global intangible low taxed income	R/R cHL	relapsed/refractory classical Hodgkin Lymphoma
GlaxoSmithKline	GlaxoSmithKline PLC	RRMM	relapsed/refractory multiple myeloma
GTN	gross-to-net	RS	ring sideroblast
Halozyme	Halozyme Therapeutics, Inc.	Sandoz	Sandoz Inc.
HCC	hepatocellular carcinoma	Sanofi	Sanofi S.A.
HCM	hypertrophic cardiomyopathy	SEC	U.S. Securities and Exchange Commission
IO	immuno-oncology	SLE	systemic lupus erythematosus
IPF	idiopathic pulmonary fibrosis	SLL	small lymphocytic lymphoma
IPRD	in-process research and development	SOFR	Secured Overnight Financing Rate
IRA	Inflation Reduction Act of 2022	SPC	Supplementary Protection Certificate
IRS	Internal Revenue Services	SSc	Systemic sclerosis
JIA	Juvenile Idiopathic Arthritis	SystImmune	SystImmune, Inc.
Karuna	Karuna Therapeutics, Inc.	TCJA	the Tax Cuts and Jobs Act of 2017
LBCL	large BCL	TD	transfusion-dependent
Lilly	Eli Lilly and Company	TNBC	triple-negative breast cancer
LDD	Ligand Directed Degrader	UC	ulcerative colitis
MAA	Marketing Authorization Application	UK	United Kingdom
MCL	mantle cell lymphoma	U.S.	United States
MCO	Managed Care Organization	VAT	value added tax
mCRPC	metastatic castration-resistant prostate cancer	WTO	World Trade Organization

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
‡

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of May 4, 2021 (incorporated herein by reference to Exhibit 3b to the Form 8-K dated and filed on May 4, 2021).	‡

4a.	Description of Bristol-Myers Squibb Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)	E-4-1

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
‡

4q.	Form of $750,000,000 3.250% Notes due 2027 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on February 27, 2017).	‡

4r.
Tenth Supplemental Indenture, dated as of May 16, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 16, 2019).
‡

4s.	Form of $2,250,000,000 3.200% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on May 16, 2019).	‡

4t.	Form of $4,000,000,000 3.400% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on May 16, 2019).	‡

4u.	Form of $2,000,000,000 4.125% Senior Notes due 2039 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on May 16, 2019).	‡

4v.	Form of $3,750,000,000 4.250% Senior Notes due 2049 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on May, 16, 2019).	‡

4w.
Eleventh Supplemental Indenture, dated as of November 22, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 22, 2019).
‡

4x.	Form of 3.450% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.13 to the Form 8-K dated and filed on November 22, 2019).	‡

4y.	Form of 3.900% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.14 to the Form 8-K dated and filed on November 22, 2019).	‡

4z.	Form of 5.700% Senior Notes due 2040 (incorporated herein by reference to Exhibit 4.15 to the Form 8-K dated and filed on November 22, 2019).	‡

4aa.	Form of 5.250% Senior Notes due 2043 (incorporated herein by reference to Exhibit 4.16 to the Form 8-K dated and filed on November 22, 2019).	‡

4bb.	Form of 4.625% Senior Notes due 2044 (incorporated herein by reference to Exhibit 4.17 to the Form 8-K dated and filed on November 22, 2019).	‡

4cc.	Form of 5.000% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.18 to the Form 8-K dated and filed on November 22, 2019).	‡

4dd.	Form of 4.350% Senior Notes due 2047 (incorporated herein by reference to Exhibit 4.19 to the Form 8-K dated and filed on November 22, 2019).	‡

4ee.	Form of 4.550% Senior Notes due 2048 (incorporated herein by reference to Exhibit 4.20 to the Form 8-K dated and filed on November 22, 2019).	‡

4ff.
Twelfth Supplemental Indenture, dated as of November 13, 2020, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2020).
‡

4gg.	Form of $1,000,000,000 1.125% Notes due 2027 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2020).	‡

4hh.	Form of $1,250,000,000 1.450% Notes due 2030 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2020).	‡

4ii.	Form of $750,000,000 2.350% Notes due 2040 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on November 13, 2020).	‡

4jj.	Form of $1,500,000,000 2.550% Notes due 2050 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on November 13, 2020).	‡

4kk.
Thirteenth Supplemental Indenture, dated as of March 2, 2022, by and between Bristol-Myers Squibb Company and the Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on March 2, 2022).
‡

4ll.	Form of $1,750,000,000 2.950% Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on March 2, 2022).	‡

4mm.	Form of $1,250,000,000 3.550% Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on March 2, 2022).	‡

4nn.	Form of $2,000,000,000 3.700% Notes due 2052 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on March 2, 2022).	‡

4oo.	Form of $1,000,000,000 3.900% Notes due 2062 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on March 2, 2022).	‡

4pp.
Fourteenth Supplemental Indenture, dated as of November 13, 2023, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2023).
‡

4qq.	Form of $1,000,000,000 5.750% Notes due 2031 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 13, 2023).	‡

4rr.	Form of $1,000,000,000 5.900% Notes due 2033 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 13, 2023).	‡

4ss.	Form of $1,250,000,000 6.250% Notes due 2053 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2023).	‡

4tt.	Form of $1,250,000,000 6.400% Notes due 2063 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2023).	‡

4uu.
Fifteenth Supplemental Indenture, dated as of February 22, 2024, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on February 22, 2024).
‡

4vv.	Form of $500,000,000 Floating Rate Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on February 22, 2024).	‡

4ww.	Form of $1,750,000,000 4.900% Notes due 2029 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on February 22, 2024).	‡

4xx.	Form of $1,250,000,000 5.100% Notes due 2031 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on February 22, 2024).	‡

4yy.	Form of $2,500,000,000 5.200% Notes due 2034 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on February 22, 2024).	‡

4zz.	Form of $500,000,000 5.500% Notes due 2044 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on February 22, 2024).	‡

4aaa.	Form of $2,750,000,000 5.550% Notes due 2054 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on February 22, 2024).	‡

4bbb.	Form of $1,750,000,000 5.650% Notes due 2064 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on February 22, 2024).	‡

4ccc.
Indenture, dated as of October 31, 2025, by and among BMS Ireland Capital Funding Designated Activity Company, Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4c to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration Nos. 333-283810 and 333-283810-01)).
‡

4ddd.
First Supplemental Indenture, dated as of November 10, 2025, by and among BMS Ireland Capital Funding Designated Activity Company, Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of October 31, 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed November 10, 2025).
‡

4eee.	Form of €750,000,000 2.973% Notes due 2030 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed November 10, 2025).	‡

4fff.	Form of €1,150,000,000 3.363% Notes due 2033 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed November 10, 2025).	‡

4ggg.	Form of €1,150,000,000 3.857% Notes due 2038 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed November 10, 2025).	‡

4hhh.	Form of €750,000,000 4.289% Notes due 2045 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed November 10, 2025).	‡

4iii.	Form of €1,200,000,000 4.581% Notes due 2055 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed November 10, 2025).	‡

4jjj.
Assignment, Assumption, and Amendment Agreement, dated as of November 20, 2019, among Bristol-Myers Squibb Company, Celgene Corporation, American Stock Transfer & Trust Company, LLC and Equiniti Trust Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 20, 2019).
‡

‡‡10a.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

‡‡10b.
Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated April 26, 2007 as amended and restated as of August 23, 2007 (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

‡‡10c.
Second Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of March 15, 2012 (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

‡‡10d.
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

‡‡10f.
Form of 2023-2025 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2022)
‡

‡‡10g.
Form of 2024-2026 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10i to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10h.
Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2021).
‡

‡‡10i.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2021).	‡

‡‡10j.
Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2022).
‡

‡‡10k.
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
‡

‡‡10m.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2022).	‡

‡‡10n.
Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10cc to the Form 10-K for the fiscal year ended December 31, 2023).
‡

‡‡10o.
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
‡

‡‡10q.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10gg to the Form 10-K for the fiscal year ended December 31, 2023).	‡

‡‡10r.
Form of 2025 Performance Share Units Award Agreement under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended March 31, 2025).
‡

‡‡10s.
Form of 2025 Market Share Units Award Agreement under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended March 31, 2025).
‡

‡‡10t.
Form of 2025 Restricted Stock Units Award Agreement with three-year, four-year, or five-year prorated vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended March 31, 2025).
‡

‡‡10u.
Form of 2025 Restricted Stock Units Award Agreement with three-year cliff vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended March 31, 2025).
‡

‡‡10v.
Form of 2025 Restricted Stock Units Award Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended March 31, 2025).
‡

‡‡10w.
Form of 2025 Restricted Stock Units Award Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10f to the Form 10-Q for the quarterly period ended March 31, 2025).
‡

‡‡10x.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	‡

‡‡10y.	Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	‡

‡‡10z.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10aa.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).
‡

‡‡10bb.
Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, effective as of January 1, 2012 and as amended and restated effective as of August 2, 2019 (incorporated herein by reference to Exhibit 10tt to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10cc.
Bristol-Myers Squibb Company Benefit Equalization Plan – Savings and Investment Program, effective as of January 1, 2012 and as amended and restated effective as of January 1, 2020 (incorporated herein by reference to Exhibit 10uu to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10dd.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	‡

‡‡10ee.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	‡

‡‡10ff.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated June 13, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for quarterly period ended September 30, 2019).
‡

‡‡10gg.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).	‡

‡‡10hh.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	‡

‡‡10ii.	Bristol-Myers Squibb Company 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10jj.	Bristol-Myers Squibb Company 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10kk.	Bristol-Myers Squibb Company 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit B to Bristol-Myers Squibb Company’s Definitive Proxy Statement filed on March 25, 2021)	‡

‡‡10ll.	Bristol-Myers Squibb Company Severance Benefits Plan (incorporated herein by reference to Exhibit 10g to the Form 10-Q for the quarterly period ended March 31, 2025).	‡

19.	Standard Operating Procedure BMS-SOP-5k: Securities Trading (incorporated herein by reference to Exhibit 19 to the Form 10-K for the fiscal year ended December 31, 2023).	‡
21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

22.	Subsidiary Issuers of Guarantee Securities (filed herewith)	E-22-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

97.
Policies and Procedures for the Recoupment of Compensation for Accounting Restatement effective December 1, 2023 (incorporated herein by reference to Exhibit 97 to the Form 10-K for the fiscal year ended December 31, 2023).
‡

101.	The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2025, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income/(loss), (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this 2025 Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Cabometyx is a trademark of Exelixis, Inc.; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Otezla is a trademark of Amgen Inc.; Plavix is a trademark of Sanofi; Tecentriq is a trademark of Genentech, Inc.; and Winrevair is a trademark of Merck & Co., Inc., Rahway, N.J., USA. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.