Form 10-Q
period 2026-03-31
BRISTOL MYERS SQUIBB CO
filed 2026-04-30
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
At April 21, 2026, there were 2,042,071,247 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.
Controls and Procedures	40

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	40

Item 1A.
Risk Factors	40

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 5.
Other Information	41

Item 6.
Exhibits	42

Summary of Abbreviated Terms	43
Signatures	44
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net product sales	$11,168	$10,886
Alliance and other revenues	321	315
Total Revenues	11,489	11,201

Cost of products sold(a)	3,421	3,033
Selling, general and administrative	1,617	1,584
Research and development	2,649	2,257
Acquired IPRD	94	188
Amortization of acquired intangible assets	437	830
Other (income)/expense, net	32	339
Total Expenses	8,250	8,230

Earnings/(Loss) before income taxes	3,240	2,971
Income tax provision	561	509
Net earnings/(loss)	2,678	2,462
Noncontrolling interest	1	6
Net earnings/(loss) attributable to BMS	$2,677	$2,456

Earnings/(Loss) per common share:
Basic	$1.31	$1.21
Diluted	1.31	1.20
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net earnings/(loss)	$2,678	$2,462
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	60	(215)
Pension and postretirement benefits	6	1
Marketable debt securities	(3)	1
Foreign currency translation	91	28
Total other comprehensive income/(loss)	155	(185)

Comprehensive income/(loss)	2,833	2,277
Comprehensive income/(loss) attributable to noncontrolling interest	1	6
Comprehensive income/(loss) attributable to BMS	$2,832	$2,271
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$9,574	$10,209
Marketable debt securities	912	464
Receivables	9,368	11,414
Inventories	2,756	2,690
Other current assets	4,597	4,613
Total Current assets	27,208	29,390
Property, plant and equipment	7,658	7,543
Goodwill	21,740	21,754
Other intangible assets	18,244	19,103
Deferred income taxes	5,176	5,378
Marketable debt securities	366	396
Other non-current assets	6,082	6,474
Total Assets	$86,476	$90,038

LIABILITIES
Current liabilities:
Short-term debt obligations	$2,308	$2,261
Accounts payable	4,234	3,575
Other current liabilities	12,616	17,581
Total Current liabilities	19,158	23,417
Deferred income taxes	211	222
Long-term debt	42,152	42,850
Other non-current liabilities	4,853	5,043
Total Liabilities	66,374	71,533

Commitments and Contingencies (see Note 18)

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	46,374	46,387
Accumulated other comprehensive loss	(1,370)	(1,524)
Retained earnings	18,287	16,896
Less cost of treasury stock	(43,515)	(43,579)
Total BMS Shareholders’ equity	20,068	18,473
Noncontrolling interest	34	33
Total Equity	20,102	18,506
Total Liabilities and Equity	$86,476	$90,038
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net earnings/(loss)	$2,678	$2,462
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	594	1,012
Deferred income taxes	161	223
Stock-based compensation	146	144
Impairment charges	412	5
Divestiture gains and royalties	(34)	(292)
Acquired IPRD	94	188
Equity investment (gains)/losses, net	(134)	78
Other adjustments	21	5
Changes in operating assets and liabilities:
Receivables	1,687	15
Inventories	14	(169)
Accounts payable	409	(85)
Rebates and discounts	(3,495)	(627)
Income taxes payable	187	54
Other	(1,636)	(1,059)
Net cash provided by operating activities	1,104	1,954
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	359	220
Purchase of marketable debt securities	(781)	(636)
Proceeds from sales of equity investments	391	12
Capital expenditures	(347)	(260)
Divestiture and other proceeds	312	243
Acquisition and other payments, net of cash acquired	(65)	(78)
Net cash provided by/(used in) investing activities	(131)	(499)
Cash Flows From Financing Activities:
Other short-term financing obligations, net	321	368
Repayments of long-term debt	(500)	—
Dividends	(1,283)	(1,258)
Stock option proceeds and other, net	(98)	(103)
Net cash provided by/(used in) financing activities	(1,560)	(993)
Effect of exchange rates on cash, cash equivalents and restricted cash	(48)	66
Increase/(decrease) in cash, cash equivalents and restricted cash	(635)	528
Cash, cash equivalents and restricted cash at beginning of period	10,218	10,347
Cash, cash equivalents and restricted cash at end of period	$9,583	$10,875
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2026 and December 31, 2025 and the results of operations and cash flows for the three months ended March 31, 2026 and 2025. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the 2025 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

The following table represents the significant segment expenses regularly provided to the CEO:

	Three Months Ended March 31,
Dollars in millions	2026	2025
Research(a)	$293	$314
Drug Development(b)	1,127	1,081
Other(c)	1,229	861
Research and development	$2,649	$2,257
(a)    Includes costs to support the discovery and development of new molecular entities through pre-clinical studies.
(b)    Includes costs to support clinical development of potential new products, including expansion of indications for existing products through Phase I, Phase II and Phase III clinical studies.
(c)    Includes costs to support manufacturing development of pre-approved products, medical support of marketed products, IPRD impairment charges and proportionate allocations of enterprise-wide costs including facilities, information technology, and other appropriate costs.

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

Recently Adopted Accounting Standards

Derivatives, Hedging and Revenue from Contracts with Customers

In September 2025, the FASB issued amended guidance to refine the scope of derivative accounting and clarify the accounting for share-based noncash consideration from a customer in a revenue contract. Among other provisions, the amendment excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties in the contract. BMS adopted the new guidance prospectively, beginning on January 1, 2026. The adoption of this guidance did not have an impact on the Company's consolidated financial statements for prior transactions; however, the impact in subsequent periods will be dependent upon the nature of future business development activities.

Recently Issued Accounting Standards Not Yet Adopted

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in millions	2026	2025
Net product sales	$11,168	$10,886
Alliance revenues	94	88
Other revenues	227	227
Total Revenues	$11,489	$11,201

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in millions	2026	2025
Gross product sales	$16,926	$19,874
GTN adjustments(a)
Charge-backs and cash discounts	(2,467)	(2,958)
Medicaid and Medicare rebates	(1,875)	(3,840)
Other rebates, returns, discounts and adjustments	(1,416)	(2,190)
Total GTN adjustments(b)	(5,758)	(8,988)
Net product sales	$11,168	$10,886
(a) Includes reductions/(increases) to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $(21) million and $289 million for the three months ended March 31, 2026 and 2025, respectively.
(b) Includes U.S. GTN adjustments of $4.8 billion and $8.2 billion for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in millions	2026	2025
Growth Portfolio
Opdivo	$2,146	$2,265
Opdivo Qvantig	163	9
Orencia	818	770
Yervoy	651	624
Reblozyl	555	478
Breyanzi	411	263
Opdualag	295	252
Camzyos	314	159
Zeposia	118	107
Sotyktu	69	55
Krazati	50	48
Cobenfy	56	27
Other Growth products(a)	581	507
Total Growth Portfolio	6,227	5,563
Legacy Portfolio
Eliquis	4,137	3,565
Revlimid	349	936
Pomalyst/Imnovid	513	658
Sprycel	73	175
Abraxane	50	105
Other Legacy products(b)	156	199
Total Legacy Portfolio	5,277	5,638
Other revenue(c)	(15)	—
Total Revenues	$11,489	$11,201

United States	$7,788	$7,873
International	3,444	3,110
Other(d)	257	218
Total Revenues	$11,489	$11,201
(a)    Includes Abecma, Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues, including royalties received from Merck on Winrevair*.
(b)    Includes other mature brands.
(c)    Includes revenue hedging activities in 2026.
(d)    Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations, including royalties received from Merck on Winrevair*.

Revenue recognized from performance obligations satisfied in prior periods was $221 million and $444 million for the three months ended March 31, 2026 and 2025, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended March 31,
Dollars in millions	2026	2025
Revenues from alliances:
Net product sales	$4,148	$3,635
Alliance revenues	94	88
Total alliance revenues	$4,242	$3,723

Payments to/(from) alliance partners:
Cost of products sold	$2,066	$1,788
Selling, general and administrative	(66)	(65)
Research and development	71	77
Other (income)/expense, net	(12)	(12)

Dollars in millions	March 31, 2026	December 31, 2025
Selected alliance balance sheet information:
Receivables – from alliance partners	$163	$198
Accounts payable – to alliance partners	2,038	1,684
Deferred income – from alliances(a)	168	175
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2025 Form 10-K.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which is included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended March 31,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2026	2025	2026	2025	2026	2025
Diabetes business - royalties	$273	$276	$—	$—	$—	$(272)
Mature products and other	28	10	(24)	(9)	—	—
Total	$301	$286	$(24)	$(9)	$—	$(272)

Diabetes Business
As part of the BMS diabetes termination agreement with AstraZeneca, BMS received royalty payments of 14% in 2025 based on net sales. Royalty payments under this agreement terminated as of December 31, 2025.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in millions	2026	2025
Keytruda* royalties	$(159)	$(151)
Tecentriq* royalties	(14)	(12)
Contingent milestone income	—	(40)
Amortization of deferred income	(12)	(12)
Other royalties and licensing income	(10)	(43)
Royalty and licensing income	$(195)	$(259)

Keytruda* Patent License Agreement

BMS and Ono are parties to a global patent license agreement with Merck related to Merck's PD-1 antibody Keytruda*. Under the agreement, Merck is obligated to pay 2.5% royalties on global sales of Keytruda* from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively, after adjusting for each party's legal fees.

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

In-license and other arrangements

Reblozyl and Winrevair* License Agreements

BMS and Merck are parties to a global licensing agreement pursuant to which BMS licenses Reblozyl from Merck. Under the agreement, BMS is responsible for the development and commercialization of Reblozyl. BMS pays tiered royalties to Merck ranging from 20% to 24% of net sales, which are recorded in Cost of products sold. Royalty expense incurred by BMS under the agreement was $124 million and $106 million during the three months ended March 31, 2026 and 2025, respectively.

Additionally, BMS and Merck are parties to a separate global licensing agreement pursuant to which Merck licenses Winrevair*, a novel activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension, from BMS. Under the agreement, Merck is responsible for the development and commercialization of Winrevair*. BMS receives royalties from Merck equal to 22% of net sales, which are recorded in Other revenues. Royalties earned by BMS under the agreement were $124 million and $42 million during the three months ended March 31, 2026 and 2025, respectively.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended March 31,
Dollars in millions	2026	2025
Interest expense	$411	$494
Royalty income - divestitures (Note 4)	—	(272)
Royalty and licensing income (Note 4)	(195)	(259)
Investment income	(104)	(138)
Provision for restructuring (Note 6)	5	133
Litigation and other settlements	4	257
Equity investment (gains)/losses, net (Note 9)	(134)	78
Integration expenses (Note 6)	19	41
Other	27	4
Other (income)/expense, net	$32	$339

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

Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from acquisitions. For these plans, the remaining charges of approximately $65 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended March 31,
Dollars in millions	2026	2025
2023 Restructuring Plan	$(20)	$143
Other Acquisition Plans	21	47
Total charges	$1	$190

Employee termination costs	$(2)	$132
Other termination costs	7	1
Provision for restructuring	5	133
Integration expenses	19	41
Accelerated depreciation	—	15
Asset impairments	2	8
Other shutdown costs, net	(24)	(7)
Total charges	$1	$190

Cost of products sold	$—	$2
Selling, general and administrative	—	1
Research and development	1	21
Other (income)/expense, net	(1)	166
Total charges	$1	$190

The following summarizes the charges and spending related to restructuring plan activities:

	Three Months Ended March 31,
Dollars in millions	2026	2025
Beginning balance	$315	$297
Provision for restructuring	5	133
Payments	(143)	(145)
Foreign currency translation and other	(3)	3
Ending balance	$173	$288

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in millions	2026	2025
Earnings/(Loss) before income taxes	$3,240	$2,971
Income tax provision	561	509
Effective tax rate	17.3%	17.1%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The increase in the effective tax rate was primarily driven by jurisdictional earnings mix, partially offset by the impact of certain discrete adjustments.

Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the tax code.

During the three months ended March 31, 2026 and 2025, income tax payments were $239 million and $235 million.

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

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended March 31,
Amounts in millions, except per share data	2026	2025
Net earnings/(loss) attributable to BMS	$2,677	$2,456

Weighted-average common shares outstanding – basic	2,038	2,031
Incremental shares attributable to share-based compensation plans	9	9
Weighted-average common shares outstanding – diluted	2,047	2,040

Earnings/(Loss) per common share
Basic	$1.31	$1.21
Diluted	1.31	1.20

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was not material for the three months ended March 31, 2026 and 2025.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2026			December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$7,187	$—	$—	$6,891	$—
Marketable debt securities
Certificates of deposit	—	750	—	—	350	—
Corporate debt securities	—	422	—	—	439	—
U.S. Treasury securities	—	107	—	—	71	—
Derivative assets	—	316	—	—	303	—
Equity investments	237	—	85	552	—	85
Derivative liabilities	—	150	—	—	123	—
Contingent consideration liability
Contingent value rights(a)	—	—	607	3	—	607
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition. The fair value of contingent value rights was estimated using a probability-weighted expected return method.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2025 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of Level 2 equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of March 31, 2026 and December 31, 2025.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of March 31, 2026 and December 31, 2025.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	March 31, 2026	December 31, 2025
Equity investments with RDFV	$237	$552
Equity investments without RDFV	871	806
Limited partnerships and other investments	767	738
Total equity investments	$1,875	$2,096

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in millions	2026	2025
Equity investments with RDFV
Net (gains)/losses recognized	$(35)	$5
Less: net (gains)/losses recognized on investments sold	(6)	4
Net unrealized (gains)/losses recognized on investments still held	(29)	1

Equity investments without RDFV
Upward adjustments	(171)	—
Net realized (gains)/losses recognized on investments sold	35	19
Impairments and downward adjustments	62	45

Limited partnerships and other investments
Equity in net (income)/loss of affiliates and other adjustments	(25)	9

Total equity investment (gains)/losses	$(134)	$78

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of March 31, 2026 were $365 million and $238 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign currency exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign currency exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign currency exchange contracts, which are designated as cash flow hedges, are temporarily recorded in AOCL and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). Beginning in 2026, gains and losses on foreign currency cash flow hedges related to intercompany inventory sales, which were previously presented in Cost of products sold, are now presented in Alliance and other revenues due to a change in the nature of the hedged item. As of March 31, 2026, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax losses of $14 million into Alliance and other revenues for the Company's foreign currency exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $4.1 billion for the euro contracts and $1.0 billion for the Japanese yen contracts as of March 31, 2026.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $584 million as of March 31, 2026.

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

Net Investment Hedges

Cross-currency swap contracts of $707 million as of March 31, 2026 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $362 million and the euro of $345 million as of March 31, 2026. Foreign currency forward contracts and zero-cost collar contracts are also designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. As of March 31, 2026, the notional amounts for both of these contracts were zero.

During the three months ended March 31, 2026 and 2025, the amortization of gains related to the portion of the Company's net investment hedges that was excluded from the assessment of effectiveness was not material.

Fair Value Hedges

Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability in the consolidated balance sheets. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as an adjustment to interest expense over the remaining term of the hedged item.

Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in investing activities.

The following table summarizes the fair value and the notional values of outstanding derivatives:

	March 31, 2026				December 31, 2025
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,304	$187	$989	$(56)	$5,074	$145	$1,542	$(64)
Cross-currency swap contracts	584	52	—	—	584	65	—	—
Designated as net investment hedges
Cross-currency swap contracts	362	42	345	(41)	362	39	345	(48)
Designated as fair value hedges
Interest rate swap contracts	3,500	26	1,655	(9)	4,000	46	555	(5)
Not designated as hedges
Foreign currency exchange contracts	1,502	9	1,415	(19)	1,887	8	667	(5)
Total return swap contracts(c)	—	—	441	(24)	—	—	447	(1)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of gains and losses recognized on hedges:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Dollars in millions	Gains/(losses) recognized in Alliance and other revenues	(Gains)/losses recognized in Other (income)/expense, net	(Gains)/losses recognized in Cost of products sold	(Gains)/losses recognized in Other (income)/expense, net
Foreign currency exchange contracts	$(15)	$(22)	$(26)	$16
Cross-currency swap contracts	—	12	—	(50)
Interest rate swap contracts	—	(5)	—	(1)
Forward interest rate contracts	—	(1)	—	(1)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedges in Other comprehensive income/(loss):

	Three Months Ended March 31,
Dollars in millions	2026	2025
Derivatives designated as cash flow hedges
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	$67	$(216)
Reclassified to Alliance and other revenues	15	—
Reclassified to Cost of products sold	—	(26)
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(13)	24
Reclassified to Other (income)/expense, net	16	(48)
Forward interest rate contract gains/(losses):
Reclassified to Other (income)/expense, net	(1)	(1)
Derivatives designated as net investment hedges
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	9	(18)
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(1)	(63)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	March 31, 2026	December 31, 2025
Non-U.S. short-term financing obligations	$319	$284
Current portion of Long-term debt	1,988	1,977
Short-term debt obligations	$2,308	$2,261

Under its commercial paper program, BMS may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	March 31, 2026	December 31, 2025
Principal value	$43,665	$44,323
Adjustments to principal value:
Fair value of interest rate swap contracts	17	41
Unamortized basis adjustment from swap terminations	57	60
Unamortized bond discounts and issuance costs	(341)	(347)
Unamortized purchase price adjustments of Celgene debt	743	751
Total	$44,140	$44,827

Current portion of Long-term debt	$1,988	$1,977
Long-term debt	42,152	42,850
Total	$44,140	$44,827

The fair value of Long-term debt, including the current portion, was $40.2 billion as of March 31, 2026 and $41.5 billion as of December 31, 2025 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the three months ended March 31, 2026, $500 million of floating rate notes matured and were repaid.

Interest payments were $473 million and $624 million for the three months ended March 31, 2026 and 2025, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of March 31, 2026 and December 31, 2025, BMS had a five-year $5.0 billion revolving credit facility, which is extendable annually by one year with the consent of the lenders. In January 2026, the Company extended the termination date of the credit facility from January 2030 to January 2031. The facility provides for customary terms and conditions with no financial covenants and is used to provide backup liquidity for the Company's commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of March 31, 2026 and December 31, 2025.

Note 11. RECEIVABLES

Dollars in millions	March 31, 2026	December 31, 2025
Trade receivables	$8,860	$11,370
Less charge-backs and cash discounts	(857)	(1,720)
Less allowance for expected credit loss	(56)	(58)
Net trade receivables	7,946	9,592
Alliance, royalties, VAT and other	1,422	1,821
Receivables	$9,368	$11,414

Non-U.S. receivables sold on a nonrecourse basis were $37 million and $75 million for the three months ended March 31, 2026 and 2025, respectively. Receivables from the three largest customers in the U.S. represented 70% and 75% of total trade receivables as of March 31, 2026 and December 31, 2025, respectively.

Note 12. INVENTORIES

Dollars in millions	March 31, 2026	December 31, 2025
Finished goods	$894	$900
Work in process	3,101	3,159
Raw and packaging materials	310	281
Total inventories	$4,305	$4,340

Inventories	$2,756	$2,690
Other non-current assets	1,549	1,650

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	March 31, 2026	December 31, 2025
Land	$157	$157
Buildings	7,486	7,270
Machinery, equipment and fixtures	3,906	3,790
Construction in progress	1,541	1,619
Gross property, plant and equipment	13,090	12,836
Less accumulated depreciation	(5,431)	(5,293)
Property, plant and equipment	$7,658	$7,543
Depreciation expense was $139 million and $165 million for the three months ended March 31, 2026 and 2025, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2025	$21,754
Currency translation and other adjustments	(14)
Balance at March 31, 2026	$21,740

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	March 31, 2026			December 31, 2025
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology	6 years	$1,980	$(688)	$1,293	$1,980	$(605)	$1,375
Acquired marketed product rights	3 – 17 years	61,385	(52,000)	9,384	61,385	(51,646)	9,739
Capitalized software	3 – 10 years	1,476	(1,099)	377	1,453	(1,064)	389
IPRD		7,190	—	7,190	7,600	—	7,600
Total		$72,031	$(53,786)	$18,244	$72,418	$(53,315)	$19,103

Amortization expense of Other intangible assets was $472 million and $863 million during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, $410 million of IPRD impairment charges were recorded in Research and development expense. The charges represent a partial write-down of a radiopharmaceutical asset driven by an indication realignment within our portfolio as well as a partial write-down of a separate oncology asset based on recent clinical results.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	March 31, 2026	December 31, 2025
Income taxes	$2,565	$2,920
Research and development	834	753
Contract assets	149	192
Other	1,050	748
Other current assets	$4,597	$4,613

Dollars in millions	March 31, 2026	December 31, 2025
Equity investments (Note 9)	$1,875	$2,096
Operating leases	1,528	1,582
Inventories (Note 12)	1,549	1,650
Pension and postretirement	330	330
Research and development	247	250
Other	554	566
Other non-current assets	$6,082	$6,474

Dollars in millions	March 31, 2026	December 31, 2025
Rebates and discounts	$5,301	$8,844
Income taxes	909	979
Employee compensation and benefits	496	1,561
Research and development	1,514	1,434
Dividends	1,286	1,283
Interest	507	484
Royalties	452	537
Operating leases	199	202
Other	1,952	2,256
Other current liabilities	$12,616	$17,581

Dollars in millions	March 31, 2026	December 31, 2025
Income taxes	$1,311	$1,407
Pension and postretirement	317	330
Operating leases	1,770	1,826
Deferred income	155	169
Deferred compensation	476	487
Contingent value rights (Note 9)	607	607
Other	216	216
Other non-current liabilities	$4,853	$5,043

Note 16. EQUITY

The following table summarizes changes in equity during the three months ended March 31, 2026:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2025	2,923	$292	$46,387	$(1,524)	$16,896	887	$(43,579)	$33
Net earnings/(loss)	—	—	—	—	2,677	—	—	1
Other comprehensive income/(loss)	—	—	—	155	—	—	—	—
Cash dividends declared $0.63 per share	—	—	—	—	(1,286)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	64	—
Balance at March 31, 2026	2,923	$292	$46,374	$(1,370)	$18,287	881	$(43,515)	$34

The following table summarizes changes in equity during the three months ended March 31, 2025:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2024	2,923	$292	$46,024	$(1,238)	$14,912	894	$(43,655)	$53
Net earnings/(loss)	—	—	—	—	2,456	—	—	6
Other comprehensive income/(loss)	—	—	—	(185)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	59	—
Balance at March 31, 2025	2,923	$292	$46,011	$(1,424)	$16,106	888	$(43,597)	$59

The components of Other comprehensive income/(loss) were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$54	$(15)	$39	$(191)	$37	$(154)
Reclassified to net earnings(a)	29	(8)	22	(77)	16	(61)
Derivatives qualifying as cash flow hedges	83	(23)	60	(268)	53	(215)

Pension and postretirement benefits
Actuarial gains/(losses)	2	—	2	—	—	—
Amortization(b)	2	(1)	1	2	(1)	1
Settlements(b)	5	(1)	4	—	—	—
Pension and postretirement benefits	9	(2)	6	2	(1)	1

Marketable debt securities
Unrealized gains/(losses)	(4)	1	(3)	1	—	1

Foreign currency translation	93	(2)	91	9	19	28

Other comprehensive income/(loss)	$181	$(27)	$155	$(256)	$71	$(185)
(a)Included in Alliance and other revenues, Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

Dollars in millions	March 31, 2026	December 31, 2025
Derivatives qualifying as cash flow hedges	$97	$37
Pension and postretirement benefits	(560)	(566)
Marketable debt securities	—	3
Foreign currency translation(a)	(906)	(997)
Accumulated other comprehensive loss	$(1,370)	$(1,524)
(a)Includes net investment hedge gains of $112 million and $105 million as of March 31, 2026 and December 31, 2025, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in millions	2026	2025
Cost of products sold	$16	$15
Selling, general and administrative	58	56
Research and development	72	72
Total stock-based compensation expense	$146	$144

Income tax benefit	$30	$30

The number of units granted and the weighted-average fair value on the grant date for the three months ended March 31, 2026 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	10.7	$54.14
Market share units	1.0	$62.54
Performance share units	0.5	$58.43

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,236	$121	$68
Expected weighted-average period in years of compensation cost to be recognized	2.9	2.3	1.9

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
•The courts made final positive decisions in Norway, Spain, Sweden, and Switzerland. In addition, the courts made initial positive decisions in France, Belgium, Croatia, and the Netherlands which are now final, following settlement.
•The courts made initial negative decisions in Finland, Ireland, and Slovakia. In Slovakia, an appeal is pending. In Finland and Ireland, the appeals court overturned the initial decisions and remanded the cases to the lower court. The case in Ireland is now settled.
•The courts made initial positive decisions in Denmark, the Czech Republic, Greece, and Portugal. In Denmark and Greece, appeals are pending. In Portugal, the positive decision was upheld on appeal. In the Czech Republic, the appeals court remanded the case to the lower court, which confirmed the positive decision.

One or more generics have entered the market in Poland while proceedings are pending. Additional generic manufacturers may seek to market generic apixaban products in these or additional countries in Europe prior to the expiration of the Company's patents, which may lead to additional infringement and invalidity actions in Europe.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* Texas Litigation

In November 2025, BMS and certain Sanofi entities were named defendants in a Texas state court action in Harrison County, Texas brought by the attorney general of Texas (the “Texas AG") and by a qui tam relator on behalf of the State of Texas relating to the labeling, sales, and promotion of Plavix*. The case was removed to the U.S. District Court for the Eastern District of Texas but was remanded to state court in Harrison County in March 2026. Also in November 2025, BMS and certain Sanofi entities sued the Texas AG in state court in Travis County, Texas to enjoin the Texas AG's lawsuit, although in April 2026 the Travis County court abated that lawsuit pending disposition of the Harrison County case. No trial dates have been scheduled in either case.

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

Certain entities filed individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action. These actions were consolidated for pre-trial proceedings. Defendants moved for partial summary judgment in these consolidated actions. In August 2025, the court issued a partial summary judgment ruling, dismissing certain statements, although portions of the defendants’ summary judgment motion related to certain other alleged misstatements remained pending before the court. In January 2026, the parties reached a settlement to resolve the individual actions, and those actions have been closed by the court.

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

Pomalyst Antitrust Class Action
Beginning in September 2023, certain entities filed putative class actions against Celgene, BMS, and certain individuals in the U.S. District Court for the Southern District of New York asserting claims under various antitrust, consumer protection, and unjust enrichment laws in connection with activities related to obtaining and litigating certain Pomalyst patents. In March 2025, the court dismissed the complaints against Celgene, BMS and the named individuals. Plaintiffs sought leave to amend their complaints, and in March 2026, the court denied plaintiffs’ motion for leave to amend and entered judgment in favor of the defendants. In April 2026, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. In June 2025, an additional plaintiff filed a suit that is substantively identical to the cases described above, and in April 2026, that plaintiff stipulated to dismissal of its claims, subject to its right to appeal.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $60 million as of March 31, 2026, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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

EXECUTIVE SUMMARY

Our principal strategy is to combine the resources, scale and capability of a large pharmaceutical company with the speed, agility and focus on innovation typically found in the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology, hematology, immunology, cardiovascular, neuroscience and other areas where we can also create long-term value. Our priorities are to focus on transformational medicines where we have a competitive advantage, drive operational excellence and strategically allocate capital for long-term growth and shareholder returns. Our R&D strategy is designed to invest in the most promising science and to consistently execute in a way that translates that science into new medicines with the highest probability of success. To execute this strategy, we focus on three key priorities: science, execution, and value. Additionally, we are driving commercial execution in our key first-in-class and/or best-in-class marketed products, where we continue to expand and see potential for further expansion into the future. For further information on our strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy" in our 2025 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

During the first quarter of 2026, we made meaningful progress advancing our pipeline, highlighted by: (i) positive interim Phase III results from the SUCCESSOR‑2 study of oral mezigdomide in RRMM, (ii) positive Phase III results from the SCOUT-HCM trial of Camzyos in adolescents with symptomatic oHCM, (iii) positive top‑line results from a Phase II trial for Reblozyl in adults with Alpha (α)-Thalassemia, (iv) positive interim top‑line results from a Phase III trial conducted in China for iza-bren in previously treated unresectable locally advanced or metastatic TNBC, and (v) FDA acceptance of our NDA for iberdomide in combination with standard therapy for patients with RRMM. Additionally, Sotyktu was approved in the U.S. for the treatment of adults with active PsA and Opdivo was approved in the U.S. and EU for cHL.

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

Financial Highlights

	Three Months Ended March 31,
Dollars in millions, except per share data	2026	2025
Total Revenues	$11,489	$11,201

Diluted earnings/(loss) per share
GAAP	$1.31	$1.20
Non-GAAP	1.58	1.80

Revenues increased 3% during the first quarter of 2026. Demand increased across the Growth Portfolio and for Eliquis, which was partially offset by the impact of generics across the remainder of the Legacy Portfolio. Additionally, revenues were impacted by lower average net selling prices for the Legacy Portfolio and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues increased 1%.

The $0.11 increase in GAAP EPS for the first quarter of 2026 was primarily due to the impact of certain specified items, including lower amortization of acquired intangible assets, partially offset by higher IPRD impairment charges in 2026 and the expiry of royalty income on diabetes products at the end of 2025. After adjusting for specified items, the $0.22 decrease in non-GAAP EPS was primarily due to the expiry of royalty income on diabetes products at the end of 2025.

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For further information and reconciliations relating to our non-GAAP financial measures refer to "—Non-GAAP Financial Measures."

Economic and Market Factors

Governmental Actions

Ongoing regulatory focus on prescription drugs has increased pressures across our portfolio. These pressures have resulted in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which have negatively impacted, and may continue to negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. Under the IRA, the HHS announced the "maximum fair price" for a 30-day equivalent supply of Eliquis, which applies to the U.S. Medicare channel effective January 1, 2026 and the "maximum fair price" for a 30-day supply of Pomalyst, which applies to the U.S. Medicare channel effective January 1, 2027. Additionally, in January 2026, the HHS selected Orencia as a medicine subject to "negotiation" for government-set prices beginning in 2028. It is possible that more of our products could be selected in future years based upon the selection criteria currently utilized by the HHS or potentially expanded future criteria, or that the "maximum fair price" for our previously selected products could be renegotiated, each of which could, among other things, accelerate revenue erosion prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our results of operations, and it is possible that these changes may result in a material impact on our business and results of operations.

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

In accordance with the U.S. Government Agreement, BMS will receive certain U.S. tariff relief until January 2029, including for recently imposed tariffs relating to patented pharmaceuticals and associated pharmaceutical ingredients pursuant to the Presidential Proclamation dated April 2, 2026, and will not be subject to future pricing mandates in the U.S. while the agreement remains in effect.    However, such exemptions may be terminated or may not be extended. In addition, we remain subject to any current or future pricing mandates implemented outside of the U.S. It is possible that such regulations may result in a material impact on our business and results of operations.

See risk factors on governmental action items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins”, “—We could lose market exclusivity of a product earlier than expected”, “—We could experience difficulties, delays and disruptions in our supply chain as well as in the manufacturing, distribution and sale of our products”, “—Changes to tax regulations could negatively impact our earnings” and "—Adverse changes in U.S. and global economic and political conditions could adversely affect our operations and profitability" in our 2025 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2026 as of April 30, 2026:

Product	Date	Approval

Breyanzi	April 2026	Japan's Ministry of Health Labour and Welfare approval of Breyanzi for the treatment of both relapsed or refractory MCL and relapsed or refractory MZL.

Opdivo	March 2026
Announced FDA approval of Opdivo in combination with doxorubicin, vinblastine and dacarbazine (AVD), for the treatment of adult and pediatric patients 12 years and older with previously untreated, Stage III or IV cHL.

Announced EC approval of Opdivo in combination with brentuximab vedotin, for the treatment of children 5 years of age and older, adolescents, and adults up to 30 years of age with relapsed or refractory cHL after one prior line of therapy.

Sotyktu	March 2026	Announced FDA approval of Sotyktu, for the treatment of adults with active PsA.

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the first quarter of 2026.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended March 31,
Dollars in millions	2026	2025	% Change	Foreign Exchange(b)
United States	$7,788	$7,873	(1)%	—%
International	3,444	3,110	11%	8%
Other(a)	257	218	18%	(7)%
Total revenues	$11,489	$11,201	3%	2%
(a)    Includes royalties and alliance-related revenues for products not sold by our regional commercial organizations, including royalties received from Merck on Winrevair*.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.
United States

•U.S. revenues decreased 1% during the first quarter of 2026, reflecting higher demand across the Growth Portfolio and for Eliquis, offset by the impact of generic erosion within the remainder of the Legacy Portfolio. Additionally, revenues were impacted by lower average net selling prices for the Legacy Portfolio. Average U.S. net selling prices decreased 1% compared to the corresponding period a year ago.

International

•International revenues increased 11% during the first quarter of 2026, primarily due to higher demand across the Growth Portfolio and for Eliquis, partially offset by generic erosion within the remainder of the Legacy Portfolio. Excluding the impacts of foreign exchange, international revenues increased 3% during the first quarter of 2026.

No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2026 and 2025. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in millions	2026	2025	% Change
Gross product sales	$16,926	$19,874	(15)%
GTN adjustments
Charge-backs and cash discounts	(2,467)	(2,958)	(17)%
Medicaid and Medicare rebates	(1,875)	(3,840)	(51)%
Other rebates, returns, discounts and adjustments	(1,416)	(2,190)	(35)%
Total GTN adjustments	(5,758)	(8,988)	(36)%
Net product sales	$11,168	$10,886	3%

GTN adjustments percentage	34%	45%	(11)%
U.S.	38%	51%	(13)%
Non-U.S.	21%	21%	—%

Reductions/(increases) to provisions for product sales made in prior periods resulting from changes in estimates were $(21) million and $289 million for the three months ended March 31, 2026 and 2025, respectively. The reduction to provision recognized for the three months ended March 31, 2025 primarily related to lower than expected Medicaid utilization. The changes in gross product sales and GTN adjustments were primarily due to a list price reduction for Eliquis in the U.S. in 2026.

GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates.

Product Revenues

	Three Months Ended March 31,
Dollars in millions	2026	2025	% Change
Growth Portfolio
Opdivo	$2,146	$2,265	(5)%
U.S.	1,159	1,332	(13)%
International & Other	988	933	6%

Opdivo Qvantig	163	9	>200%
U.S.	131	8	>200%
International & Other	32	—	>200%

Orencia	818	770	6%
U.S.	590	555	6%
International & Other	228	215	6%

Yervoy	651	624	4%
U.S.	367	394	(7)%
International & Other	284	230	24%

Reblozyl	555	478	16%
U.S.	440	390	13%
International & Other	116	89	30%

Breyanzi	411	263	56%
U.S.	292	204	43%
International & Other	120	60	101%

Opdualag	295	252	17%
U.S.	246	228	8%
International & Other	49	25	98%

Camzyos	314	159	97%
U.S.	229	126	82%
International & Other	85	33	155%

Zeposia	118	107	11%
U.S.	69	61	14%
International & Other	49	46	7%

Sotyktu	69	55	24%
U.S.	35	32	10%
International & Other	33	23	43%

Krazati	50	48	4%
U.S.	46	44	4%
International & Other	3	4	(6)%

Cobenfy	56	27	107%
U.S.	56	27	107%
International & Other	—	—	N/A

Other Growth Products(a)	581	507	15%
U.S.	212	233	(9)%
International & Other	369	274	35%

Total Growth Portfolio	$6,227	$5,563	12%
U.S.	3,872	3,633	7%
International & Other	2,355	1,930	22%

Legacy Portfolio
Eliquis	$4,137	$3,565	16%
U.S.	3,077	2,646	16%
International & Other	1,059	919	15%

Revlimid	349	936	(63)%
U.S.	278	809	(66)%
International & Other	71	127	(44)%

Pomalyst/Imnovid	513	658	(22)%
U.S.	439	537	(18)%
International & Other	74	122	(39)%

Sprycel	73	175	(58)%
U.S.	36	126	(71)%
International & Other	37	49	(25)%

Abraxane	50	105	(53)%
U.S.	12	40	(71)%
International & Other	38	65	(42)%

Other Legacy Products(b)	156	199	(21)%
U.S.	74	82	(10)%
International & Other	82	116	(30)%

Total Legacy Portfolio	$5,277	$5,638	(6)%
U.S.	3,916	4,240	(8)%
International & Other	1,361	1,398	(3)%

Other revenue(c)	$(15)	$—	N/A
International & Other	(15)	—	N/A

Total Revenues	$11,489	$11,201	3%
U.S.	7,788	7,873	(1)%
International & Other	3,701	3,328	11%

(a)    Includes Abecma, Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues, including royalties received from Merck on Winrevair*.
(b)    Includes other mature brands.
(c)    Includes revenue hedging activities in 2026.

Growth Portfolio

•Opdivo revenues decreased 5% during the first quarter of 2026, primarily due to changes in sales channel inventory and timing of customer orders in the U.S., partially offset by foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues decreased 8%.

•Opdivo Qvantig revenues increased more than 200% during the first quarter of 2026, primarily due to higher demand as a result of the product's launch in 2025.

•Orencia revenues increased 6% during the first quarter of 2026, primarily due to higher demand in the U.S. and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues increased 5%. Formulation and additional patents expire in 2026 and beyond. In April 2026, BMS entered into agreements with Dr. Reddy's Laboratories that allow for (i) an Orencia biosimilar for intravenous administration to be marketed in the U.S. upon approval and (ii) an Orencia biosimilar for subcutaneous administration to be marketed in the U.S. as early as February 2028. BMS is not aware of an Orencia biosimilar currently on the market in the U.S., EU or Japan.

•Yervoy revenues increased 4% during the first quarter of 2026, primarily due to higher demand across international markets and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased 2%. BMS is not aware of a Yervoy biosimilar on the market in the U.S., EU or Japan.

•Reblozyl revenues increased 16% during the first quarter of 2026, primarily due to higher demand and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 15%.

•Breyanzi revenues increased 56% during the first quarter of 2026, primarily due to higher demand and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased 53%.

•Opdualag revenues increased 17% during the first quarter of 2026, primarily due to higher demand and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues increased 15%.

•Camzyos revenues increased 97% during the first quarter of 2026, primarily due to higher demand and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 94%.

•Zeposia revenues increased 11% during the first quarter of 2026, primarily due to higher demand in the U.S. and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 7%.

•Sotyktu revenues increased 24% during the first quarter of 2026, primarily due to higher demand across international markets and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues increased 20%.

•Krazati revenues increased 4% during the first quarter of 2026, primarily due to higher demand in the U.S. and foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 3%.

•Cobenfy revenues increased 107% during the first quarter of 2026, primarily due to higher demand in the U.S.

Legacy Portfolio

•Eliquis revenues increased 16% during the first quarter of 2026, primarily due to higher demand in the U.S. and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased 13%. Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers have sought to challenge our Eliquis patents and related SPCs and have begun marketing generic versions of Eliquis in certain countries prior to the expiry of our patents and related SPCs, which has led to the filing of infringement and invalidity actions involving our Eliquis patents and related SPCs being filed in various countries in Europe. In the EU, the apixaban composition of matter patents and related SPCs expire in November 2026. Additionally, in November 2025, BMS and Pfizer initiated a patent infringement action against an applicant seeking approval to market apixaban products in the U.S. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

•Revlimid revenues decreased 63% during the first quarter of 2026, primarily due to lower demand in the U.S. as a result of generic erosion. In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. As of January 31, 2026, these licenses are no longer volume-limited. In the EU and Japan, generic lenalidomide products have entered the market.

•Pomalyst/Imnovid revenues decreased 22% during the first quarter of 2026, primarily due to lower demand as a result of generic erosion. In the U.S. (March 2026) and EU, generics have entered the market.

•Sprycel revenues decreased 58% during the first quarter of 2026, primarily due to lower demand as a result of generic erosion. Excluding foreign exchange impacts, revenues decreased 59%. In the U.S., EU and Japan, generics have entered the market.

•Abraxane revenues decreased 53% during the first quarter of 2026, primarily due to lower demand as a result of generic erosion, partially offset by foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased 54%.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— SEC Consent Order" in our 2025 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of March 31, 2026, for our U.S. distribution channels, and as of December 31, 2025, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 90% of total gross sales of U.S. products during the three months ended March 31, 2026. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the three months ended March 31, 2026 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in millions	2026	2025	% Change
Cost of products sold(a)	$3,421	$3,033	13%
Selling, general and administrative	1,617	1,584	2%
Research and development	2,649	2,257	17%
Acquired IPRD	94	188	(50)%
Amortization of acquired intangible assets	437	830	(47)%
Other (income)/expense, net	32	339	(90)%
Total Expenses	$8,250	$8,230	—%
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $388 million in the first quarter of 2026, primarily due to higher alliance profit sharing and product mix.

Selling, General and Administrative

Selling, general and administrative expense increased by $32 million in the first quarter of 2026, primarily due to higher investments in new product launches, partially offset by cost savings from the Company's ongoing strategic productivity initiative.

Research and Development

Research and development expense increased by $393 million in the first quarter of 2026, primarily due to IPRD impairment charges of $410 million, partially offset by cost savings from the Company's ongoing strategic productivity initiative.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended March 31,
Dollars in millions	2026	2025
BioArctic upfront fee	$—	$100
Evotec designation and opt-in license fees	10	83
Other	84	5
Acquired IPRD	$94	$188

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $393 million in the first quarter of 2026, primarily due to the lower amortization expense related to Pomalyst. The Pomalyst acquired marketed product right was fully amortized in the fourth quarter of 2025.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $306 million in the first quarter of 2026 as discussed below.

	Three Months Ended March 31,
Dollars in millions	2026	2025
Interest expense	$411	$494
Royalty income - divestitures	—	(272)
Royalty and licensing income	(195)	(259)
Investment income	(104)	(138)
Provision for restructuring	5	133
Litigation and other settlements	4	257
Equity investment (gains)/losses	(134)	78
Integration expenses	19	41
Other	27	4
Other (income)/expense, net	$32	$339

•As part of our diabetes termination agreement with AstraZeneca, we received royalty payments based on net sales, which terminated as of December 31, 2025.
•Litigation and other settlements includes amounts related to pricing, sales and promotional practices disputes in the first quarter of 2025.
•Gains on equity investments during the first quarter of 2026 are primarily driven by upward adjustments in equity investments without RDFV. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information.

Income Taxes

	Three Months Ended March 31,
Dollars in millions	2026	2025
Earnings/(Loss) before income taxes	$3,240	$2,971
Income tax provision	561	509
Effective tax rate	17.3%	17.1%

Impact of specified items	0.9%	(2.1)%
Effective tax rate excluding specified items	18.3%	15.1%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The increase in the effective tax rate was primarily driven by jurisdictional earnings mix, partially offset by the impact of certain discrete adjustments. Excluding the impact of specified items, the increase in the effective tax rate was primarily driven by jurisdictional earnings mix.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) pension, legal and other contractual settlement charges, (viii) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnerships and other investments), and (ix) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates, as well as certain other significant tax items. We also provide worldwide and international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on April 30, 2026 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in millions	2026	2025

Inventory purchase price accounting adjustments	$13	$13
Site exit and other costs	—	2
Cost of products sold	13	14

Site exit and other costs	—	1
Selling, general and administrative	—	1

IPRD impairments	410	—
Site exit and other costs	1	21
Research and development	411	21

Amortization of acquired intangible assets	437	830

Interest expense	(9)	(12)
Provision for restructuring	5	133
Litigation and other settlements	—	246
Equity investment (gains)/losses	(134)	77
Integration expenses	19	41
Other	(22)	3
Other (income)/expense, net	(140)	489

Increase to earnings/(loss) before income taxes	721	1,356

Income taxes on items above	(161)	(143)

Increase to net earnings/(loss) attributable to BMS	$560	$1,212

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in millions, except per share data	2026	2025
Net earnings/(loss) attributable to BMS
GAAP	$2,677	$2,456
Specified items	560	1,212
Non-GAAP	$3,237	$3,668

Weighted-average common shares outstanding – diluted	2,047	2,040

Diluted earnings/(loss) per share attributable to BMS
GAAP	$1.31	$1.20
Specified items	0.27	0.59
Non-GAAP	$1.58	$1.80

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2026	December 31, 2025
Cash and cash equivalents	$9,574	$10,209
Marketable debt securities – current	912	464
Marketable debt securities – non-current	366	396
Total cash, cash equivalents and marketable debt securities	10,853	11,069
Short-term debt obligations	(2,308)	(2,261)
Long-term debt	(42,152)	(42,850)
Net debt position	$(33,607)	$(34,043)

We believe that our existing cash, cash equivalents and marketable debt securities together with our ability to generate cash from operations and our access to short-term and long-term borrowings are sufficient to satisfy our existing and anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the three months ended March 31, 2026, our net debt position decreased by $436 million primarily driven by cash provided by operations of $1.1 billion and proceeds from the sale of equity investment securities, partially offset by dividend payments of $1.3 billion.

During the three months ended March 31, 2026, $500 million of floating rate notes matured and were repaid.

Under our commercial paper program, we may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance.

As of March 31, 2026 and December 31, 2025, we had a five-year $5.0 billion revolving credit facility, which is extendable annually by one year with the consent of the lenders. In January 2026, we extended the termination date of the credit facility from January 2030 to January 2031. No borrowings were outstanding under the revolving credit facility as of March 31, 2026 and December 31, 2025.

Dividend payments were $1.3 billion during the three months ended March 31, 2026. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

During the three months ended March 31, 2026 and 2025, income tax payments were $239 million and $235 million.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in millions	2026	2025
Cash flow provided by/(used in):
Operating activities	$1,104	$1,954
Investing activities	(131)	(499)
Financing activities	(1,560)	(993)
Operating Activities

The $850 million decrease in cash provided by operating activities compared to 2025 was driven by lower net customer receipts, primarily due to a list price reduction for Eliquis, and higher litigation-related disbursements, partially offset by lower expenses due to the ongoing strategic productivity initiative.

Investing Activities

Cash used in investing activities during 2026 was primarily driven by net purchases of marketable debt securities of $422 million, partially offset by proceeds from the sale of equity investment securities of $391 million.

Financing Activities

Cash used in financing activities during 2026 was primarily driven by dividend payments of $1.3 billion and the repayment of $500 million of floating rate notes.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the first quarter of 2026 as of April 30, 2026:

Product	Indication	Date	Developments

Breyanzi	MCL & MZL	April 2026
Japan's Ministry of Health Labour and Welfare approval of Breyanzi for the treatment of both relapsed or refractory MCL and relapsed or refractory MZL. This approval is based on Cohort 4 of the Phase II TRANSCEND FL study and the MCL cohort of the Phase I TRANSCEND NHL study.

Camzyos	oHCM	March 2026
Announced positive data from the Phase III SCOUT-HCM trial of Camzyos, the first study of a cardiac myosin inhibitor (CMI) in adolescents (ages 12 years to <18 years) with symptomatic oHCM. The trial met its primary endpoint, demonstrating a clinically meaningful and statistically significant reduction from baseline in Valsalva left ventricular outflow tract (LVOT) gradient at Week 28 versus placebo. Additionally, Camzyos showed meaningful improvement over placebo in multiple secondary endpoints at 28 weeks, and similar safety findings were observed in the Camzyos and placebo groups.

Cobenfy	Schizophrenia	March 2026
Announced data from Phase IV clinical trial evaluating the symptom stability, safety and tolerability of Cobenfy when switching adult outpatients with schizophrenia from an oral atypical antipsychotic to Cobenfy monotherapy. Through 8 weeks, patients remained stable with mean Positive and Negative Syndrome Scale (PANSS) total scores remaining below baseline, and no new safety signals were observed, regardless of cross-titration duration. These findings provide important evidence to help inform treatment switch strategies in clinical practice.

iberdomide	RRMM	February 2026
The FDA has accepted an NDA for iberdomide combined with standard treatment (daratumumab + dexamethasone - IberDd) in patients with RRMM. The FDA has granted a PDUFA date of August 17, 2026 for this indication. The filing was based on results from a planned analysis of MRD negativity rates in the Phase III EXCALIBER-RRMM study evaluating iberdomide as a treatment for RRMM patients. The EXCALIBER-RRMM trial is ongoing and patients continue to be evaluated for PFS.

iza-bren	TNBC	February 2026
Announced with SystImmune that SystImmune’s parent company, Sichuan Biokin Pharmaceutical Co., Ltd., reported positive interim topline results from BL-B01D1-307, a Phase III study conducted in China evaluating iza-bren in patients with unresectable locally advanced or metastatic TNBC whose disease progressed following prior taxane therapy. In the pre-specified interim analysis, topline results showed that iza-bren demonstrated statistically significant and clinically meaningful improvement in both PFS and overall survival (OS) compared to chemotherapy of physician’s choice, meeting both dual primary endpoints.

mezigdomide	RRMM	March 2026
Announced positive interim Phase III results from the SUCCESSOR-2 study. In the trial, oral mezigdomide in combination with carfilzomib and dexamethasone (MeziKd) demonstrated statistically significant and clinically meaningful improvement in PFS versus carfilzomib and dexamethasone alone (Kd) in patients with RRMM. Safety findings were consistent with the known profile of mezigdomide and the combination regimen. Patients will continue to be followed for survival and safety.

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

Opdivo	cHL	March 2026
Announced FDA approval of Opdivo in combination with doxorubicin, vinblastine and dacarbazine (AVD) for the treatment of adult and pediatric patients 12 years and older with previously untreated, Stage III or IV cHL. The approval is based on results from the Phase III SWOG 1826 study, which demonstrated a statistically significant improvement in the primary endpoint of PFS for patients who received Opdivo in combination with AVD.

Announced EC approval of Opdivo in combination with brentuximab vedotin, for the treatment of children 5 years of age and older, adolescents, and adults up to 30 years of age with relapsed or refractory cHL after one prior line of therapy. The approval is based on results from the Phase II CheckMate -744 study.

Reblozyl	Anemia	February 2026
Announced positive topline Phase II results from the registrational study NCT05664737, evaluating Reblozyl versus placebo for anemia in adults with Alpha-Thalassemia. The NTD and TD cohorts of the study met their respective primary endpoints, with Reblozyl demonstrating a statistically significant and clinically meaningful increase in hemoglobin levels in NTD patients with Alpha‑Thalassemia, and a statistically significant and clinically meaningful decrease in red blood cell (RBC) transfusion burden in TD patients with Alpha‑Thalassemia. The study also met all key secondary endpoints.

Sotyktu	PsA	March 2026	Announced FDA approval of Sotyktu, for the treatment of adults with active PsA. This approval is based on the positive results from the pivotal Phase III POETYK PsA-1 and POETYK PsA-2 trials.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2026. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions, alliances and other business development activities, the impact of any pandemic or epidemic on our operations and the development and commercialization of our products, laws, agreements and regulations to lower drug prices, government actions relating to the imposition of new tariffs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2025 Form 10-K, particularly under the section "Item 1A. Risk Factors," and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2025 Form 10-K. There have been no material changes to our market risk during the three months ended March 31, 2026.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
January 1 to 31, 2026	48,345	$54.48	—	$5,014
February 1 to 28, 2026	13,108	$56.57	—	$5,014
March 1 to 31, 2026	2,442,613	$60.15	—	$5,014
Three months ended March 31, 2026	2,504,066		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. From time to time thereafter, the Board approved additional share repurchase authorizations totaling an amount of $25.0 billion, including the most recent authorization of $3.0 billion in December 2023. The remaining share repurchase capacity under the program was $5.0 billion as of March 31, 2026. Our share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K). The Exhibits designated by the symbol ‡‡ are management contracts or compensatory plans or arrangements.

Exhibit No.	Description
‡‡10a.	Form of 2026 Performance Share Units Award Agreement under the 2021 Stock Award and Incentive Plan (filed herewith).
‡‡10b.	Form of 2026 Market Share Units Award Agreement under the 2021 Stock Award and Incentive Plan (filed herewith).
‡‡10c.	Form of 2026 Restricted Stock Units Award Agreement with three-year, four-year, or five-year prorated vesting under the 2021 Stock Award and Incentive Plan (filed herewith).
‡‡10d.	Form of 2026 Restricted Stock Units Award Agreement with three-year cliff vesting under the 2021 Stock Award and Incentive Plan (filed herewith).
‡‡10e.	Form of 2026 Restricted Stock Units Award Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).
‡‡10f.	Form of 2026 Restricted Stock Units Award Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).
31a.	Section 302 Certification Letter (filed herewith).
31b.	Section 302 Certification Letter (filed herewith).
32a.	Section 906 Certification Letter (furnished herewith).
32b.	Section 906 Certification Letter (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Gleevec is a trademark of Novartis AG; Keytruda and Winrevair are trademarks of Merck & Co., Inc., Rahway, NJ, USA; Plavix is a trademark of Sanofi; and Tecentriq is a trademark of Genentech, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025	MZL	marginal zone lymphoma
ANDA	Abbreviated New Drug Application	Mirati	Mirati Therapeutics, Inc.
AstraZeneca	AstraZeneca PLC	NDA	New Drug Application
API	Active Pharmaceutical Ingredient	NTD	non-transfusion-dependent
AOCL	Accumulated other comprehensive loss	NHL	Non-Hodgkin's Lymphoma
BioArctic	BioArctic AB	oHCM	Obstructive Hypertrophic Cardiomyopathy
Celgene	Celgene Corporation	Ono	Ono Pharmaceutical Co., Ltd
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	PD-1	programmed cell death protein 1
cHL	classical Hodgkins Lymphoma	PD-L1	programmed death-ligand 1
CVR	Contingent value right	PDUFA	Prescription Drug User Fee Act
Dr. Reddy's Laboratories	Dr. Reddy’s Laboratories, Limited and Dr. Reddy’s Laboratories, Inc.	Pfizer	Pfizer, Inc.
EC	European Commission	PFS	progression-free survival
EPS	earnings per share	PsA	psoriatic arthritis
EU	European Union	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended March 31, 2026
Evotec	Evotec SE	R&D	research and development
Exchange Act	the Securities Exchange Act of 1934	RDFV	readily determinable fair values
FASB	Financial Accounting Standards Board	REMS	risk evaluation and mitigation strategy
FDA	U.S. Food and Drug Administration	Roche	F. Hoffman-La Roche & Co.
GAAP	generally accepted accounting principles	RRMM	relapsed or refractory multiple myeloma
GTN	gross-to-net	Sanofi	Sanofi S.A.
HCM	hypertrophic cardiomyopathy	SEC	U.S. Securities and Exchange Commission
HHS	Health and Human Services	SPC	Supplementary Protection Certificate
IPRD	in-process research and development	SystImmune	SystImmune, Inc.
IRA	Inflation Reduction Act of 2022	TD	transfusion-dependent
IRS	Internal Revenue Service	TNBC	triple negative breast cancer
IT	Information Technology	U.K.	United Kingdom
Merck	Merck & Co., Inc., Rahway, NJ, USA	U.S.	United States
MCL	mantle cell lymphoma	VAT	value added tax
MRD	minimal residual disease

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 30, 2026	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph. D. Chair of the Board and Chief Executive Officer

Date:	April 30, 2026	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer