Form 10-Q
period 2026-06-30
BRISTOL MYERS SQUIBB CO
filed 2026-07-30
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
At July 22, 2026, there were 2,042,714,656 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2026

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	44

Item 4.
Controls and Procedures	44

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	44

Item 1A.
Risk Factors	44

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 5.
Other Information	44

Item 6.
Exhibits	45

Summary of Abbreviated Terms	46
Signatures	47
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product sales	$12,588	$11,909	$23,756	$22,794
Alliance and other revenues	385	360	706	676
Total Revenues	12,973	12,269	24,462	23,470

Cost of products sold(a)	3,726	3,372	7,146	6,404
Selling, general and administrative	1,826	1,713	3,443	3,297
Research and development	2,959	2,580	5,608	4,837
Acquired IPRD	—	1,508	94	1,695
Amortization of acquired intangible assets	437	830	874	1,660
Other (income)/expense, net	(61)	494	(28)	833
Total Expenses	8,887	10,496	17,137	18,726

Earnings/(Loss) before income taxes	4,086	1,773	7,326	4,744
Income tax provision	770	460	1,331	969
Net earnings/(loss)	3,316	1,313	5,994	3,775
Noncontrolling interest	(1)	2	—	9
Net earnings/(loss) attributable to BMS	$3,317	$1,310	$5,994	$3,766

Earnings/(Loss) per common share:
Basic	$1.62	$0.64	$2.94	$1.85
Diluted	1.62	0.64	2.93	1.85
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings/(loss)	$3,316	$1,313	$5,994	$3,775
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	33	(228)	93	(443)
Pension and postretirement benefits	1	2	7	3
Marketable debt securities	(1)	1	(4)	1
Foreign currency translation	47	95	138	122
Total other comprehensive income/(loss)	79	(130)	234	(316)

Comprehensive income/(loss)	3,395	1,183	6,228	3,459
Comprehensive income/(loss) attributable to noncontrolling interest	(1)	2	—	9
Comprehensive income/(loss) attributable to BMS	$3,396	$1,181	$6,228	$3,450
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$8,722	$10,209
Marketable debt securities	2,345	464
Receivables	10,553	11,414
Inventories	2,737	2,690
Other current assets	4,222	4,613
Total Current assets	28,579	29,390
Property, plant and equipment	7,791	7,543
Goodwill	21,740	21,754
Other intangible assets	17,387	19,103
Deferred income taxes	5,362	5,378
Marketable debt securities	397	396
Other non-current assets	6,378	6,474
Total Assets	$87,634	$90,038

LIABILITIES
Current liabilities:
Short-term debt obligations	$1,027	$2,261
Accounts payable	4,158	3,575
Other current liabilities	13,474	17,581
Total Current liabilities	18,659	23,417
Deferred income taxes	222	222
Long-term debt	42,093	42,850
Other non-current liabilities	4,341	5,043
Total Liabilities	65,315	71,533

Commitments and Contingencies (see Note 18)

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	46,504	46,387
Accumulated other comprehensive loss	(1,290)	(1,524)
Retained earnings	20,316	16,896
Less cost of treasury stock	(43,504)	(43,579)
Total BMS Shareholders’ equity	22,319	18,473
Noncontrolling interest	—	33
Total Equity	22,319	18,506
Total Liabilities and Equity	$87,634	$90,038
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net earnings/(loss)	$5,994	$3,775
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	1,188	2,023
Deferred income taxes	(34)	(214)
Stock-based compensation	281	281
Impairment charges	834	318
Divestiture gains and royalties	(176)	(585)
Acquired IPRD	94	1,695
Equity investment (gains)/losses, net	(248)	100
Contingent consideration fair value adjustments	—	336
Other adjustments	22	(2)
Changes in operating assets and liabilities:
Receivables	504	(469)
Inventories	(22)	(165)
Accounts payable	380	(72)
Rebates and discounts	(3,135)	254
Income taxes payable	(335)	(567)
Other	(850)	(837)
Net cash provided by operating activities	4,497	5,871
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	964	744
Purchase of marketable debt securities	(2,851)	(1,257)
Proceeds from sales of equity investments	429	12
Capital expenditures	(652)	(621)
Divestiture and other proceeds	521	513
Acquisition and other payments, net of cash acquired	(156)	(363)
Net cash provided by/(used in) investing activities	(1,745)	(972)
Cash Flows From Financing Activities:
Other short-term financing obligations, net	191	426
Repayments of long-term debt	(1,720)	(643)
Dividends	(2,570)	(2,520)
Stock option proceeds and other, net	(91)	(92)
Net cash provided by/(used in) financing activities	(4,190)	(2,829)
Effect of exchange rates on cash, cash equivalents and restricted cash	(58)	194
Increase/(decrease) in cash, cash equivalents and restricted cash	(1,496)	2,264
Cash, cash equivalents and restricted cash at beginning of period	10,218	10,347
Cash, cash equivalents and restricted cash at end of period	$8,722	$12,611
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2026 and December 31, 2025, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the 2025 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

The following table represents the significant segment expenses regularly provided to the CEO:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Research(a)	$274	$291	$567	$605
Drug Development(b)	1,106	1,095	2,234	2,176
Other(c)	1,579	1,195	2,808	2,057
Research and development	$2,959	$2,580	$5,608	$4,837
(a)    Includes costs to support the discovery and development of new molecular entities through pre-clinical studies.
(b)    Includes costs to support clinical development of potential new products, including expansion of indications for existing products through Phase I, Phase II and Phase III clinical studies.
(c)    Includes costs to support manufacturing development of pre-approved products, medical support of marketed products, IPRD impairment charges, costs to acquire a priority review voucher and proportionate allocations of enterprise-wide costs including facilities, information technology, and other appropriate costs.

Use of Estimates and Judgments

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates used in determining accounting for acquisitions, including asset valuations; impairments of long-lived assets; charge-backs, cash discounts, sales rebates, returns and other adjustments; legal contingencies; and income taxes. Actual results may differ from estimates.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance on income statement disclosures. The guidance aims to provide enhanced disclosures of income statement expenses to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The new guidance will result in incremental disclosures within the footnotes to the Company's financial statements, and the Company is currently updating its financial reporting processes and systems to support the new disclosure requirements.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Net product sales	$12,588	$11,909	$23,756	$22,794
Alliance revenues	104	119	198	208
Other revenues	281	241	508	468
Total Revenues	$12,973	$12,269	$24,462	$23,470

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Gross product sales	$18,179	$22,181	$35,105	$42,054
GTN adjustments(a)
Charge-backs and cash discounts	(2,372)	(3,407)	(4,839)	(6,365)
Medicaid and Medicare rebates	(1,759)	(4,516)	(3,634)	(8,356)
Other rebates, returns, discounts and adjustments	(1,460)	(2,348)	(2,876)	(4,538)
Total GTN adjustments(b)	(5,592)	(10,272)	(11,349)	(19,260)
Net product sales	$12,588	$11,909	$23,756	$22,794
(a)     Includes reductions/(increases) to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $88 million and $67 million for the three and six months ended June 30, 2026 and $42 million and $331 million for the three and six months ended June 30, 2025, respectively.
(b)     Includes U.S. GTN adjustments of $4.7 billion and $9.5 billion for the three and six months ended June 30, 2026 and $9.5 billion and $17.6 billion for the three and six months ended June 30, 2025, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Growth Portfolio
Opdivo	$2,485	$2,560	$4,631	$4,824
Opdivo Qvantig	261	30	424	38
Orencia	1,034	963	1,852	1,733
Yervoy	769	728	1,420	1,351
Reblozyl	735	568	1,291	1,046
Breyanzi	484	344	896	607
Opdualag	349	284	644	537
Camzyos	416	260	729	419
Zeposia	169	150	287	257
Sotyktu	87	70	156	126
Krazati	55	48	105	96
Cobenfy	63	35	119	62
Other Growth products(a)	653	557	1,234	1,063
Total Growth Portfolio	7,560	6,596	13,787	12,159
Legacy Portfolio
Eliquis	4,481	3,680	8,617	7,245
Revlimid	425	838	773	1,774
Pomalyst/Imnovid	204	708	717	1,366
Sprycel	88	120	160	295
Abraxane	55	105	105	210
Other Legacy products(b)	170	223	326	421
Total Legacy Portfolio	5,422	5,673	10,699	11,311
Other revenue(c)	(9)	—	(23)	—
Total Revenues	$12,973	$12,269	$24,462	$23,470

United States	$8,991	$8,519	$16,779	$16,392
International	3,664	3,481	7,108	6,590
Other(d)	318	270	575	488
Total Revenues	$12,973	$12,269	$24,462	$23,470
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

Revenue recognized from performance obligations satisfied in prior periods was $356 million and $577 million for the three and six months ended June 30, 2026 and $230 million and $674 million for the three and six months ended June 30, 2025, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Revenues from alliances:
Net product sales	$4,485	$3,720	$8,633	$7,355
Alliance revenues	104	119	198	208
Total alliance revenues	$4,588	$3,840	$8,831	$7,563

Payments to/(from) alliance partners:
Cost of products sold	$2,206	$1,827	$4,272	$3,615
Selling, general and administrative	(85)	(68)	(151)	(133)
Research and development	81	75	152	151
Acquired IPRD	—	1,500	—	1,500
Other (income)/expense, net	(12)	(10)	(24)	(22)

Dollars in millions	June 30, 2026	December 31, 2025
Selected alliance balance sheet information:
Receivables – from alliance partners	$185	$198
Accounts payable – to alliance partners	2,190	1,684
Deferred income – from alliances(a)	156	175
(a)     Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2025 Form 10-K. Significant developments and updates related to alliances during the six months ended June 30, 2026 and 2025 are set forth below.

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

BMS made an upfront payment to BioNTech of $1.5 billion during the third quarter of 2025, which was recorded as Acquired IPRD during the three months ended June 30, 2025. BioNTech will also receive $2.0 billion in aggregate of anniversary payments, which will be payable beginning in the third quarter of 2026 through 2028, provided that there is no prior termination of the agreement by BMS, and up to $7.6 billion of contingent development, regulatory and sales-based milestones.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

2seventy bio

On May 13, 2025, BMS completed the acquisition of 2seventy bio, which provided BMS with full U.S. rights to Abecma, a cell therapy for the treatment of adult patients with relapsed or refractory multiple myeloma. BMS acquired all of the issued and outstanding shares of 2seventy bio’s common stock for $5.00 per share in an all-cash transaction for total consideration of $287 million, or $114 million net of cash acquired. The transaction was accounted for as an asset acquisition as 2seventy bio did not meet the definition of a business, which requires inputs and processes that significantly contribute to the ability to create outputs. Net assets acquired primarily consisted of cash, right-of-use lease assets and liabilities, deferred tax assets and acquired marketed product rights for Abecma.

The results of operations and cash flows for 2seventy bio were included in the consolidated financial statements commencing on the acquisition date and were not material. Historical financial results of the acquired entity were not significant.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which is included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2026	2025	2026	2025	2026	2025
Diabetes business - royalties	$—	$276	$—	$—	$—	$(286)
Mature products and other(a)	207	1	(138)	1	—	—
Total	$207	$277	$(138)	$1	$—	$(286)

	Six Months Ended June 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2026	2025	2026	2025	2026	2025
Diabetes business - royalties	$273	$552	$—	$—	$—	$(558)
Mature products and other(a)	235	11	(162)	(7)	—	—
Total	$508	$563	$(162)	$(7)	$—	$(558)
(a)    Includes net cash proceeds of $164 million and a divestiture gain of $109 million related to the sale of BMS's 60% ownership stake in Sino-American Shanghai Squibb Pharmaceuticals Limited during the three months ended June 30, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Keytruda* royalties	$(149)	$(132)	$(308)	$(284)
Tecentriq* royalties	(12)	(11)	(26)	(23)
Contingent milestone income	—	—	—	(40)
Amortization of deferred income	(12)	(12)	(24)	(24)
Other royalties and licensing income	(13)	(7)	(23)	(51)
Royalty and licensing income	$(186)	$(162)	$(381)	$(421)

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

In-license and other arrangements

Hengrui License Agreements

In May 2026, BMS and Hengrui entered into global strategic collaboration and license agreements to advance a portfolio of 13 early stage assets in oncology, hematology and immunology. BMS has exclusive worldwide rights to all assets outside of Chinese mainland, Hong Kong SAR and Macau SAR (the "Hengrui Territory"), and Hengrui has exclusive rights to all assets within the Hengrui Territory. The transaction closed in July 2026.

BMS will make an upfront payment to Hengrui of $600 million in the third quarter of 2026 and a $175 million anniversary payment, payable in 2027. Hengrui will also be eligible to receive a second $175 million anniversary payment, which will be payable in 2028 provided that there is no prior termination of the agreement by BMS, and up to $14.3 billion of contingent development, regulatory and sales-based milestones. Additionally, Hengrui will be eligible to receive tiered royalties on future net sales of all products outside of the Hengrui Territory.

Priority Review Voucher

BMS acquired a priority review voucher for $220 million, which was recorded as Research and development expense during the three months ended June 30, 2026.

Reblozyl and Winrevair* License Agreements

BMS and Merck are parties to a global licensing agreement pursuant to which BMS licenses Reblozyl from Merck. Under the agreement, BMS is responsible for the development and commercialization of Reblozyl. BMS pays tiered royalties to Merck ranging from 20% to 24% of net sales, which are recorded in Cost of products sold. Royalty expense incurred by BMS under the agreement was $165 million and $289 million during the three and six months ended June 30, 2026 and $122 million and $228 million during the three and six months ended June 30, 2025, respectively.

Additionally, BMS and Merck are parties to a separate global licensing agreement pursuant to which Merck licenses Winrevair*, a novel activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension, from BMS. Under the agreement, Merck is responsible for the development and commercialization of Winrevair*. BMS receives royalties from Merck equal to 22% of net sales, which are recorded in Other revenues. Royalties earned by BMS under the agreement were $131 million and $255 million during the three and six months ended June 30, 2026 and $78 million and $124 million during the three and six months ended June 30, 2025, respectively.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Interest expense	$407	$485	$818	$979
Royalty income - divestitures (Note 4)	—	(286)	—	(558)
Royalty and licensing income (Note 4)	(186)	(162)	(381)	(421)
Investment income	(101)	(139)	(205)	(277)
Provision for restructuring (Note 6)	56	223	61	356
Litigation and other settlements(a)	5	1	8	259
Contingent consideration(b)	—	336	—	336
Equity investment (gains)/losses, net (Note 9)	(114)	22	(248)	100
Integration expenses (Note 6)	17	32	36	74
Divestiture (gains)/losses (Note 4)	(138)	1	(162)	(7)
Other	(6)	(19)	45	(6)
Other (income)/expense, net	$(61)	$494	$(28)	$833
(a)     Includes amounts related to pricing, sales and promotional practices disputes in 2025.
(b)     During the three months ended June 30, 2025, BMS recorded a $336 million charge, reflecting a change in the fair value of the Mirati contingent value rights, which was primarily driven by revised assumptions around the probability of achieving a specified regulatory milestone.

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

Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from acquisitions. For these plans, the remaining charges of approximately $45 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
2023 Restructuring Plan	$(49)	$231	$(69)	$374
Other Acquisition Plans	17	48	39	95
Total charges	$(32)	$279	$(31)	$469

Employee termination costs	$48	$220	$46	$352
Other termination costs	8	3	14	4
Provision for restructuring	56	223	61	356
Integration expenses	17	32	36	74
Accelerated depreciation	—	12	—	27
Asset impairments	1	10	3	18
Other shutdown (income)/expense, net	(106)	2	(130)	(5)
Total charges	$(32)	$279	$(31)	$469

Cost of products sold	$2	$3	$2	$5
Selling, general and administrative	—	3	—	5
Research and development	3	18	5	39
Other (income)/expense, net	(37)	255	(38)	421
Total charges	$(32)	$279	$(31)	$469

The following summarizes the charges and spending related to restructuring plan activities:

	Six Months Ended June 30,
Dollars in millions	2026	2025
Beginning balance	$315	$297
Provision for restructuring	61	356
Payments	(221)	(310)
Foreign currency translation and other	(4)	10
Ending balance	$150	$353

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Earnings/(Loss) before income taxes	$4,086	$1,773	$7,326	$4,744
Income tax provision	770	460	1,331	969
Effective tax rate	18.8%	25.9%	18.2%	20.4%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The decreases in the effective tax rates for the second quarter of 2026 and year-to-date were primarily driven by jurisdictional earnings mix, including the impact of amortization of acquired intangible assets, partially offset by the income tax impact of the BioNTech collaboration in 2025.

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

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in millions, except per share data	2026	2025	2026	2025
Net earnings/(loss) attributable to BMS	$3,317	$1,310	$5,994	$3,766

Weighted-average common shares outstanding – basic	2,042	2,035	2,040	2,033
Incremental shares attributable to share-based compensation plans	6	3	8	6
Weighted-average common shares outstanding – diluted	2,048	2,038	2,048	2,039

Earnings/(Loss) per common share
Basic	$1.62	$0.64	$2.94	$1.85
Diluted	1.62	0.64	2.93	1.85

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was not material for the three and six months ended June 30, 2026 and 2025.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2026			December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$6,175	$—	$—	$6,891	$—
Marketable debt securities
Certificates of deposit	—	2,193	—	—	350	—
Corporate debt securities	—	414	—	—	439	—
U.S. Treasury securities	—	135	—	—	71	—
Derivative assets	—	394	—	—	303	—
Equity investments	325	—	109	552	—	85
Derivative liabilities	—	123	—	—	123	—
Contingent consideration liability
Contingent value rights(a)	—	—	607	3	—	607
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition. The fair value of contingent value rights was estimated using a probability-weighted expected return method.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2025 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). Equity investments subject to contractual sale restrictions were not material as of June 30, 2026 and December 31, 2025.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of June 30, 2026 and December 31, 2025.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	June 30, 2026	December 31, 2025
Equity investments with RDFV	$325	$552
Equity investments without RDFV	810	806
Limited partnerships and other investments	855	738
Total equity investments	$1,989	$2,096

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Equity investments with RDFV
Net (gains)/losses recognized	$(50)	$(4)	$(85)	$1
Less: net (gains)/losses recognized on investments sold	(1)	2	(7)	5
Net unrealized (gains)/losses recognized on investments still held	(49)	(6)	(78)	(4)

Equity investments without RDFV
Upward adjustments	(6)	(11)	(177)	(11)
Net realized (gains)/losses recognized on investments sold	—	—	35	19
Impairments and downward adjustments	2	—	64	45

Limited partnerships and other investments
Equity in net (income)/loss of affiliates and other adjustments	(60)	37	(85)	46

Total equity investment (gains)/losses	$(114)	$22	$(248)	$100

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of June 30, 2026 were $297 million and $182 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign currency exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign currency exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign currency exchange contracts, which are designated as cash flow hedges, are temporarily recorded in AOCL and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). Beginning in 2026, gains and losses on foreign currency cash flow hedges related to intercompany inventory sales, which were previously presented in Cost of products sold, are now presented in Alliance and other revenues due to a change in the nature of the hedged item. As of June 30, 2026, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax gains of $11 million into Alliance and other revenues for the Company's foreign currency exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $3.9 billion for the euro contracts and $941 million for the Japanese yen contracts as of June 30, 2026.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $584 million as of June 30, 2026.

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

Net Investment Hedges

Cross-currency swap contracts of $560 million as of June 30, 2026 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was primarily attributed to the Japanese yen of $362 million and the euro of $199 million as of June 30, 2026. Foreign currency forward contracts and zero-cost collar contracts are also designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. As of June 30, 2026, the notional amounts for both of these contracts were zero.

During the three and six months ended June 30, 2026 and 2025, the amortization of gains related to the portion of the Company's net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	June 30, 2026				December 31, 2025
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,459	$206	$507	$(45)	$5,074	$145	$1,542	$(64)
Cross-currency swap contracts	584	61	—	—	584	65	—	—
Designated as net investment hedges
Cross-currency swap contracts	362	47	199	(21)	362	39	345	(48)
Designated as fair value hedges
Interest rate swap contracts	1,700	10	3,155	(22)	4,000	46	555	(5)
Not designated as hedges
Foreign currency exchange contracts	3,015	60	1,700	(34)	1,887	8	667	(5)
Total return swap contracts(c)	486	11	—	—	—	—	447	(1)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of gains and losses recognized on hedges:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Dollars in millions	Gains/(losses) recognized in Alliance and other revenues	(Gains)/losses recognized in Other (income)/expense, net	Gains/(losses) recognized in Alliance and other revenues	(Gains)/losses recognized in Other (income)/expense, net
Foreign currency exchange contracts	$(9)	$(16)	$(23)	$(38)
Cross-currency swap contracts	—	(1)	—	11
Interest rate swap contracts	—	(4)	—	(9)
Forward interest rate contracts	—	(1)	—	(3)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Dollars in millions	(Gains)/losses recognized in Cost of products sold	(Gains)/losses recognized in Other (income)/expense, net	(Gains)/losses recognized in Cost of products sold	(Gains)/losses recognized in Other (income)/expense, net
Foreign currency exchange contracts	$13	$8	$(13)	$24
Cross-currency swap contracts	—	(76)	—	(126)
Interest rate swap contracts	—	—	—	(1)
Forward interest rate contracts	—	(2)	—	(3)

The following table summarizes the effect of derivative instruments designated as hedges in Other comprehensive income/(loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Derivatives designated as cash flow hedges
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	$24	$(299)	$91	$(515)
Reclassified to Alliance and other revenues	9	—	23	—
Reclassified to Cost of products sold	—	13	—	(13)
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	8	70	(5)	94
Reclassified to Other (income)/expense, net	2	(73)	19	(121)
Forward interest rate contract gains/(losses):
Reclassified to Other (income)/expense, net	(1)	(2)	(3)	(3)
Derivatives designated as net investment hedges
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	6	(45)	16	(63)
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	14	(15)	14	(78)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	June 30, 2026	December 31, 2025
Non-U.S. short-term financing obligations	$259	$284
Current portion of Long-term debt	768	1,977
Short-term debt obligations	$1,027	$2,261

Under its commercial paper program, BMS may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	June 30, 2026	December 31, 2025
Principal value	$42,421	$44,323
Adjustments to principal value:
Fair value of interest rate swap contracts	(12)	41
Unamortized basis adjustment from swap terminations	54	60
Unamortized bond discounts and issuance costs	(335)	(347)
Unamortized purchase price adjustments of Celgene debt	734	751
Total	$42,861	$44,827

Current portion of Long-term debt	$768	$1,977
Long-term debt	42,093	42,850
Total	$42,861	$44,827

The fair value of Long-term debt, including the current portion, was $39.2 billion as of June 30, 2026 and $41.5 billion as of December 31, 2025 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the six months ended June 30, 2026, $1.7 billion of debt matured and was repaid, including the $1.2 billion 3.20% Notes and $500 million of floating rate notes.

During the six months ended June 30, 2025, the €575 million 1.000% Euro Notes matured and were repaid.

Interest payments were $789 million and $1.0 billion for the six months ended June 30, 2026 and 2025, respectively, net of amounts related to interest rate swap contracts.

Guarantees

See “Note 10. Financing Arrangements” in our 2025 Form 10-K for information on BMS’s guarantee of debt.

Credit Facilities

As of June 30, 2026 and December 31, 2025, BMS had a five-year $5.0 billion revolving credit facility, which is extendable annually by one year with the consent of the lenders. In January 2026, the Company extended the termination date of the credit facility from January 2030 to January 2031. The facility provides for customary terms and conditions with no financial covenants and is used to provide backup liquidity for the Company's commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of June 30, 2026 and December 31, 2025.

Note 11. RECEIVABLES

Dollars in millions	June 30, 2026	December 31, 2025
Trade receivables	$9,962	$11,370
Less charge-backs and cash discounts	(826)	(1,720)
Less allowance for expected credit loss	(59)	(58)
Net trade receivables	9,077	9,592
Alliance, royalties, VAT and other	1,475	1,821
Receivables	$10,553	$11,414

Non-U.S. receivables sold on a nonrecourse basis were $68 million and $147 million for the six months ended June 30, 2026 and 2025, respectively. Receivables from the three largest customers in the U.S. represented 71% and 75% of total trade receivables as of June 30, 2026 and December 31, 2025, respectively.

Note 12. INVENTORIES

Dollars in millions	June 30, 2026	December 31, 2025
Finished goods	$993	$900
Work in process	3,035	3,159
Raw and packaging materials	341	281
Total inventories	$4,369	$4,340

Inventories	$2,737	$2,690
Other non-current assets	1,632	1,650

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	June 30, 2026	December 31, 2025
Land	$157	$157
Buildings	7,933	7,270
Machinery, equipment and fixtures	3,955	3,790
Construction in progress	1,296	1,619
Gross property, plant and equipment	13,340	12,836
Less accumulated depreciation	(5,549)	(5,293)
Property, plant and equipment	$7,791	$7,543
Depreciation expense was $139 million and $279 million for the three and six months ended June 30, 2026 and $165 million and $330 million for the three and six months ended June 30, 2025, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2025	$21,754
Currency translation and other adjustments	(14)
Balance at June 30, 2026	$21,740

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	June 30, 2026			December 31, 2025
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology	6 years	$1,980	$(770)	$1,210	$1,980	$(605)	$1,375
Acquired marketed product rights	3 – 17 years	61,353	(52,323)	9,030	61,385	(51,646)	9,739
Capitalized software	3 – 10 years	1,509	(1,133)	376	1,453	(1,064)	389
IPRD		6,770	—	6,770	7,600	—	7,600
Total		$71,612	$(54,226)	$17,387	$72,418	$(53,315)	$19,103

Amortization expense of Other intangible assets was $471 million and $943 million during the three and six months ended June 30, 2026 and $864 million and $1.7 billion for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2026, IPRD impairment charges of $420 million and $830 million, respectively, were recorded in Research and development expense. The charges primarily reflect a partial write-down of an oncology asset based on recent clinical results and development plan changes. The six months ended June 30, 2026 also includes a partial write-down of a radiopharmaceutical asset driven by an indication realignment within our portfolio.

During the three months ended June 30, 2025, $300 million of IPRD impairment charges were recorded in Research and development expense for two oncology assets. The charges represented a partial write-down of each asset driven by revised cash flow projections and updated clinical development timelines.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	June 30, 2026	December 31, 2025
Income taxes	$2,339	$2,920
Research and development	818	753
Contract assets	108	192
Other	957	748
Other current assets	$4,222	$4,613

Dollars in millions	June 30, 2026	December 31, 2025
Equity investments (Note 9)	$1,989	$2,096
Operating leases	1,486	1,582
Inventories (Note 12)	1,632	1,650
Pension and postretirement	332	330
Research and development	239	250
Other	700	566
Other non-current assets	$6,378	$6,474

Dollars in millions	June 30, 2026	December 31, 2025
Rebates and discounts	$5,654	$8,844
Income taxes	806	979
Employee compensation and benefits	881	1,561
Research and development	1,562	1,434
Dividends	1,288	1,283
Interest	587	484
Royalties	552	537
Operating leases	207	202
Other	1,938	2,256
Other current liabilities	$13,474	$17,581

Dollars in millions	June 30, 2026	December 31, 2025
Income taxes	$830	$1,407
Pension and postretirement	307	330
Operating leases	1,726	1,826
Deferred income	142	169
Deferred compensation	521	487
Contingent value rights (Note 9)	607	607
Other	208	216
Other non-current liabilities	$4,341	$5,043

Note 16. EQUITY

The following table summarizes changes in equity during the six months ended June 30, 2026:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2025	2,923	$292	$46,387	$(1,524)	$16,896	887	$(43,579)	$33
Net earnings/(loss)	—	—	—	—	2,677	—	—	1
Other comprehensive income/(loss)	—	—	—	155	—	—	—	—
Cash dividends declared $0.63 per share	—	—	—	—	(1,286)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	64	—
Balance at March 31, 2026	2,923	$292	$46,374	$(1,370)	$18,287	881	$(43,515)	$34
Net earnings/(loss)	—	—	—	—	3,317	—	—	(1)
Other comprehensive income/(loss)	—	—	—	79	—	—	—	—
Cash dividends declared $0.63 per share	—	—	—	—	(1,288)	—	—	—
Stock compensation	—	—	130	—	—	(1)	11	—
Distributions and other	—	—	—	—	—	—	—	(33)
Balance at June 30, 2026	2,923	$292	$46,504	$(1,290)	$20,316	880	$(43,504)	$—

The following table summarizes changes in equity during the six months ended June 30, 2025:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2024	2,923	$292	$46,024	$(1,238)	$14,912	894	$(43,655)	$53
Net earnings/(loss)	—	—	—	—	2,456	—	—	6
Other comprehensive income/(loss)	—	—	—	(185)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	59	—
Balance at March 31, 2025	2,923	$292	$46,011	$(1,424)	$16,106	888	$(43,597)	$59
Net earnings/(loss)	—	—	—	—	1,310	—	—	2
Other comprehensive income/(loss)	—	—	—	(130)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	123	—	—	—	6	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2025	2,923	$292	$46,134	$(1,554)	$16,154	888	$(43,590)	$54

The components of Other comprehensive income/(loss) were as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$33	$(6)	$26	$86	$(22)	$65
Reclassified to net earnings(a)	10	(3)	7	39	(11)	28
Derivatives qualifying as cash flow hedges	42	(10)	33	126	(33)	93

Pension and postretirement benefits
Actuarial gains/(losses)	—	—	—	2	—	2
Amortization(b)	2	—	1	4	(1)	2
Settlements(b)	—	—	—	5	(1)	4
Pension and postretirement benefits	2	—	1	10	(3)	7

Marketable debt securities
Unrealized gains/(losses)	(2)	—	(1)	(5)	1	(4)

Foreign currency translation	51	(5)	47	144	(7)	138

Other comprehensive income/(loss)	$94	$(14)	$79	$275	$(41)	$234

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$(229)	$48	$(181)	$(420)	$85	$(335)
Reclassified to net earnings(a)	(59)	12	(47)	(136)	28	(108)
Derivatives qualifying as cash flow hedges	(288)	60	(228)	(556)	113	(443)

Pension and postretirement benefits
Amortization(b)	2	—	2	4	(1)	3

Marketable debt securities
Unrealized gains/(losses)	1	—	1	1	—	1

Foreign currency translation	81	14	95	90	32	122

Other comprehensive income/(loss)	$(204)	$74	$(130)	$(461)	$144	$(316)
(a)Included in Alliance and other revenues, Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

Dollars in millions	June 30, 2026	December 31, 2025
Derivatives qualifying as cash flow hedges	$130	$37
Pension and postretirement benefits	(559)	(566)
Marketable debt securities	(1)	3
Foreign currency translation(a)	(860)	(997)
Accumulated other comprehensive loss	$(1,290)	$(1,524)
(a)Includes net investment hedge gains of $128 million and $105 million as of June 30, 2026 and December 31, 2025, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Cost of products sold	$15	$16	$31	$31
Selling, general and administrative	56	56	113	112
Research and development	64	66	137	138
Total stock-based compensation expense	$135	$138	$281	$281

Income tax benefit	$28	$29	$58	$59

The number of units granted and the weighted-average fair value on the grant date for the six months ended June 30, 2026 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	10.8	$54.13
Market share units	1.0	$62.54
Performance share units	0.5	$58.43

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1,085	$104	$57
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.1	1.8

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

INTELLECTUAL PROPERTY

Camzyos - U.S.
In May and June 2026, BMS received Notice Letters from Aurobindo Pharma Ltd. ("Aurobindo"), Zenara Pharma Pvt. Ltd. ("Zenara"), Micro Labs Ltd. ("Micro Labs"), Dr. Reddy's Laboratories Limited ("DRL"), Annora Pharma Private Limited ("Annora"), Apotex Inc. ("Apotex"), and MSN Laboratories Pvt. Ltd. ("MSN") notifying BMS that each had filed an ANDA containing a paragraph IV certification seeking approval to market a generic mavacamten product in the U.S. before the expiration of certain BMS patents. In response, BMS initiated patent infringement actions against each company in the U.S. District Court for the District of Delaware.

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
•The courts made final positive decisions in Norway, Spain, Sweden, and Switzerland. In addition, the courts made initial positive decisions in France, Belgium, Croatia, Hungary, and the Netherlands which are now final, following settlement.
•The courts made initial negative decisions in Finland, Ireland, and Slovakia. In Finland and Ireland, the appeals court overturned the initial decisions and remanded the cases to the lower court. The case in Ireland is now settled.
•The courts made initial positive decisions in Denmark, the Czech Republic, Greece, and Portugal. In Denmark, an appeal is pending. In Portugal and Greece, the positive decisions were upheld on appeal. In the Czech Republic, the appeals court remanded the case to the lower court, which confirmed the positive decision.

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

SECURITIES LITIGATION

Celgene Securities Litigations
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers and employees in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints alleged that the defendants violated federal securities laws. The district court consolidated the two actions. In December 2019, the district court denied in part and granted in part defendants’ motion to dismiss. In November 2020, the district court certified a class of Celgene common stock purchasers between April 27, 2017 through April 28, 2018. Following discovery, defendants moved for summary judgment, which the district court granted in part and denied in part. In September 2025, the parties reached a settlement in principle to resolve the Celgene Securities Class Action and the court granted final approval of the settlement in May 2026.

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

In November 2024, the same entity claiming to be successor trustee filed a new lawsuit against BMS making similar allegations to the previously dismissed case and attempting to remedy its jurisdictional deficiency. The plaintiff’s new complaint also named the original CVR Agreement Trustee and sought a judgment that plaintiff is Trustee. In February 2025, plaintiff filed an amended complaint. In March 2025, BMS filed a motion to dismiss the amended complaint for lack of subject matter jurisdiction and failure to state a claim. In December 2025, the court denied that motion in substantial part, finding the plaintiff to be the successor trustee, but dismissed two of the five claims asserted in the amended complaint. In the same case, the original trustee (which also has been named a defendant) filed putative crossclaims against BMS in the event that it is later found to be the trustee. In December 2025, BMS filed a motion to dismiss the crossclaims for lack of subject matter jurisdiction or failure to state a claim. In May 2026, the court entered an order staying proceedings on the putative crossclaims pending a final determination of the identity of the trustee.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County, asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of securities laws. In June 2024, the court granted defendants’ motion to dismiss the complaint in its entirety without prejudice to file an amended complaint. The plaintiff filed an amended complaint which was dismissed with prejudice in February 2025. The plaintiff appealed the dismissal.

In July 2025, an individual beneficial owner of CVRs filed a lawsuit against BMS in the Southern District of New York making similar allegations to the previously dismissed case. BMS moved to dismiss the complaint in September 2025. The court granted the motion and dismissed the complaint with prejudice in May 2026.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

IRA Litigation
On June 16, 2023, BMS filed a lawsuit against HHS and the Centers for Medicare & Medicaid Services, et al., challenging the constitutionality of the drug-pricing program in the IRA. That program requires pharmaceutical companies, like BMS, under the threat of significant penalties, to sell certain of their medicines at government-dictated prices. In April 2024, the court denied BMS’s motion for summary judgment and granted the government’s cross-motion for summary judgment. BMS appealed to the United States Court of Appeals for the Third Circuit. In September 2025, the Third Circuit affirmed the lower court’s decision. In December 2025, BMS filed a petition for certiorari at the Supreme Court of the United States, seeking review of the Third Circuit’s decision. That petition was denied in May 2026.

HRSA 340B Litigation
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

Arkansas 340B Litigation
In July 2026, the Arkansas Attorney General, on behalf of the State of Arkansas, filed a complaint in the Circuit Court of Polk County, Arkansas against BMS and other pharmaceutical manufacturers, along with a non-manufacturer technology vendor. The complaint alleges that the defendants’ policies conditioning 340B program drug discounts on the use of a limited number of contract pharmacies and/or the submission of claims and other utilization data violate the Arkansas Deceptive Trade Practices Act (ADTPA). The complaint seeks civil penalties and injunctive relief.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $66 million as of June 30, 2026, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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

In 2026, we made meaningful progress advancing our pipeline, highlighted by: (i) FDA acceptance of our NDA for iberdomide in RRMM with a PDUFA date of August 17, 2026; (ii) FDA acceptance of our NDA for mezigdomide in RRMM with a PDUFA date of May 13, 2027; (iii) positive interim Phase II results from the ROSETTA Lung-02 study of pumitamig in patients with previously untreated advanced NSCLC; (iv) positive interim results from two Phase III studies conducted in China for iza-bren in heavily pretreated, unresectable locally advanced or metastatic TNBC and recurrent or metastatic ESCC; and (v) FDA acceptance of our sNDA for Camzyos in adolescents with symptomatic oHCM with a PDUFA date of September 30, 2026. Additionally, Sotyktu was approved in the U.S. and EU for the treatment of adults with active PsA and Opdivo was approved in the U.S. and EU for cHL.

We continue to view business development as an important component of our strategy, focusing on opportunities where we can add strategic value and deliver returns. In May 2026, we entered into global strategic collaboration and license agreements with Hengrui to develop and commercialize 13 early stage assets in oncology, hematology and immunology. For additional information relating to this arrangement, refer to "Item 1. Financial Statements — Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements".

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

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2026	2025	2026	2025
Total Revenues	$12,973	$12,269	$24,462	$23,470

Diluted earnings/(loss) per share
GAAP	$1.62	$0.64	$2.93	$1.85
Non-GAAP	2.04	1.46	3.62	3.26

Revenues increased 6% during the second quarter of 2026 and 4% year-to-date, primarily reflecting higher demand and higher average net selling prices across the Growth Portfolio and for Eliquis, which was partially offset by the impact of generics across the remainder of the Legacy Portfolio.

The increase in GAAP EPS of $0.98 and $1.08 for the second quarter of 2026 and year-to-date, respectively, was primarily due to a one-time Acquired IPRD charge in 2025 and the impact of certain specified items, including lower amortization of acquired intangible assets, and higher revenues in 2026, partially offset by the expiry of royalty income on diabetes products at the end of 2025. After adjusting for specified items, the increase in non-GAAP EPS of $0.58 and $0.36 for the second quarter of 2026 and year-to-date, respectively, was primarily due to the aforementioned Acquired IPRD charge and higher revenues, partially offset by the expiry of royalty income on diabetes products.

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

In December 2025, we announced the U.S. Government Agreement pursuant to which BMS will receive certain U.S. tariff relief until January 2029, including for recently imposed tariffs relating to patented pharmaceuticals and associated pharmaceutical ingredients pursuant to the Presidential Proclamation dated April 2, 2026, and will not be subject to future pricing mandates in the U.S. while the agreement remains in effect. However, such exemptions may be terminated or may not be extended. In addition, we remain subject to any current or future pricing mandates implemented outside of the U.S. It is possible that such regulations may result in a material impact on our business and results of operations.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2026 as of July 30, 2026:

Product	Date	Approval

Opdivo	June 2026
EC approval of Opdivo in combination with doxorubicin, vinblastine and dacarbazine (AVD), for the treatment of adult and pediatric patients 12 years and older with previously untreated, Stage III or IV cHL.

Sotyktu	May 2026
EC approval of Sotyktu, alone or in combination with methotrexate, for the treatment of active PsA in adults who have had an inadequate response or who have been intolerant to a prior disease-modifying antirheumatic (DMARD) therapy.

Japan's Ministry of Health, Labour and Welfare approval of Sotyktu for the treatment of PsA in patients with an inadequate response to existing therapies.

Breyanzi	April 2026	Japan's Ministry of Health, Labour and Welfare approval of Breyanzi for the treatment of both relapsed or refractory MCL and relapsed or refractory MZL.

Opdivo	March 2026
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

Sotyktu	March 2026	FDA approval of Sotyktu for the treatment of adults with active PsA.

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the second quarter of 2026.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	2026	2025	% Change	Foreign Exchange(b)	2026	2025	% Change	Foreign Exchange(c)
United States	$8,991	$8,519	6%	—%	$16,779	$16,392	2%	—%
International	3,664	3,481	5%	2%	7,108	6,590	8%	4%
Other(a)	318	270	18%	(3)%	575	488	18%	(5)%
Total revenues	$12,973	$12,269	6%	—%	$24,462	$23,470	4%	1%
(a)    Includes royalties and alliance-related revenues for products not sold by our regional commercial organizations, including royalties received from Merck on Winrevair*.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.
United States

•U.S. revenues increased 6% during the second quarter of 2026 and 2% year-to-date, reflecting higher demand and higher average net selling prices across the Growth Portfolio and for Eliquis, partially offset by the impact of generic erosion within the remainder of the Legacy Portfolio. Average U.S. net selling prices increased 4% year-to-date compared to the corresponding period a year ago.

International

•International revenues increased 5% during the second quarter of 2026 and 8% year-to-date, primarily due to higher demand across the Growth Portfolio and for Eliquis, partially offset by generic erosion within the remainder of the Legacy Portfolio. Excluding the impacts of foreign exchange, international revenues increased 4% during the second quarter of 2026 and 3% year-to-date.

No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2026 and 2025. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2026	2025	% Change	2026	2025	% Change
Gross product sales	$18,179	$22,181	(18)%	$35,105	$42,054	(17)%
GTN adjustments
Charge-backs and cash discounts	(2,372)	(3,407)	(30)%	(4,839)	(6,365)	(24)%
Medicaid and Medicare rebates	(1,759)	(4,516)	(61)%	(3,634)	(8,356)	(57)%
Other rebates, returns, discounts and adjustments	(1,460)	(2,348)	(38)%	(2,876)	(4,538)	(37)%
Total GTN adjustments	(5,592)	(10,272)	(46)%	(11,349)	(19,260)	(41)%
Net product sales	$12,588	$11,909	6%	$23,756	$22,794	4%

GTN adjustments percentage	30%	46%	(16)%	32%	46%	(14)%
U.S.	34%	52%	(18)%	36%	52%	(16)%
Non-U.S.	20%	19%	1%	20%	20%	—%

Reductions/(increases) to provisions for product sales made in prior periods resulting from changes in estimates were $88 million and $67 million for the three and six months ended June 30, 2026 and $42 million and $331 million for the three and six months ended June 30, 2025, respectively. The reduction to provision recognized for the six months ended June 30, 2025 primarily related to lower than expected Medicaid utilization. The changes in gross product sales and GTN adjustments were primarily due to a list price reduction for Eliquis in the U.S. in 2026.

GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2026	2025	% Change	2026	2025	% Change
Growth Portfolio
Opdivo	$2,485	$2,560	(3)%	$4,631	$4,824	(4)%
U.S.	1,417	1,506	(6)%	2,575	2,838	(9)%
International & Other	1,068	1,053	1%	2,056	1,986	4%

Opdivo Qvantig	261	30	>200%	424	38	>200%
U.S.	206	28	>200%	337	37	>200%
International & Other	55	1	>200%	86	1	>200%

Orencia	1,034	963	7%	1,852	1,733	7%
U.S.	801	711	13%	1,391	1,266	10%
International & Other	233	252	(8)%	461	467	(1)%

Yervoy	769	728	6%	1,420	1,351	5%
U.S.	481	451	7%	848	845	—%
International & Other	288	277	4%	572	507	13%

Reblozyl	735	568	29%	1,291	1,046	23%
U.S.	593	453	31%	1,032	843	22%
International & Other	142	114	24%	258	203	27%

Breyanzi	484	344	41%	896	607	48%
U.S.	354	255	39%	645	459	41%
International & Other	131	88	48%	250	148	69%

Opdualag	349	284	23%	644	537	20%
U.S.	294	252	17%	540	480	13%
International & Other	55	32	72%	103	56	83%

Camzyos	416	260	60%	729	419	74%
U.S.	310	214	45%	539	340	59%
International & Other	105	46	129%	190	79	140%

Zeposia	169	150	12%	287	257	12%
U.S.	116	105	11%	185	166	12%
International & Other	53	46	17%	102	92	12%

Sotyktu	87	70	23%	156	126	24%
U.S.	51	43	19%	87	75	15%
International & Other	36	27	30%	69	51	36%

Krazati	55	48	14%	105	96	9%
U.S.	47	47	1%	93	91	3%
International & Other	8	2	>200%	11	5	119%

Cobenfy	63	35	81%	119	62	92%
U.S.	60	35	73%	116	62	88%
International & Other	3	—	>200%	3	—	>200%

Other Growth Products(a)	653	557	17%	1,234	1,063	16%
U.S.	244	248	(1)%	456	481	(5)%
International & Other	409	309	32%	778	583	33%

Total Growth Portfolio	$7,560	$6,596	15%	$13,787	$12,159	13%
U.S.	4,974	4,348	14%	8,846	7,982	11%
International & Other	2,585	2,248	15%	4,940	4,178	18%

Legacy Portfolio
Eliquis	$4,481	$3,680	22%	$8,617	$7,245	19%
U.S.	3,357	2,654	27%	6,434	5,299	21%
International & Other	1,124	1,027	9%	2,183	1,946	12%

Revlimid	425	838	(49)%	773	1,774	(56)%
U.S.	352	732	(52)%	630	1,541	(59)%
International & Other	72	106	(32)%	143	233	(39)%

Pomalyst/Imnovid	204	708	(71)%	717	1,366	(48)%
U.S.	131	584	(78)%	569	1,121	(49)%
International & Other	73	124	(41)%	147	245	(40)%

Sprycel	88	120	(27)%	160	295	(46)%
U.S.	52	68	(23)%	88	194	(54)%
International & Other	35	52	(32)%	72	101	(29)%

Abraxane	55	105	(47)%	105	210	(50)%
U.S.	12	33	(62)%	24	73	(67)%
International & Other	43	72	(40)%	81	137	(41)%

Other Legacy Products(b)	170	223	(24)%	326	421	(23)%
U.S.	112	100	12%	186	182	2%
International & Other	58	123	(53)%	140	239	(41)%

Total Legacy Portfolio	$5,422	$5,673	(4)%	$10,699	$11,311	(5)%
U.S.	4,017	4,171	(4)%	7,933	8,411	(6)%
International & Other	1,405	1,503	(7)%	2,766	2,900	(5)%

Other revenue(c)	$(9)	$—	N/A	$(23)	$—	N/A
International & Other	(9)	—	N/A	$(23)	$—	N/A

Total Revenues	$12,973	$12,269	6%	$24,462	$23,470	4%
U.S.	8,991	8,519	6%	16,779	16,392	2%
International & Other	3,982	3,750	6%	7,683	7,078	9%

(a)    Includes Abecma, Augtyro, Onureg, Inrebic, Nulojix, Empliciti and royalty revenues, including royalties received from Merck on Winrevair*.
(b)    Includes other mature brands.
(c)    Includes revenue hedging activities in 2026.

Growth Portfolio

•Opdivo revenues decreased 3% during the second quarter of 2026 and 4% year-to-date, primarily due to lower demand in the U.S., reflecting greater utilization of Opdivo Qvantig, partially offset by foreign exchange impacts of 1% and 2%, respectively. Additionally, year-to-date reflects changes in sales channel inventory and timing of customer orders in the U.S. Excluding foreign exchange impacts, revenues decreased 4% and 6%, respectively.

•Opdivo Qvantig revenues increased more than 200% during the second quarter of 2026 and year-to-date, primarily due to higher demand as a result of the product's launch in 2025.

•Orencia revenues increased 7% during the second quarter of 2026 and year-to-date, primarily due to higher demand in the U.S. and higher average net selling prices. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 7% and 6%, respectively. Formulation and additional patents expire in 2026 and beyond. In April 2026, BMS entered into agreements with Dr. Reddy's Laboratories that allow for (i) an Orencia biosimilar for intravenous administration to be marketed in the U.S. upon approval and (ii) an Orencia biosimilar for subcutaneous administration to be marketed in the U.S. as early as February 2028. BMS is not aware of an Orencia biosimilar currently on the market in the U.S., EU or Japan.

•Yervoy revenues increased 6% during the second quarter of 2026 and 5% year-to-date, primarily due to higher demand across international markets and foreign exchange impacts of 1% and 2%, respectively. Excluding foreign exchange impacts, revenues increased 5% and 3%, respectively. BMS is not aware of a Yervoy biosimilar on the market in the U.S., EU or Japan.

•Reblozyl revenues increased 29% during the second quarter of 2026 and 23% year-to-date, primarily due to higher demand. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 29% and 23%, respectively.

•Breyanzi revenues increased 41% during the second quarter of 2026 and 48% year-to-date, primarily due to higher demand. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 41% and 46%, respectively.

•Opdualag revenues increased 23% during the second quarter of 2026 and 20% year-to-date, primarily due to higher demand and foreign exchange impacts of 1% in both periods. Excluding foreign exchange impacts, revenues increased 22% and 19%, respectively.

•Camzyos revenues increased 60% during the second quarter of 2026 and 74% year-to-date, primarily due to higher demand and foreign exchange impacts of 1% and 2%, respectively. Excluding foreign exchange impacts, revenues increased 59% and 72%, respectively.

•Zeposia revenues increased 12% during the second quarter of 2026 and year-to-date, primarily due to higher average net selling prices, higher demand, and foreign exchange impacts of 1% and 2%, respectively. Excluding foreign exchange impacts, revenues increased 12% and 10%, respectively.

•Sotyktu revenues increased 23% during the second quarter of 2026 and 24% year-to-date, primarily due to higher average net selling prices, higher demand, and foreign exchange impacts of 1% and 2%, respectively. Excluding foreign exchange impacts, revenues increased 23% and 21%, respectively.

•Krazati revenues increased 14% during the second quarter of 2026 and 9% year-to-date, primarily due to higher demand and higher average net selling prices. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 14% and 8%, respectively.

•Cobenfy revenues increased 81% during the second quarter of 2026 and 92% year-to-date, primarily due to higher demand in the U.S.

Legacy Portfolio

•Eliquis revenues increased 22% during the second quarter of 2026 and 19% year-to-date, primarily due to higher demand, foreign exchange impacts of 1% and 2%, respectively, and higher average net selling prices in the U.S. In 2026, the Company reduced the list price for Eliquis in the U.S., which resulted in higher realized average net selling prices due to lower rebates. Excluding foreign exchange impacts, revenues increased 21% and 17%, respectively. Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers have sought to challenge our Eliquis patents and related SPCs and have begun marketing generic versions of Eliquis in certain countries prior to the expiry of our patents and related SPCs, which has led to the filing of infringement and invalidity actions involving our Eliquis patents and related SPCs in various countries in Europe. In the EU, the apixaban composition of matter patents and related SPCs expire in November 2026. Additionally, in November 2025, BMS and Pfizer initiated a patent infringement action against an applicant seeking approval to market apixaban products in the U.S. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

•Revlimid revenues decreased 49% during the second quarter of 2026 and 56% year-to-date, primarily due to lower demand in the U.S. as a result of generic erosion, partially offset by higher average net selling prices. In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. As of January 31, 2026, these licenses are no longer volume-limited. In the EU and Japan, generic lenalidomide products have entered the market.

•Pomalyst/Imnovid revenues decreased 71% during the second quarter of 2026 and 48% year-to-date, primarily due to lower demand in the U.S. as a result of generic erosion. The second quarter decrease also reflects foreign exchange impacts of (1)%. Excluding foreign exchange impacts, revenues decreased 71% and 47%, respectively. In the U.S. (March 2026) and EU, generics have entered the market.

•Sprycel revenues decreased 27% during the second quarter of 2026 and 46% year-to-date, primarily due to lower demand as a result of generic erosion. The second quarter decrease also reflects foreign exchange impacts of (1)%. Excluding foreign exchange impacts, revenues decreased 26% and 45%, respectively. In the U.S., EU and Japan, generics have entered the market.

•Abraxane revenues decreased 47% during the second quarter of 2026 and 50% year-to-date, primarily due to lower demand as a result of generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— SEC Consent Order" in our 2025 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of June 30, 2026, for our U.S. distribution channels, and as of March 31, 2026, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 90% of total gross sales of U.S. products during the six months ended June 30, 2026. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the six months ended June 30, 2026 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in millions	2026	2025	% Change	2026	2025	% Change
Cost of products sold(a)	$3,726	$3,372	11%	$7,146	$6,404	12%
Selling, general and administrative	1,826	1,713	7%	3,443	3,297	4%
Research and development	2,959	2,580	15%	5,608	4,837	16%
Acquired IPRD	—	1,508	(100)%	94	1,695	(94)%
Amortization of acquired intangible assets	437	830	(47)%	874	1,660	(47)%
Other (income)/expense, net	(61)	494	NM	(28)	833	NM
Total Expenses	$8,887	$10,496	(15)%	$17,137	$18,726	(8)%
NM    Calculation is not meaningful.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $354 million in the second quarter of 2026 and $742 million year-to-date, primarily due to higher alliance profit sharing.

Selling, General and Administrative

Selling, general and administrative expense increased by $113 million in the second quarter of 2026 and $145 million year-to-date, primarily due to higher investments in new product launches, partially offset by cost savings from the Company's ongoing strategic productivity initiative in 2026.

Research and Development

Research and development expense increased by $379 million in the second quarter of 2026 and $771 million year-to-date, primarily due to higher IPRD impairment charges and the purchase of a priority review voucher, partially offset by cost savings from the Company's ongoing strategic productivity initiative in 2026.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
BioNTech upfront fee	$—	$1,500	$—	$1,500
BioArctic upfront fee	—	—	—	100
Evotec designation and opt-in license fees	—	—	10	83
Other	—	8	84	13
Acquired IPRD	$—	$1,508	$94	$1,695

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $393 million in the second quarter of 2026 and $786 million year-to-date, primarily due to the lower amortization expense related to Pomalyst. The Pomalyst acquired marketed product right was fully amortized in the fourth quarter of 2025.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $555 million in the second quarter of 2026 and $861 million year-to-date as discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Interest expense	$407	$485	$818	$979
Royalty income - divestitures	—	(286)	—	(558)
Royalty and licensing income	(186)	(162)	(381)	(421)
Investment income	(101)	(139)	(205)	(277)
Provision for restructuring	56	223	61	356
Litigation and other settlements	5	1	8	259
Contingent consideration	—	336	—	336
Equity investment (gains)/losses	(114)	22	(248)	100
Integration expenses	17	32	36	74
Divestiture (gains)/losses	(138)	1	(162)	(7)
Other	(6)	(19)	45	(6)
Other (income)/expense, net	$(61)	$494	$(28)	$833

•As part of our diabetes termination agreement with AstraZeneca, we received royalty payments based on net sales, which terminated as of December 31, 2025.
•Litigation and other settlements includes amounts related to pricing, sales and promotional practices disputes in 2025.
•Contingent consideration reflects the change in fair value of the contingent value rights associated with the Mirati acquisition during 2025. Refer to "Item 1. Financial Statements—Note 5. Other (Income)/Expense, Net" for more information.
•Gains on equity investments in the second quarter of 2026 and year-to-date were primarily driven by equity in net income of affiliates and upward adjustments in equity investments without RDFV, respectively. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information.
•Divestiture (gains)/losses in 2026 include a $109 million gain related to the sale of BMS's 60% ownership stake in Sino-American Shanghai Squibb Pharmaceuticals. Refer to “Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025
Earnings/(Loss) before income taxes	$4,086	$1,773	$7,326	$4,744
Income tax provision	770	460	1,331	969
Effective tax rate	18.8%	25.9%	18.2%	20.4%

Impact of specified items	(2.4)%	(9.8)%	(0.9)%	(4.9)%
Effective tax rate excluding specified items	16.5%	16.1%	17.3%	15.5%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The decreases in the effective tax rates for the second quarter of 2026 and year-to-date were primarily driven by jurisdictional earnings mix, including the impact of amortization of acquired intangible assets, partially offset by the income tax impact of the BioNTech collaboration in 2025. Excluding the impact of specified items, the increases in the effective tax rates for the second quarter of 2026 and year-to-date were primarily driven by jurisdictional earnings mix, including the income tax impact of the BioNTech collaboration in 2025.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnerships and other investments), and (xi) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates, as well as certain other significant tax items. We also provide worldwide and international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on July 30, 2026 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2026	2025	2026	2025

Inventory purchase price accounting adjustments	$13	$13	$25	$25
Site exit and other costs	2	3	2	5
Cost of products sold	15	16	28	30

Acquisition related charges	—	19	—	19
Site exit and other costs	—	3	—	5
Selling, general and administrative	—	22	—	23

IPRD impairments	420	300	830	300
Priority review voucher	220	—	220	—
Site exit and other costs	3	18	5	39
Research and development	643	318	1,055	339

Amortization of acquired intangible assets	437	830	874	1,660

Interest expense	(9)	(12)	(18)	(24)
Provision for restructuring	56	223	61	356
Litigation and other settlements	—	—	—	246
Contingent consideration	—	336	—	336
Equity investment (gains)/losses	(114)	21	(248)	98
Integration expenses	17	32	36	74
Divestiture (gains)/losses	(136)	1	(160)	(7)
Other	—	—	3	13
Other (income)/expense, net	(187)	602	(327)	1,091

Increase to earnings/(loss) before income taxes	908	1,788	1,630	3,143

Income taxes on items above	(53)	(114)	(215)	(257)

Increase to net earnings/(loss) attributable to BMS	$855	$1,674	$1,415	$2,887

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions, except per share data	2026	2025	2026	2025
Net earnings/(loss) attributable to BMS
GAAP	$3,317	$1,310	$5,994	$3,766
Specified items	855	1,674	1,415	2,887
Non-GAAP	$4,172	$2,985	$7,409	$6,653

Weighted-average common shares outstanding – diluted	2,048	2,038	2,048	2,039

Diluted earnings/(loss) per share attributable to BMS
GAAP	$1.62	$0.64	$2.93	$1.85
Specified items	0.42	0.82	0.69	1.42
Non-GAAP	$2.04	$1.46	$3.62	$3.26

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in millions	June 30, 2026	December 31, 2025
Cash and cash equivalents	$8,722	$10,209
Marketable debt securities – current	2,345	464
Marketable debt securities – non-current	397	396
Total cash, cash equivalents and marketable debt securities	11,464	11,069
Short-term debt obligations	(1,027)	(2,261)
Long-term debt	(42,093)	(42,850)
Net debt position	$(31,656)	$(34,043)

We believe that our existing cash, cash equivalents and marketable debt securities together with our ability to generate cash from operations and our access to short-term and long-term borrowings are sufficient to satisfy our existing and anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the six months ended June 30, 2026, our net debt position decreased by $2.4 billion primarily driven by cash provided by operations of $4.5 billion, partially offset by dividend payments of $2.6 billion.

During the six months ended June 30, 2026, $1.7 billion of debt matured and was repaid, including the $1.2 billion 3.20% Notes and $500 million of floating rate notes.

During the six months ended June 30, 2025, the €575 million 1.000% Euro Notes matured and were repaid.

Under our commercial paper program, we may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance.

As of June 30, 2026 and December 31, 2025, we had a five-year $5.0 billion revolving credit facility, which is extendable annually by one year with the consent of the lenders. In January 2026, we extended the termination date of the credit facility from January 2030 to January 2031. The facility provides for customary terms and conditions with no financial covenants and is used to provide backup liquidity for the Company's commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of June 30, 2026 and December 31, 2025.

Dividend payments were $2.6 billion during the six months ended June 30, 2026. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in millions	2026	2025
Cash flow provided by/(used in):
Operating activities	$4,497	$5,871
Investing activities	(1,745)	(972)
Financing activities	(4,190)	(2,829)
Operating Activities
The $1.4 billion decrease in cash provided by operating activities compared to 2025 was driven by lower net customer receipts, primarily due to a list price reduction for Eliquis, partially offset by lower expenses due to the ongoing strategic productivity initiative.

Investing Activities

Cash used in investing activities during 2026 was primarily driven by net purchases of marketable debt securities of $1.9 billion.

Financing Activities

Cash used in financing activities during 2026 was primarily driven by dividend payments of $2.6 billion and the repayment of $1.7 billion of long-term debt.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the second quarter of 2026 as of July 30, 2026:

Product	Indication	Date	Developments

Breyanzi	MCL & MZL	April 2026
Japan's Ministry of Health Labour and Welfare approval of Breyanzi for the treatment of both relapsed or refractory MCL and relapsed or refractory MZL. This approval is based on Cohort 4 of the Phase II TRANSCEND FL study and the MCL cohort of the Phase I TRANSCEND NHL study.

Camzyos	oHCM	June 2026
Announced FDA acceptance of an sNDA for Camzyos as a potential treatment for adolescents (ages 12 years to <18 years) with symptomatic oHCM. If approved, Camzyos would be the first cardiac myosin inhibitor (CMI) to treat adolescents with oHCM. The FDA has granted the application Priority Review and assigned a PDUFA date of September 30, 2026. The sNDA submission was based on data from the Phase III SCOUT-HCM trial, which met its primary endpoint.

iza-bren	TNBC & ESCC	June 2026	Announced that SystImmune’s parent company, Sichuan Biokin Pharmaceutical Co., Ltd. (Biokin), reported positive results from prespecified interim analyses of two Phase III studies evaluating iza-bren, PANKU-Breast02 and PANKU-Esophagus01. The studies demonstrated iza-bren achieved statistically significant and clinically meaningful improvements in overall survival (OS) and PFS in heavily pretreated, unresectable locally advanced or metastatic TNBC and recurrent or metastatic ESCC.

mezigdomide	RRMM	July 2026	Announced that the FDA accepted an NDA for mezigdomide in combination with carfilzomib and dexamethasone (MeziKd) in patients with RRMM. The filing was based on positive results from the Phase III SUCCESSOR-2 trial showing MeziKd demonstrated a clinically meaningful and statistically significant improvement in PFS; a 52% reduction in the risk of disease progression or death compared with Kd in patients with relapsed or refractory multiple myeloma, including those at first relapse after prior treatment with an anti-CD38 monoclonal antibody and lenalidomide. The FDA has granted a PDUFA date of May 13, 2027 for this indication.

Opdivo	cHL	June 2026
Announced EC approval of Opdivo in combination with doxorubicin, vinblastine and dacarbazine (AVD) for the treatment of adult and adolescent patients 12 years of age and older with previously untreated Stage III or IV cHL, resulting in an expanded label for Opdivo. This approval marks a significant milestone, establishing the Opdivo plus AVD combination as the first immunotherapy-based regimen available in the EU for newly diagnosed advanced cHL. The EC approval is based on data from the Phase III SWOG 1826 (Study CA209-8UT) which demonstrated a 58% reduction in the risk of disease progression or death with Opdivo in combination with AVD versus brentuximab vedotin plus AVD.

pumitamig	NSCLC	May 2026	Announced interim Phase II data from the global Phase II/III ROSETTA Lung-02 clinical trial evaluating the investigational PD-L1xVEGF-A bispecific immunomodulator pumitamig plus chemotherapy in patients with previously untreated advanced NSCLC. The data showed encouraging anti-tumor activity, with high response rates observed in both non-squamous and squamous NSCLC and at each PD-L1 expression level.

Product	Indication	Date	Developments

Reblozyl	MF-Associated Anemia	July 2026
The FDA accepted the supplemental Biologics License Application for Reblozyl with concomitant janus kinase inhibitor therapy in adults patients with MF-associated anemia receiving red blood cell transfusions. The acceptance was supported by results from the Phase III INDEPENDENCE study. The FDA granted a PDUFA date of March 11, 2027.

Sotyktu	PsA	May 2026
Announced EC approval of Sotyktu, alone or in combination with methotrexate, for the treatment of active PsA in adults who have had an inadequate response or who have been intolerant to a prior disease-modifying antirheumatic therapy. This approval is based on positive results from the pivotal POETYK PsA-1 and POETYK PsA-2 Phase III clinical trials, which evaluated the efficacy and safety of Sotyktu 6 mg once daily in adults with active PsA. In both trials, treatment with Sotyktu resulted in significant improvement in disease activity, as measured by American College of Rheumatology 20 (the primary endpoint) and Minimal Disease Activity (MDA) (key secondary endpoint).

Japan's Ministry of Health, Labour and Welfare approval of Sotyktu for the treatment of PsA in patients with an inadequate response to existing therapies.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2026. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2025 Form 10-K. There have been no material changes to our market risk during the six months ended June 30, 2026.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
April 1 to 30, 2026	59,703	$60.09	—	$5,014
May 1 to 31, 2026	24,915	$58.18	—	$5,014
June 1 to 30, 2026	109,601	$55.10	—	$5,014
Three months ended June 30, 2026	194,219		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. From time to time thereafter, the Board approved additional share repurchase authorizations totaling an amount of $25.0 billion, including the most recent authorization of $3.0 billion in December 2023. The remaining share repurchase capacity under the program was $5.0 billion as of June 30, 2026. Our share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K). The Exhibits designated by the symbol ‡‡ are management contracts or compensatory plans or arrangements.

Exhibit No.	Description
‡‡10a	Bristol-Myers Squibb Company 2026 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit B to Bristol-Myers Squibb Company’s Definitive Proxy Statement filed on March 25, 2026).
22	Subsidiary Issuers of Guarantee Securities (incorporated by reference to Exhibit 22 of Bristol Myers Squibb Company's Annual Report on Form 10-K filed on February 11, 2026)
31a.	Section 302 Certification Letter (filed herewith).
31b.	Section 302 Certification Letter (filed herewith).
32a.	Section 906 Certification Letter (furnished herewith).
32b.	Section 906 Certification Letter (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025	Merck	Merck & Co., Inc., Rahway, NJ, USA
2seventy bio	2seventy bio, Inc.	MF	myelofibrosis
ANDA	Abbreviated New Drug Application	Mirati	Mirati Therapeutics, Inc.
AstraZeneca	AstraZeneca PLC	MZL	marginal zone lymphoma
AOCL	Accumulated other comprehensive loss	NDA	New Drug Application
BioArctic	BioArctic AB	NHL	Non-Hodgkin's Lymphoma
BioNTech	BioNTech SE	oHCM	Obstructive Hypertrophic Cardiomyopathy
Celgene	Celgene Corporation	Ono	Ono Pharmaceutical Co., Ltd
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	PD-1	programmed cell death protein 1
cHL	classical Hodgkins Lymphoma	PD-L1	programmed death-ligand 1
CRC	colorectal cancer	PDUFA	Prescription Drug User Fee Act
CVR	Contingent value right	Pfizer	Pfizer, Inc.
Dr. Reddy's Laboratories	Dr. Reddy’s Laboratories, Limited and Dr. Reddy’s Laboratories, Inc.	PFS	progression-free survival
EC	European Commission	PsA	psoriatic arthritis
EPS	earnings per share	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 30, 2026
ESCC	esophageal squamous cell carcinoma	R&D	research and development
EU	European Union	RDFV	readily determinable fair values
Evotec	Evotec SE	REMS	risk evaluation and mitigation strategy
Exchange Act	the Securities Exchange Act of 1934	Roche	F. Hoffman-La Roche & Co.
FASB	Financial Accounting Standards Board	RRMM	relapsed or refractory multiple myeloma
FDA	U.S. Food and Drug Administration	Sanofi	Sanofi S.A.
GAAP	generally accepted accounting principles	SAR	Special Administrative Region
GTN	gross-to-net	SEC	U.S. Securities and Exchange Commission
HCM	hypertrophic cardiomyopathy	sNDA	supplemental New Drug Application
Hengrui	Jiangsu Hengrui Pharmaceuticals Co., Ltd.	SPC	Supplementary Protection Certificate
HHS	Health and Human Services	SystImmune	SystImmune, Inc.
IPRD	in-process research and development	TNBC	triple negative breast cancer
IRA	Inflation Reduction Act of 2022	UK	United Kingdom
IRS	Internal Revenue Service	U.S.	United States
IT	Information Technology	VAT	value added tax
MCL	mantle cell lymphoma	VEGF-A	Vascular endothelial growth factor A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 30, 2026	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph.D. Chair of the Board and Chief Executive Officer

Date:	July 30, 2026	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer