Form 10-Q
period 2026-09-30
BRISTOL MYERS SQUIBB CO
filed 2026-10-29
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
At October 21, 2026, there were 2,044,085,831 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in millions, except per share data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product sales	$12,606	$11,850	$36,362	$34,645
Alliance and other revenues	463	372	1,169	1,047
Total Revenues	13,069	12,222	37,532	35,692

Cost of products sold(a)	4,146	3,435	11,292	9,839
Selling, general and administrative	1,699	1,789	5,142	5,086
Research and development	2,365	2,528	7,973	7,365
Acquired IPRD	1,558	633	1,651	2,328
Amortization of acquired intangible assets	458	831	1,332	2,491
Other (income)/expense, net	307	(108)	279	725
Total Expenses	10,533	9,108	27,670	27,834

Earnings/(Loss) before income taxes	2,536	3,114	9,862	7,858
Income tax provision	374	919	1,705	1,888
Net earnings/(loss)	2,162	2,195	8,156	5,970
Noncontrolling interest	—	(6)	—	3
Net earnings/(loss) attributable to BMS	$2,162	$2,201	$8,156	$5,967

Earnings/(Loss) per common share:
Basic	$1.06	$1.08	$4.00	$2.93
Diluted	1.05	1.08	3.98	2.93
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings/(loss)	$2,162	$2,195	$8,156	$5,970
Other comprehensive income/(loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(9)	48	83	(395)
Pension and postretirement benefits	—	19	8	22
Marketable debt securities	(4)	—	(9)	2
Foreign currency translation	23	(26)	160	96
Total other comprehensive income/(loss)	9	41	243	(275)

Comprehensive income/(loss)	2,171	2,236	8,399	5,695
Comprehensive income/(loss) attributable to noncontrolling interest	—	(6)	—	3
Comprehensive income/(loss) attributable to BMS	$2,171	$2,242	$8,399	$5,692
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
(UNAUDITED)

ASSETS	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$9,574	$10,209
Marketable debt securities	3,007	464
Receivables	10,639	11,414
Inventories	2,704	2,690
Other current assets	3,844	4,613
Total Current assets	29,767	29,390
Property, plant and equipment	7,971	7,543
Goodwill	21,735	21,754
Other intangible assets	16,936	19,103
Deferred income taxes	5,884	5,378
Marketable debt securities	378	396
Other non-current assets	6,099	6,474
Total Assets	$88,772	$90,038

LIABILITIES
Current liabilities:
Short-term debt obligations	$1,028	$2,261
Accounts payable	4,628	3,575
Other current liabilities	13,098	17,581
Total Current liabilities	18,753	23,417
Deferred income taxes	228	222
Long-term debt	41,849	42,850
Other non-current liabilities	4,538	5,043
Total Liabilities	65,368	71,533

Commitments and Contingencies (see Note 18)

EQUITY
BMS Shareholders’ equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	46,674	46,387
Accumulated other comprehensive loss	(1,281)	(1,524)
Retained earnings	21,190	16,896
Less cost of treasury stock	(43,471)	(43,579)
Total BMS Shareholders’ equity	23,404	18,473
Noncontrolling interest	—	33
Total Equity	23,404	18,506
Total Liabilities and Equity	$88,772	$90,038
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net earnings/(loss)	$8,156	$5,970
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	1,814	3,034
Deferred income taxes	(544)	(573)
Stock-based compensation	419	420
Impairment charges	834	514
Divestiture (gains)/losses, net and royalties	(186)	(880)
Acquired IPRD	1,651	2,328
Equity investment (gains)/losses, net	(222)	(90)
Contingent consideration fair value adjustments	—	336
Other adjustments	21	(76)
Changes in operating assets and liabilities:
Receivables	409	(314)
Inventories	111	(255)
Accounts payable	632	88
Rebates and discounts	(3,869)	1,957
Income taxes payable	(140)	320
Other	(408)	(597)
Net cash provided by operating activities	8,678	12,182
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	2,002	1,573
Purchase of marketable debt securities	(4,538)	(1,922)
Proceeds from sales of equity investments	439	61
Capital expenditures	(996)	(941)
Divestiture and other proceeds	512	792
Acquisition and other payments, net of cash acquired	(1,268)	(2,237)
Net cash provided by/(used in) investing activities	(3,849)	(2,674)
Cash Flows From Financing Activities:
Other short-term financing obligations, net	190	431
Repayments of long-term debt	(1,720)	(872)
Dividends	(3,857)	(3,783)
Stock option proceeds and other, net	(25)	(95)
Net cash provided by/(used in) financing activities	(5,412)	(4,319)
Effect of exchange rates on cash, cash equivalents and restricted cash	(61)	190
Increase/(decrease) in cash, cash equivalents and restricted cash	(644)	5,379
Cash, cash equivalents and restricted cash at beginning of period	10,218	10,347
Cash, cash equivalents and restricted cash at end of period	$9,574	$15,726
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company ("BMS", "we", "our", "us" or "the Company") prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2026 and December 31, 2025, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. All intercompany balances and transactions have been eliminated. These consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the 2025 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

The following table represents the significant segment expenses regularly provided to the CEO:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Research(a)	$288	$313	$855	$918
Drug Development(b)	1,140	1,151	3,374	3,327
Other(c)	937	1,063	3,744	3,120
Research and development	$2,365	$2,528	$7,973	$7,365
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

Recently Issued Accounting Standards Not Yet Adopted

Internal-Use Software

In September 2025, the FASB issued amended guidance on internal-use software. The guidance clarifies disclosure requirements and establishes new capitalization criteria based on management's authorization and funding commitment as well as the probability that a project will be completed and used for its intended function. The amended guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the amended standard to have a material impact on its consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance on income statement disclosures. The guidance aims to provide enhanced disclosures of income statement expenses to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The new guidance will result in incremental disclosures within the footnotes to the Company's financial statements, and the Company is currently updating its financial reporting processes to support the new disclosure requirements.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Net product sales	$12,606	$11,850	$36,362	$34,645
Alliance revenues	95	125	293	332
Other revenues	368	247	877	715
Total Revenues	$13,069	$12,222	$37,532	$35,692

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Gross product sales	$17,965	$22,494	$53,070	$64,548
GTN adjustments(a)
Charge-backs and cash discounts	(2,268)	(3,475)	(7,108)	(9,840)
Medicaid and Medicare rebates	(1,649)	(4,887)	(5,283)	(13,244)
Other rebates, returns, discounts and adjustments	(1,441)	(2,281)	(4,317)	(6,819)
Total GTN adjustments(b)	(5,358)	(10,644)	(16,708)	(29,903)
Net product sales	$12,606	$11,850	$36,362	$34,645
(a)    Includes reductions/(increases) to GTN adjustments for product sales made in prior periods resulting from changes in estimates of $125 million and $192 million for the three and nine months ended September 30, 2026 and $87 million and $418 million for the three and nine months ended September 30, 2025, respectively.
(b)     Includes U.S. GTN adjustments of $4.4 billion and $13.9 billion for the three and nine months ended September 30, 2026 and $9.8 billion and $27.5 billion for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Growth Portfolio
Opdivo	$2,374	$2,532	$7,005	$7,356
Opdivo Qvantig	334	67	758	105
Orencia	983	964	2,835	2,697
Yervoy	793	739	2,213	2,090
Reblozyl	750	615	2,040	1,661
Breyanzi	526	359	1,422	966
Opdualag	367	299	1,011	835
Camzyos	420	296	1,149	714
Zeposia	168	161	455	418
Sotyktu	100	80	256	206
Krazati	58	53	163	149
Cobenfy	57	43	176	105
Other Growth products(a)	731	651	1,965	1,714
Total Growth Portfolio	7,662	6,857	21,448	19,016
Legacy Portfolio
Eliquis	4,690	3,746	13,307	10,991
Revlimid	303	575	1,076	2,349
Pomalyst/Imnovid	130	675	847	2,041
Sprycel	73	119	233	413
Abraxane	65	74	170	284
Other Legacy products(b)	154	177	481	599
Total Legacy Portfolio	5,415	5,365	16,114	16,676
Other revenue(c)	(7)	—	(31)	—
Total Revenues	$13,069	$12,222	$37,532	$35,692

United States	$9,074	$8,329	$25,853	$24,721
International	3,592	3,602	10,700	10,193
Other(d)	403	290	978	778
Total Revenues	$13,069	$12,222	$37,532	$35,692
(a)    Includes Abecma, Augtyro, Empliciti, Inrebic, Nulojix, Onureg, Zenbexus and royalty revenues, including royalties received from Merck on Winrevair*.
(b)    Includes other mature brands.
(c)    Includes revenue hedging activities in 2026.
(d)    Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations, including royalties received from Merck on Winrevair*.

Revenue recognized from performance obligations satisfied in prior periods was $469 million and $1.0 billion for the three and nine months ended September 30, 2026 and $318 million and $992 million for the three and nine months ended September 30, 2025, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Revenues from alliances:
Net product sales	$4,700	$3,755	$13,333	$11,110
Alliance revenues	95	125	293	332
Total alliance revenues	$4,795	$3,880	$13,626	$11,442

Payments to/(from) alliance partners:
Cost of products sold	$2,323	$1,851	$6,595	$5,466
Selling, general and administrative	(57)	(62)	(208)	(195)
Research and development	64	82	216	233
Acquired IPRD	750	250	750	1,750
Other (income)/expense, net	(11)	11	(35)	(11)

Dollars in millions	September 30, 2026	December 31, 2025
Selected alliance balance sheet information:
Receivables – from alliance partners	$185	$198
Accounts payable – to alliance partners	2,540	1,684
Deferred income – from alliances(a)	142	175
(a)     Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2025 Form 10-K. Significant developments and updates related to alliances during the nine months ended September 30, 2026 and 2025 are set forth below.

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

BMS made an upfront payment to BioNTech of $1.5 billion, which was recorded as Acquired IPRD during the nine months ended September 30, 2025. Under the agreement, BioNTech will also receive $2.0 billion in aggregate of anniversary payments, which will be payable through 2028, provided that there is no prior termination of the agreement by BMS, and up to $7.6 billion of contingent development, regulatory and sales-based milestones. During the three months ended September 30, 2026, BMS made the first anniversary payment of $500 million, which was recorded as Acquired IPRD.

SystImmune

BMS and SystImmune are parties to a global strategic collaboration for the co-development and co-commercialization of izalontamab brengitecan (iza-bren or BL-B01D1), a bispecific topoisomerase inhibitor-based antibody drug conjugate, which is currently being evaluated in metastatic or unresectable NSCLC, breast cancer and other tumor types. During each of the three months ended September 30, 2026 and 2025, BMS recorded Acquired IPRD charges of $250 million following the achievement of each separate development milestone under the agreement. The most recently achieved milestone will be paid in the fourth quarter of 2026.

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

	Three Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2026	2025	2026	2025	2026	2025
Diabetes business - royalties	$—	$287	$—	$—	$—	$(286)
Mature products and other	2	2	—	8	—	—
Total	$2	$289	$—	$8	$—	$(286)

	Nine Months Ended September 30,
	Net Proceeds		Divestiture (Gains)/Losses		Royalty Income
Dollars in millions	2026	2025	2026	2025	2026	2025
Diabetes business - royalties	$273	$839	$—	$—	$—	$(844)
Mature products and other(a)	237	13	(162)	1	—	—
Total	$510	$852	$(162)	$1	$—	$(844)
(a)    Includes net cash proceeds of $164 million and a divestiture gain of $109 million related to the sale of BMS's 60% ownership stake in Sino-American Shanghai Squibb Pharmaceuticals Limited during the nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Keytruda* royalties	$(153)	$(150)	$(461)	$(434)
Tecentriq* royalties	(13)	(12)	(38)	(34)
Contingent milestone income	—	—	—	(40)
Amortization of deferred income	(12)	(12)	(36)	(36)
Other royalties and licensing income	(22)	(102)	(45)	(152)
Royalty and licensing income	$(200)	$(276)	$(580)	$(697)

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

In-license and other arrangements

Hengrui License Agreements

In May 2026, BMS and Hengrui entered into global license agreements to advance a portfolio of 13 early stage assets in oncology, hematology and immunology. BMS has exclusive worldwide rights to all assets outside of mainland China, Hong Kong SAR and Macau SAR (the "Hengrui Territory"), and Hengrui has exclusive rights to all assets within the Hengrui Territory. The transaction closed in July 2026.

BMS made an upfront payment to Hengrui of $600 million during the three months ended September 30, 2026 and will make a noncancellable $175 million anniversary payment in 2027, each of which were recorded as Acquired IPRD during the three months ended September 30, 2026. Additionally, Hengrui is eligible to receive (i) a $175 million second anniversary payment, which will be payable in 2028 provided that there is no prior termination of the agreement by BMS, (ii) up to $14.3 billion of contingent development, regulatory and sales-based milestones and (iii) tiered royalties on future net sales of all products outside of the Hengrui Territory.

Priority Review Voucher

BMS acquired a priority review voucher for $220 million, which was recorded as Research and development expense during the nine months ended September 30, 2026.

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

Reblozyl and Winrevair* License Agreements

BMS and Merck are parties to a global licensing agreement pursuant to which BMS licenses Reblozyl from Merck. Under the agreement, BMS is responsible for the development and commercialization of Reblozyl. BMS pays tiered royalties to Merck ranging from 20% to 24% of net sales, which are recorded in Cost of products sold. Royalty expense incurred by BMS under the agreement was $169 million and $458 million during the three and nine months ended September 30, 2026 and $132 million and $361 million during the three and nine months ended September 30, 2025, respectively.

Additionally, BMS and Merck are parties to a separate global licensing agreement pursuant to which Merck licenses Winrevair*, a novel activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension, from BMS. Under the agreement, Merck is responsible for the development and commercialization of Winrevair*. BMS receives royalties from Merck equal to 22% of net sales, which are recorded in Other revenues. Royalties earned by BMS under the agreement were $151 million and $405 million during the three and nine months ended September 30, 2026 and $86 million and $211 million during the three and nine months ended September 30, 2025, respectively.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Interest expense	$403	$480	$1,220	$1,459
Royalty income - divestitures (Note 4)	—	(286)	—	(844)
Royalty and licensing income (Note 4)	(200)	(276)	(580)	(697)
Investment income	(118)	(161)	(323)	(438)
Provision for restructuring (Note 6)	187	75	247	432
Litigation and other settlements(a)	3	165	11	424
Contingent consideration(b)	—	—	—	336
Equity investment (gains)/losses, net (Note 9)	26	(190)	(222)	(90)
Integration expenses (Note 6)	10	36	46	110
Divestiture (gains)/losses, net (Note 4)	—	8	(162)	1
Other	(4)	40	41	33
Other (income)/expense, net	$307	$(108)	$279	$725
(a)     Reflects charges related to a securities litigation matter during the three months ended September 30, 2025. Additionally, the nine months ended September 30, 2025 includes amounts related to a pricing, sales and promotional practices dispute.
(b)    During the nine months ended September 30, 2025, BMS recorded a $336 million charge, reflecting a change in the fair value of the Mirati contingent value rights, which was primarily driven by revised assumptions around the probability of achieving a specified regulatory milestone.

Note 6. RESTRUCTURING

2023 Restructuring Plan

In 2023, BMS commenced a restructuring plan to accelerate the delivery of medicines to patients by evolving and streamlining its enterprise operating model in key areas, such as R&D, manufacturing, commercial and other functions, to ensure its operating model supports and is appropriately aligned with the Company’s strategy to invest in key priorities. These changes primarily include (i) transforming R&D operations to accelerate pipeline delivery, (ii) enhancing BMS's commercial operating model, and (iii) establishing a more responsive manufacturing network. Total charges for the 2023 Restructuring Plan are expected to be approximately $2.5 billion through 2027, with $1.9 billion incurred to date. The remaining charges consist primarily of site exit costs, including impairment and accelerated depreciation of property, plant and equipment, and employee termination costs.

Other Acquisition Plans

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from acquisitions. For these plans, the remaining charges of approximately $30 million consist primarily of IT system integration costs, employee termination costs, and to a lesser extent, site exit costs, including impairment and accelerated depreciation of property, plant and equipment.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
2023 Restructuring Plan	$188	$193	$119	$567
Other Acquisition Plans	10	39	49	134
Total charges	$198	$232	$168	$701

Employee termination costs	$180	$71	$226	$423
Other termination costs	6	4	20	8
Provision for restructuring	187	75	247	432
Integration expenses	10	36	46	110
Accelerated depreciation	1	9	1	36
Asset impairments	—	111	4	128
Other shutdown (income)/expense, net	—	1	(130)	(4)
Total charges	$198	$232	$168	$701

Cost of products sold	$—	$110	$3	$114
Selling, general and administrative	—	1	1	6
Research and development	1	10	6	49
Other (income)/expense, net	197	111	159	532
Total charges	$198	$232	$168	$701

The following summarizes the charges and spending related to restructuring plan activities:

	Nine Months Ended September 30,
Dollars in millions	2026	2025
Beginning balance	$315	$297
Provision for restructuring	247	432
Payments	(297)	(452)
Foreign currency translation and other	(4)	10
Ending balance	$260	$287

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Earnings/(Loss) before income taxes	$2,536	$3,114	$9,862	$7,858
Income tax provision	374	919	1,705	1,888
Effective tax rate	14.8%	29.5%	17.3%	24.0%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The decreases in the effective tax rates for the third quarter of 2026 and year-to-date were primarily driven by jurisdictional earnings mix and the addition of $160 million of reserves recorded during the three months ended September 30, 2025.

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

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in millions, except per share data	2026	2025	2026	2025
Net earnings/(loss) attributable to BMS	$2,162	$2,201	$8,156	$5,967

Weighted-average common shares outstanding – basic	2,043	2,036	2,041	2,034
Incremental shares attributable to share-based compensation plans	10	3	8	5
Weighted-average common shares outstanding – diluted	2,053	2,039	2,049	2,039

Earnings/(Loss) per common share
Basic	$1.06	$1.08	$4.00	$2.93
Diluted	1.05	1.08	3.98	2.93

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was not material for the three and nine months ended September 30, 2026 and was 21 million and 18 million for the three and nine months ended September 30, 2025.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2026			December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents
Money market and other securities	$—	$6,947	$—	$—	$6,891	$—
Marketable debt securities
Certificates of deposit	—	2,820	—	—	350	—
Corporate debt securities	—	431	—	—	439	—
U.S. Treasury securities	—	134	—	—	71	—
Derivative assets	—	353	—	—	303	—
Equity investments	315	—	109	552	—	85
Derivative liabilities	—	323	—	—	123	—
Contingent consideration liability
Contingent value rights(a)	—	—	607	3	—	607
(a)    Includes the fair value of contingent value rights associated with the Mirati acquisition. The fair value of contingent value rights was estimated using a probability-weighted expected return method.

As further described in "Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements" in the Company's 2025 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). Equity investments subject to contractual sale restrictions were not material as of September 30, 2026 and December 31, 2025.

Marketable Debt Securities

The amortized cost for marketable debt securities approximates its fair value and these securities mature within five years as of September 30, 2026 and December 31, 2025.

Equity Investments

The following summarizes the carrying amount of equity investments:

Dollars in millions	September 30, 2026	December 31, 2025
Equity investments with RDFV	$315	$552
Equity investments without RDFV	782	806
Limited partnerships and other investments	845	738
Total equity investments	$1,942	$2,096

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Equity investments with RDFV
Net (gains)/losses recognized	$91	$(166)	$7	$(166)
Less: net (gains)/losses recognized on investments sold	—	—	(7)	5
Net unrealized (gains)/losses recognized on investments still held	91	(166)	13	(171)

Equity investments without RDFV
Upward adjustments	(70)	—	(247)	(11)
Net realized (gains)/losses recognized on investments sold	4	(36)	38	(17)
Impairments and downward adjustments	20	6	84	51

Limited partnerships and other investments
Equity in net (income)/loss of affiliates and other adjustments	(19)	6	(104)	53

Total equity investment (gains)/losses	$26	$(190)	$(222)	$(90)

Cumulative upwards adjustments and cumulative impairments and downward adjustments based on observable price changes in equity investments without RDFV still held as of September 30, 2026 were $294 million and $200 million, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges

BMS enters into foreign currency forward and purchased local currency put option contracts (foreign currency exchange contracts) to hedge certain forecasted intercompany inventory sales, third party sales and certain other foreign currency transactions. The objective of these foreign currency exchange contracts is to reduce variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the consolidated balance sheets. Changes in fair value for these foreign currency exchange contracts, which are designated as cash flow hedges, are temporarily recorded in AOCL and reclassified to net earnings when the hedged item affects earnings (typically within the next 24 months). Beginning in 2026, gains and losses on foreign currency cash flow hedges related to intercompany inventory sales, which were previously presented in Cost of products sold, are now presented in Alliance and other revenues due to a change in the nature of the hedged item. As of September 30, 2026, assuming market rates remain constant through contract maturities, BMS expects to reclassify pre-tax gains of $18 million into Alliance and other revenues for the Company's foreign currency exchange contracts out of AOCL during the next 12 months. The notional amount of outstanding foreign currency exchange contracts was primarily $3.6 billion for the euro contracts and $892 million for the Japanese yen contracts as of September 30, 2026.

BMS also enters into cross-currency swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCL and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency swap contracts associated with long-term debt denominated in euros was $584 million as of September 30, 2026.

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

Net Investment Hedges

Cross-currency swap contracts of $560 million as of September 30, 2026 are designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of AOCL with a related offset in derivative asset or liability in the consolidated balance sheets. The notional amount of outstanding cross-currency swap contracts was attributed to the Japanese yen of $362 million and the euro of $199 million as of September 30, 2026. Foreign currency forward contracts and zero-cost collar contracts are also designated to hedge currency exposure of BMS's net investment in its foreign subsidiaries. As of September 30, 2026, the notional amounts for both of these contracts were zero.

During the three and nine months ended September 30, 2026 and 2025, the amortization of gains related to the portion of the Company's net investment hedges that was excluded from the assessment of effectiveness was not material.

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

The following table summarizes the fair value and the notional values of outstanding derivatives:

	September 30, 2026				December 31, 2025
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Designated as cash flow hedges
Foreign currency exchange contracts	$5,059	$204	$531	$(41)	$5,074	$145	$1,542	$(64)
Cross-currency swap contracts	584	57	—	—	584	65	—	—
Designated as net investment hedges
Cross-currency swap contracts	362	29	199	(20)	362	39	345	(48)
Designated as fair value hedges
Interest rate swap contracts	200	—	5,855	(206)	4,000	46	555	(5)
Not designated as hedges
Foreign currency exchange contracts	2,989	63	2,784	(50)	1,887	8	667	(5)
Total return swap contracts(c)	—	—	480	(7)	—	—	447	(1)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.
(c)    Total return swap contracts hedge changes in fair value of certain deferred compensation liabilities.

The following table summarizes the financial statement classification and amount of gains and losses recognized on hedges:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Dollars in millions	Gains/(losses) recognized in Alliance and other revenues	(Gains)/losses recognized in Other (income)/expense, net	Gains/(losses) recognized in Alliance and other revenues	(Gains)/losses recognized in Other (income)/expense, net
Foreign currency exchange contracts	$(7)	$(2)	$(31)	$(40)
Cross-currency swap contracts	—	1	—	12
Interest rate swap contracts	—	(3)	—	(12)
Forward interest rate contracts	—	(1)	—	(4)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Dollars in millions	(Gains)/losses recognized in Cost of products sold	(Gains)/losses recognized in Other (income)/expense, net	(Gains)/losses recognized in Cost of products sold	(Gains)/losses recognized in Other (income)/expense, net
Foreign currency exchange contracts	$34	$(3)	$21	$21
Cross-currency swap contracts	—	(4)	—	(130)
Interest rate swap contracts	—	2	—	1
Forward interest rate contracts	—	(1)	—	(4)

The following table summarizes the effect of derivative instruments designated as hedges in Other comprehensive income/(loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Derivatives designated as cash flow hedges
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	$(13)	$33	$78	$(481)
Reclassified to Alliance and other revenues	7	—	31	—
Reclassified to Cost of products sold	—	34	—	21
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(4)	(4)	(8)	90
Reclassified to Other (income)/expense, net	5	—	23	(122)
Forward interest rate contract gains/(losses):
Reclassified to Other (income)/expense, net	(1)	(1)	(4)	(4)
Derivatives designated as net investment hedges
Cross-currency swap contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(16)	16	(1)	(47)
Foreign currency exchange contracts gains/(losses):
Recognized in Other comprehensive income/(loss)	(20)	(19)	(6)	(96)

Note 10. FINANCING ARRANGEMENTS

Short-term debt obligations include:

Dollars in millions	September 30, 2026	December 31, 2025
Non-U.S. short-term financing obligations	$260	$284
Current portion of Long-term debt	768	1,977
Short-term debt obligations	$1,028	$2,261

Under its commercial paper program, BMS may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance.

Long-term debt and the current portion of Long-term debt include:

Dollars in millions	September 30, 2026	December 31, 2025
Principal value	$42,376	$44,323
Adjustments to principal value:
Fair value of interest rate swap contracts	(206)	41
Unamortized basis adjustment from swap terminations	51	60
Unamortized bond discounts and issuance costs	(330)	(347)
Unamortized purchase price adjustments of Celgene debt	725	751
Total	$42,617	$44,827

Current portion of Long-term debt	$768	$1,977
Long-term debt	41,849	42,850
Total	$42,617	$44,827

The fair value of Long-term debt, including the current portion, was $36.0 billion as of September 30, 2026 and $41.5 billion as of December 31, 2025 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of Short-term debt obligations approximates the carrying value due to the short maturities of the debt instruments.

During the nine months ended September 30, 2026, $1.7 billion of debt matured and was repaid, including the $1.2 billion 3.20% Notes and $500 million of floating rate notes.

During the nine months ended September 30, 2025, the $229 million 3.875% Notes and €575 million 1.000% Euro Notes matured and were repaid.

Interest payments were $1.3 billion and $1.7 billion for the nine months ended September 30, 2026 and 2025, respectively, net of amounts related to interest rate swap contracts.

Guarantees

See “Note 10. Financing Arrangements” in our 2025 Form 10-K for information on BMS’s guarantee of debt.

Credit Facilities

As of September 30, 2026 and December 31, 2025, BMS had a five-year $5.0 billion revolving credit facility, which is extendable annually by one year with the consent of the lenders. In January 2026, the Company extended the termination date of the credit facility from January 2030 to January 2031. The facility provides for customary terms and conditions with no financial covenants and is used to provide backup liquidity for the Company's commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of September 30, 2026 and December 31, 2025.

Note 11. RECEIVABLES

Dollars in millions	September 30, 2026	December 31, 2025
Trade receivables	$10,035	$11,370
Less charge-backs and cash discounts	(782)	(1,720)
Less allowance for expected credit loss	(60)	(58)
Net trade receivables	9,192	9,592
Alliance, royalties, VAT and other	1,447	1,821
Receivables	$10,639	$11,414

Non-U.S. receivables sold on a nonrecourse basis were $89 million and $267 million for the nine months ended September 30, 2026 and 2025, respectively. Receivables from the three largest customers in the U.S. represented 71% and 75% of total trade receivables as of September 30, 2026 and December 31, 2025, respectively.

Note 12. INVENTORIES

Dollars in millions	September 30, 2026	December 31, 2025
Finished goods	$989	$900
Work in process	2,894	3,159
Raw and packaging materials	373	281
Total inventories	$4,256	$4,340

Inventories	$2,704	$2,690
Other non-current assets	1,552	1,650

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in millions	September 30, 2026	December 31, 2025
Land	$164	$157
Buildings	7,972	7,270
Machinery, equipment and fixtures	4,041	3,790
Construction in progress	1,483	1,619
Gross property, plant and equipment	13,660	12,836
Less accumulated depreciation	(5,688)	(5,293)
Property, plant and equipment	$7,971	$7,543
Depreciation expense was $151 million and $430 million for the three and nine months ended September 30, 2026 and $159 million and $489 million for the three and nine months ended September 30, 2025, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts in Goodwill were as follows:

Dollars in millions
Balance at December 31, 2025	$21,754
Currency translation and other adjustments	(19)
Balance at September 30, 2026	$21,735

Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives	September 30, 2026			December 31, 2025
Dollars in millions		Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
R&D technology	6 years	$1,980	$(853)	$1,128	$1,980	$(605)	$1,375
Acquired marketed product rights	3 – 17 years	63,653	(52,699)	10,954	61,385	(51,646)	9,739
Capitalized software	3 – 10 years	1,548	(1,164)	384	1,453	(1,064)	389
IPRD		4,470	—	4,470	7,600	—	7,600
Total		$71,651	$(54,715)	$16,936	$72,418	$(53,315)	$19,103

Amortization expense of Other intangible assets was $491 million and $1.4 billion during the three and nine months ended September 30, 2026 and $867 million and $2.6 billion for the three and nine months ended September 30, 2025, respectively.

In August 2026, $2.3 billion of IPRD was reclassified to acquired marketed product rights upon approval of Zenbexus in the U.S.

During the nine months ended September 30, 2026, IPRD impairment charges of $830 million were recorded in Research and development expense. The charges reflect a partial write-down of an oncology asset based on recent clinical results and development plan changes and a partial write-down of a radiopharmaceutical asset driven by an indication realignment within our portfolio.

During the three and nine months ended September 30, 2025, $85 million and $385 million, respectively, of IPRD impairment charges were recorded in Research and development expense. The charges represented a full write-down of an oncology asset due to pipeline reprioritization and a partial write-down of a separate oncology asset resulting from revised cash flow projections.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in millions	September 30, 2026	December 31, 2025
Income taxes	$2,126	$2,920
Research and development	756	753
Contract assets	85	192
Other	877	748
Other current assets	$3,844	$4,613

Dollars in millions	September 30, 2026	December 31, 2025
Equity investments (Note 9)	$1,942	$2,096
Operating leases	1,480	1,582
Inventories (Note 12)	1,552	1,650
Pension and postretirement	335	330
Research and development	230	250
Other	560	566
Other non-current assets	$6,099	$6,474

Dollars in millions	September 30, 2026	December 31, 2025
Rebates and discounts	$4,915	$8,844
Income taxes	727	979
Employee compensation and benefits	1,122	1,561
Research and development	1,793	1,434
Dividends	1,288	1,283
Interest	589	484
Royalties	565	537
Operating leases	220	202
Other	1,877	2,256
Other current liabilities	$13,098	$17,581

Dollars in millions	September 30, 2026	December 31, 2025
Income taxes	$900	$1,407
Pension and postretirement	299	330
Operating leases	1,713	1,826
Deferred income	128	169
Deferred compensation	514	487
Contingent value rights (Note 9)	607	607
Other	377	216
Other non-current liabilities	$4,538	$5,043

Note 16. EQUITY

The following table summarizes changes in equity during the nine months ended September 30, 2026:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2025	2,923	$292	$46,387	$(1,524)	$16,896	887	$(43,579)	$33
Net earnings/(loss)	—	—	—	—	2,677	—	—	1
Other comprehensive income/(loss)	—	—	—	155	—	—	—	—
Cash dividends declared $0.63 per share	—	—	—	—	(1,286)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	64	—
Balance at March 31, 2026	2,923	$292	$46,374	$(1,370)	$18,287	881	$(43,515)	$34
Net earnings/(loss)	—	—	—	—	3,317	—	—	(1)
Other comprehensive income/(loss)	—	—	—	79	—	—	—	—
Cash dividends declared $0.63 per share	—	—	—	—	(1,288)	—	—	—
Stock compensation	—	—	130	—	—	(1)	11	—
Distributions and other	—	—	—	—	—	—	—	(33)
Balance at June 30, 2026	2,923	$292	$46,504	$(1,290)	$20,316	880	$(43,504)	$—
Net earnings/(loss)	—	—	—	—	2,162	—	—	—
Other comprehensive income/(loss)	—	—	—	9	—	—	—	—
Cash dividends declared $0.63 per share	—	—	—	—	(1,288)	—	—	—
Stock compensation	—	—	170	—	—	(1)	33	—
Balance at September 30, 2026	2,923	$292	$46,674	$(1,281)	$21,190	879	$(43,471)	$—

The following table summarizes changes in equity during the nine months ended September 30, 2025:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and shares in millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2024	2,923	$292	$46,024	$(1,238)	$14,912	894	$(43,655)	$53
Net earnings/(loss)	—	—	—	—	2,456	—	—	6
Other comprehensive income/(loss)	—	—	—	(185)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	(13)	—	—	(6)	59	—
Balance at March 31, 2025	2,923	$292	$46,011	$(1,424)	$16,106	888	$(43,597)	$59
Net earnings/(loss)	—	—	—	—	1,310	—	—	2
Other comprehensive income/(loss)	—	—	—	(130)	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	123	—	—	—	6	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2025	2,923	$292	$46,134	$(1,554)	$16,154	888	$(43,590)	$54
Net earnings/(loss)	—	—	—	—	2,201	—	—	(6)
Other comprehensive income/(loss)	—	—	—	41	—	—	—	—
Cash dividends declared $0.62 per share	—	—	—	—	(1,262)	—	—	—
Stock compensation	—	—	131	—	—	(1)	4	—
Balance at September 30, 2025	2,923	$292	$46,265	$(1,513)	$17,093	887	$(43,586)	$48

The components of Other comprehensive income/(loss) were as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$(17)	$—	$(17)	$70	$(22)	$48
Reclassified to net earnings(a)	10	(3)	7	50	(14)	36
Derivatives qualifying as cash flow hedges	(6)	(3)	(9)	120	(36)	83

Pension and postretirement benefits
Actuarial gains/(losses)	(1)	—	(1)	1	—	1
Amortization(b)	1	—	1	5	(2)	3
Settlements(b)	—	—	—	5	(1)	4
Pension and postretirement benefits	—	—	—	11	(3)	8

Marketable debt securities
Unrealized gains/(losses)	(6)	1	(4)	(11)	3	(9)

Foreign currency translation	14	8	23	159	2	160

Other comprehensive income/(loss)	$3	$6	$9	$278	$(35)	$243

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Dollars in millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Recognized in other comprehensive income/(loss)	$29	$(5)	$24	$(391)	$80	$(311)
Reclassified to net earnings(a)	32	(8)	24	(104)	20	(84)
Derivatives qualifying as cash flow hedges	61	(13)	48	(495)	100	(395)

Pension and postretirement benefits
Actuarial gains/(losses)	23	(6)	17	23	(6)	17
Amortization(b)	—	1	1	4	—	5
Pension and postretirement benefits	23	(4)	19	27	(5)	22

Marketable debt securities
Unrealized gains/(losses)	—	—	—	2	—	2

Foreign currency translation	(27)	1	(26)	64	33	96

Other comprehensive income/(loss)	$58	$(17)	$41	$(403)	$127	$(275)
(a)Included in Alliance and other revenues, Cost of products sold and Other (income)/expense, net. Refer to "—Note 9. Financial Instruments and Fair Value Measurements" for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other comprehensive income/(loss), net of taxes, were as follows:

Dollars in millions	September 30, 2026	December 31, 2025
Derivatives qualifying as cash flow hedges	$120	$37
Pension and postretirement benefits	(559)	(566)
Marketable debt securities	(6)	3
Foreign currency translation(a)	(837)	(997)
Accumulated other comprehensive loss	$(1,281)	$(1,524)
(a)Includes net investment hedge gains of $100 million and $105 million as of September 30, 2026 and December 31, 2025, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Cost of products sold	$16	$16	$47	$47
Selling, general and administrative	58	58	171	170
Research and development	65	66	201	203
Total stock-based compensation expense	$138	$139	$419	$420

Income tax benefit	$30	$29	$87	$88

The number of units granted and the weighted-average fair value on the grant date for the nine months ended September 30, 2026 were as follows:

Units in millions	Units	Weighted-Average Fair Value
Restricted stock units	11.0	$54.19
Market share units	1.0	$62.54
Performance share units	0.5	$58.43

Dollars in millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$939	$89	$46
Expected weighted-average period in years of compensation cost to be recognized	2.6	2.0	1.6

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

Eliquis - U.S.
In November 2025, BMS received a Notice Letter from Azurity Pharmaceuticals, Inc. (“Azurity”) notifying BMS that Azurity had filed a 505(b)(2) application containing a paragraph IV certification seeking approval to market apixaban products in the U.S. and challenging a formulation patent listed in the Orange Book for Eliquis but not the composition of matter patent. In response, BMS and Pfizer initiated a patent infringement action against Azurity in the U.S. District Court for the District of Delaware. In October 2026, the court dismissed the case following settlement.

In September 2026, BMS received a Notice Letter from TAHO Pharmaceuticals Limited (“TAHO”) notifying BMS that TAHO had filed a 505(b)(2) application containing a paragraph IV certification seeking approval to market apixaban products in the U.S. and challenging a formulation patent listed in the Orange Book for Eliquis but not the composition of matter patent. In response, BMS and Pfizer initiated a patent infringement action against TAHO in the U.S. District Court for the District of Delaware in October 2026.

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
•The courts made initial negative decisions in Finland, Ireland, Poland, and Slovakia. In Finland and Ireland, the appeals court overturned the initial decisions and remanded the cases to the lower court. The case in Ireland is now settled. In Poland, an appeal is pending.
•The courts made initial positive decisions in Denmark, the Czech Republic, Greece, and Portugal. In Denmark, an appeal is pending. In Portugal and Greece, the positive decisions were upheld on appeal. In the Czech Republic, the appeals court remanded the case to the lower court, which confirmed the positive decision, and the case is now settled.

One or more generics have entered the market in Poland while proceedings are pending. Additional generic manufacturers may seek to market generic apixaban products in these or additional countries in Europe prior to the expiration of the Company's patents, which may lead to additional infringement and invalidity actions in Europe.

Opdivo - U.S.
In September 2026, BMS and Ono Pharmaceutical Co., Ltd. initiated a patent infringement action against Amgen, Inc. in the U.S. District Court for the District of Delaware based on Amgen’s filing of an abbreviated Biologics License Application (aBLA) with the FDA seeking approval to market a nivolumab biosimilar in the U.S.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* Texas Litigation
In November 2025, BMS and certain Sanofi entities were named defendants in a Texas state court action in Harrison County, Texas brought by the attorney general of Texas (the “Texas AG") and by a qui tam relator on behalf of the State of Texas relating to the labeling, sales, and promotion of Plavix*. The case was removed to the U.S. District Court for the Eastern District of Texas but was remanded to state court in Harrison County in March 2026. Also in November 2025, BMS and certain Sanofi entities sued the Texas AG in state court in Travis County, Texas to enjoin the Texas AG's lawsuit, although in April 2026 the Travis County court abated that lawsuit pending disposition of the Harrison County case. The abetment ruling has been appealed.

SECURITIES LITIGATION

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement (“CVR Agreement”) entered into in connection with the closing of BMS’s acquisition of Celgene in November 2019. An entity claiming to be the successor trustee under the CVR Agreement alleged that BMS breached the CVR Agreement by allegedly failing to use “diligent efforts” to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby allegedly avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the alleged successor trustee. The plaintiff sought damages in an amount to be determined at trial and other relief, including interest and attorneys’ fees. BMS disputes the allegations. BMS filed a motion to dismiss the alleged successor trustee’s complaint for failure to state a claim upon which relief can be granted, which was denied in June 2022. In February 2024, BMS filed a motion to dismiss the complaint for lack of subject matter jurisdiction. In September 2024, the court granted BMS’s motion and dismissed the lawsuit for lack of subject matter jurisdiction without prejudice to the refiling of a new lawsuit by a properly appointed trustee. The plaintiff appealed, and BMS cross-appealed from the denial of its first motion to dismiss. In August 2026, the U.S. Court of Appeals for the Second Circuit vacated the dismissal and judgment and remanded the case to the district court for further proceedings.

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

After the case that was filed in June 2021 was remanded by the Second Circuit, the district court consolidated the two actions under the caption for the original case. A trial date has been set for January 2028.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County, asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of securities laws. In June 2024, the court granted defendants’ motion to dismiss the complaint in its entirety without prejudice to file an amended complaint. The plaintiff filed an amended complaint which was dismissed with prejudice in February 2025. The plaintiff appealed the dismissal and in August 2026, the Appellate Division affirmed in full and across all claims. The plaintiff did not petition for review of that decision by the New Jersey Supreme Court.

OTHER LITIGATION

HRSA 340B Litigation
On November 26, 2024, BMS filed a lawsuit against Carole Johnson, Administrator of Health Resources & Services Administration (“HRSA”) and Xavier Becerra, U.S. Secretary of HHS, challenging HRSA’s determination that BMS could not implement a cash rebate model for the 340B drug pricing program. BMS is seeking a determination that HRSA’s actions violate the Administrative Procedure Act and the United States Constitution. In May 2025, the U.S. District Court for the District of Columbia granted HRSA summary judgment on BMS’s claims. The U.S. Court of Appeals for the D.C. Circuit affirmed the District Court's judgment in July 2026.

Arkansas 340B Litigation
In July 2026, the Arkansas Attorney General, on behalf of the State of Arkansas, filed a complaint in the Circuit Court of Polk County, Arkansas against BMS and other pharmaceutical manufacturers, along with a non-manufacturer technology vendor. The complaint alleges that the defendants’ policies conditioning 340B program drug discounts on the use of a limited number of contract pharmacies and/or the submission of claims and other utilization data violate the Arkansas Deceptive Trade Practices Act (ADTPA). The complaint seeks civil penalties and injunctive relief. In September 2026, the case was removed to the U.S. District Court for the Western District of Arkansas.

Thalomid and Revlimid Litigations
Beginning in November 2014, putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws in connection with, among other things, activities related to obtaining and litigating certain Revlimid patents. In October 2020, the district court entered a final order approving a class settlement and dismissed the matter. Certain entities—including entities that opted out of the settlement class and others who claim that their suits are not covered by that settlement—have since filed additional suits against Celgene and BMS, pursuing similar claims based on related theories, and a subset of plaintiffs brought additional claims related to copay assistance for Thalomid and Revlimid. Those new suits are principally being litigated in the U.S. District Court for the District of New Jersey. The Court dismissed certain of those complaints with leave to amend in June 2024. All plaintiffs filed amended complaints in August 2024. The defendants filed motions to dismiss those complaints. In September 2026, the Court denied the motion to dismiss Plaintiffs’ antitrust claims challenging the Celgene patent litigation settlement with Natco Pharma Limited. All other motions to dismiss have been administratively terminated with the potential to be reinstated at a later date.

Related actions are also pending in San Francisco Superior Court and the Philadelphia County Court of Common Pleas. No activity is expected in these cases until disposition of the New Jersey actions. No trial dates have been scheduled.

Pomalyst Antitrust Class Action
Beginning in September 2023, certain entities filed putative class actions against Celgene, BMS, and certain individuals in the U.S. District Court for the Southern District of New York asserting claims under various antitrust, consumer protection, and unjust enrichment laws in connection with activities related to obtaining and litigating certain Pomalyst patents. In March 2025, the court dismissed the complaints against Celgene, BMS and the named individuals. Plaintiffs sought leave to amend their complaints, and in March 2026, the court denied plaintiffs’ motion for leave to amend and entered judgment in favor of the defendants. In April 2026, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit where briefing is ongoing.

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

CERCLA and Other Remediation Matters
With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $64 million as of September 30, 2026, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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

In 2026, we have achieved multiple regulatory approvals across our portfolio, including: (i) approval of our first CELMoD, Zenbexus (iberdomide), in combination with daratumumab and hyaluronidase-fihj and dexamethasone for the treatment of adult patients with MM who have received at least one prior line of therapy including a proteasome inhibitor and an immunomodulatory agent in the U.S.; (ii) approval of Camzyos for pediatric patients with symptomatic oHCM in the U.S.; (iii) approval of Sotyktu for the treatment of adults with active PsA in the U.S. and EU; and (iv) approval of Opdivo for cHL in the U.S. and EU. We have also made meaningful progress advancing our pipeline, highlighted by: (i) topline Phase III results from the ALOFT-IPF study of admilparant in adults with IPF, which met its primary endpoint at the 60 mg dose; (ii) positive topline interim Phase III results from the ACTION-1 study of RYZ101 in patients with SSTR+ GEP-NETs who have progressed following Lu177-based therapy; (iii) FDA acceptance of our NDA for mezigdomide in RRMM with a PDUFA date of May 13, 2027; (iv) positive interim Phase II results from the ROSETTA Lung-02 study of pumitamig in patients with previously untreated advanced NSCLC; (v) positive topline Phase II results from the registrational QUINTESSENTIAL study of arlo-cel in adult patients with quadruple-class exposed RRMM; and (vi) positive interim results from two Phase III studies conducted in China for iza-bren in heavily pretreated, unresectable locally advanced or metastatic TNBC and recurrent or metastatic ESCC.

We continue to view business development as an important component of our strategy, focusing on opportunities where we can add strategic value and deliver returns. In May 2026, we entered into global license agreements with Hengrui to develop and commercialize 13 early stage assets in oncology, hematology and immunology. For additional information relating to this arrangement, refer to "Item 1. Financial Statements — Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements". Additionally, in August 2026, we announced plans to build a new, state-of-the-art multi-modal manufacturing campus in Houston, Texas, and a new, radiopharmaceutical manufacturing facility in Whitestown, Indiana, reflecting our continuing efforts to invest in research and development, technology and domestic production within the U.S.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2026	2025	2026	2025
Total Revenues	$13,069	$12,222	$37,532	$35,692

Diluted earnings/(loss) per share
GAAP	$1.05	$1.08	$3.98	$2.93
Non-GAAP	1.35	1.63	4.97	4.89

Revenues increased 7% during the third quarter of 2026 and 5% year-to-date, primarily reflecting higher demand and higher average net selling prices across the Growth Portfolio and for Eliquis, which was partially offset by the impact of generics across the remainder of the Legacy Portfolio.

The $0.03 decrease in GAAP EPS for the third quarter of 2026 was primarily due to higher one-time Acquired IPRD charges in 2026 and the expiry of royalty income on diabetes products at the end of 2025, partially offset by lower amortization of acquired intangible assets and higher revenues in 2026. After adjusting for specified items, the $0.28 decrease in non-GAAP EPS was primarily due to the aforementioned higher Acquired IPRD charges and the expiry of royalty income on diabetes products, partially offset by higher revenues.

The $1.05 increase in GAAP EPS year-to-date was primarily due to lower amortization of acquired intangible assets, lower one-time Acquired IPRD charges and higher revenues in 2026, partially offset by the expiry of royalty income on diabetes products at the end of 2025. After adjusting for specified items, the $0.08 increase in non-GAAP EPS was primarily due to the aforementioned lower Acquired IPRD charges and higher revenues, partially offset by the expiry of royalty income on diabetes products.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2026 as of October 29, 2026:

Product	Date	Approval

Camzyos	September 2026	The FDA expanded approval of Camzyos for the treatment of symptomatic oHCM to improve functional capacity and symptoms in adults and pediatric patients weighing 30 kg (66 lbs) or more.

Zenbexus (iberdomide)	August 2026
FDA approval of Zenbexus (iberdomide) in combination with daratumumab and hyaluronidase-fihj and dexamethasone (ZDd) for the treatment of adult patients with MM who have received at least one prior line of therapy including a proteasome inhibitor and an immunomodulatory agent.

Opdivo	June 2026	EC approval of Opdivo in combination with AVD, for the treatment of adult and adolescent patients 12 years and older with previously untreated, Stage III or IV cHL.

Sotyktu	May 2026
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
FDA approval of Opdivo in combination with AVD, for the treatment of adult and pediatric patients 12 years and older with previously untreated, Stage III or IV cHL.

EC approval of Opdivo in combination with brentuximab vedotin, for the treatment of children 5 years of age and older, adolescents, and adults up to 30 years of age with relapsed or refractory cHL after one prior line of therapy.

Sotyktu	March 2026	FDA approval of Sotyktu for the treatment of adults with active PsA.

Refer to "—Product and Pipeline Developments" for a listing of other developments in our marketed products and late-stage pipeline since the start of the third quarter of 2026.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to "Item 1. Financial Statements—Note 3. Alliances" and "—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements" for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	2026	2025	% Change	Foreign Exchange(b)	2026	2025	% Change	Foreign Exchange(b)
United States	$9,074	$8,329	9%	—%	$25,853	$24,721	5%	—%
International	3,592	3,602	—%	(1)%	10,700	10,193	5%	2%
Other(a)	403	290	39%	(3)%	978	778	26%	(4)%
Total revenues	$13,069	$12,222	7%	—%	$37,532	$35,692	5%	1%
(a)    Includes royalties and alliance-related revenues for products not sold by our regional commercial organizations, including royalties received from Merck on Winrevair*.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues increased 9% during the third quarter of 2026 and 5% year-to-date, reflecting higher demand and higher average net selling prices across the Growth Portfolio and for Eliquis, partially offset by the impact of generic erosion within the remainder of the Legacy Portfolio. Average U.S. net selling prices increased 7% year-to-date compared to the corresponding period a year ago, primarily driven by lower rebates as a result of the Eliquis list price reduction in 2026.

International

•International revenues were relatively flat during the third quarter of 2026 and increased 5% year-to-date, primarily due to higher demand across the Growth Portfolio, offset by generic erosion within the Legacy Portfolio. Excluding the impacts of foreign exchange, international revenues increased 1% during the third quarter of 2026 and 3% year-to-date.

No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2026 and 2025. Our business is typically not seasonal; however, in the first quarter we typically see an unwinding of sales channel inventory build-up from the fourth quarter of the prior year.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2026	2025	% Change	2026	2025	% Change
Gross product sales	$17,965	$22,494	(20)%	$53,070	$64,548	(18)%
GTN adjustments
Charge-backs and cash discounts	(2,268)	(3,475)	(35)%	(7,108)	(9,840)	(28)%
Medicaid and Medicare rebates	(1,649)	(4,887)	(66)%	(5,283)	(13,244)	(60)%
Other rebates, returns, discounts and adjustments	(1,441)	(2,281)	(37)%	(4,317)	(6,819)	(37)%
Total GTN adjustments	(5,358)	(10,644)	(50)%	(16,708)	(29,903)	(44)%
Net product sales	$12,606	$11,850	6%	$36,362	$34,645	5%

GTN adjustments percentage	30%	47%	(17)%	31%	46%	(15)%
U.S.	32%	54%	(22)%	35%	53%	(18)%
International	22%	18%	4%	21%	19%	2%

Reductions/(increases) to provisions for product sales made in prior periods resulting from changes in estimates were $125 million and $192 million for the three and nine months ended September 30, 2026 and $87 million and $418 million for the three and nine months ended September 30, 2025, respectively. The changes in gross product sales and GTN adjustments were primarily due to a list price reduction for Eliquis in the U.S. in 2026.

GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2026	2025	% Change	2026	2025	% Change
Growth Portfolio
Opdivo	$2,374	$2,532	(6)%	$7,005	$7,356	(5)%
U.S.	1,345	1,454	(8)%	3,920	4,293	(9)%
International & Other	1,029	1,077	(4)%	3,085	3,063	1%

Opdivo Qvantig	334	67	>200%	758	105	>200%
U.S.	250	60	>200%	587	97	>200%
International & Other	84	7	>200%	171	8	>200%

Orencia	983	964	2%	2,835	2,697	5%
U.S.	754	721	5%	2,145	1,987	8%
International & Other	230	243	(6)%	691	710	(3)%

Yervoy	793	739	7%	2,213	2,090	6%
U.S.	482	455	6%	1,330	1,300	2%
International & Other	311	284	10%	883	790	12%

Reblozyl	750	615	22%	2,040	1,661	23%
U.S.	610	494	23%	1,642	1,336	23%
International & Other	140	121	16%	398	324	23%

Breyanzi	526	359	46%	1,422	966	47%
U.S.	359	251	43%	1,005	709	42%
International & Other	167	109	53%	417	257	62%

Opdualag	367	299	23%	1,011	835	21%
U.S.	305	259	18%	845	739	14%
International & Other	62	40	57%	166	96	72%

Camzyos	420	296	42%	1,149	714	61%
U.S.	299	238	26%	838	578	45%
International & Other	121	57	111%	311	137	127%

Zeposia	168	161	5%	455	418	9%
U.S.	115	113	2%	300	278	8%
International & Other	53	48	11%	155	139	11%

Sotyktu	100	80	26%	256	206	24%
U.S.	63	51	25%	150	126	19%
International & Other	37	29	27%	106	80	32%

Krazati	58	53	10%	163	149	9%
U.S.	54	48	11%	147	139	6%
International & Other	5	5	(1)%	16	10	61%

Cobenfy	57	43	33%	176	105	68%
U.S.	55	43	29%	171	104	64%
International & Other	2	—	>200%	4	—	>200%

Other Growth Products(a)	731	651	12%	1,965	1,714	15%
U.S.	261	246	6%	717	727	(1)%
International & Other	470	405	16%	1,248	987	26%

Total Growth Portfolio	$7,662	$6,857	12%	$21,448	$19,016	13%
U.S.	4,951	4,432	12%	13,797	12,413	11%
International & Other	2,711	2,425	12%	7,651	6,603	16%

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2026	2025	% Change	2026	2025	% Change
Legacy Portfolio
Eliquis	$4,690	$3,746	25%	$13,307	$10,991	21%
U.S.	3,653	2,631	39%	10,087	7,930	27%
International & Other	1,037	1,115	(7)%	3,220	3,060	5%

Revlimid	303	575	(47)%	1,076	2,349	(54)%
U.S.	239	485	(51)%	870	2,027	(57)%
International & Other	63	89	(29)%	206	322	(36)%

Pomalyst/Imnovid	130	675	(81)%	847	2,041	(59)%
U.S.	72	596	(88)%	642	1,717	(63)%
International & Other	58	79	(27)%	205	324	(37)%

Sprycel	73	119	(38)%	233	413	(44)%
U.S.	43	69	(38)%	132	263	(50)%
International & Other	30	49	(39)%	102	150	(32)%

Abraxane	65	74	(13)%	170	284	(40)%
U.S.	9	24	(61)%	33	97	(65)%
International & Other	56	50	10%	136	187	(27)%

Other Legacy Products(b)	154	177	(13)%	481	599	(20)%
U.S.	106	92	15%	292	274	7%
International & Other	49	85	(43)%	188	324	(42)%

Total Legacy Portfolio	$5,415	$5,365	1%	$16,114	$16,676	(3)%
U.S.	4,123	3,897	6%	12,056	12,308	(2)%
International & Other	1,292	1,468	(12)%	4,058	4,368	(7)%

Other revenue(c)	$(7)	$—	N/A	$(31)	$—	N/A
International & Other	(7)	—	N/A	$(31)	$—	N/A

Total Revenues	$13,069	$12,222	7%	$37,532	$35,692	5%
U.S.	9,074	8,329	9%	25,853	24,721	5%
International & Other	3,995	3,893	3%	11,678	10,971	6%

(a)    Includes Abecma, Augtyro, Empliciti, Inrebic, Nulojix, Onureg, Zenbexus and royalty revenues, including royalties received from Merck on Winrevair*.
(b)    Includes other mature brands.
(c)    Includes revenue hedging activities in 2026.

Growth Portfolio

•Opdivo revenues decreased 6% during the third quarter of 2026 and 5% year-to-date, primarily due to lower demand in the U.S., reflecting greater utilization of Opdivo Qvantig. Additionally, the year-to-date decrease reflects changes in sales channel inventory and timing of customer orders in the U.S., partially offset by foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased 6% in both periods.

•Opdivo Qvantig revenues increased more than 200% during the third quarter of 2026 and year-to-date, primarily due to higher demand as a result of the product's launch in 2025.

•Orencia revenues increased 2% during the third quarter of 2026 and 5% year-to-date, primarily due to higher demand in the United States. Formulation and additional patents expire in 2026 and beyond. In April 2026, BMS entered into agreements with Dr. Reddy's Laboratories that allow for (i) an Orencia biosimilar for intravenous administration to be marketed in the U.S. upon approval and (ii) an Orencia biosimilar for subcutaneous administration to be marketed in the U.S. as early as February 2028. BMS is not aware of an Orencia biosimilar currently on the market in the U.S., EU or Japan.

•Yervoy revenues increased 7% during the third quarter of 2026 and 6% year-to-date, primarily due to higher demand. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 8% and 5%, respectively. BMS is not aware of a Yervoy biosimilar on the market in the U.S., EU or Japan.

•Reblozyl revenues increased 22% during the third quarter of 2026 and 23% year-to-date, primarily due to higher demand.

•Breyanzi revenues increased 46% during the third quarter of 2026 and 47% year-to-date, primarily due to higher demand. The third quarter increase was partially offset by foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 48% and 47%, respectively.

•Opdualag revenues increased 23% during the third quarter of 2026 and 21% year-to-date, primarily due to higher demand. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 23% and 20%, respectively.

•Camzyos revenues increased 42% during the third quarter of 2026 and 61% year-to-date, primarily due to higher demand. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 42% and 60%, respectively.

•Zeposia revenues increased 5% during the third quarter of 2026 and 9% year-to-date, primarily due to higher average net selling prices and foreign exchange impacts of (1)% and 1%, respectively. Excluding foreign exchange impacts, revenues increased 5% and 8%, respectively.

•Sotyktu revenues increased 26% during the third quarter of 2026 and 24% year-to-date, primarily due to higher average net selling prices. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 25% and 23%, respectively.

•Krazati revenues increased 10% during the third quarter of 2026 and 9% year-to-date, primarily due to higher demand.

•Cobenfy revenues increased 33% during the third quarter of 2026 and 68% year-to-date, primarily due to higher demand in the U.S.

Legacy Portfolio

•Eliquis revenues increased 25% during the third quarter of 2026 and 21% year-to-date, primarily due to higher average net selling prices in the U.S. and higher demand. In 2026, the Company reduced the list price for Eliquis in the U.S., which resulted in higher realized average net selling prices due to lower rebates. The year-to-date increase also reflects foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues increased 26% and 20%, respectively. Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers have sought to challenge our Eliquis patents and related SPCs and have begun marketing generic versions of Eliquis in certain countries prior to the expiry of our patents and related SPCs, which has led to the filing of infringement and invalidity actions involving our Eliquis patents and related SPCs in various countries in Europe. In the EU, the apixaban composition of matter patents and related SPCs expire in November 2026. Additionally, in October 2026, BMS and Pfizer initiated a patent infringement action against an applicant seeking approval to market apixaban products in the U.S. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property" for further information.

•Revlimid revenues decreased 47% during the third quarter of 2026 and 54% year-to-date, primarily due to lower demand in the U.S. as a result of generic erosion. In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. As of January 31, 2026, these licenses are no longer volume-limited. In the EU and Japan, generic lenalidomide products have entered the market.

•Pomalyst/Imnovid revenues decreased 81% during the third quarter of 2026 and 59% year-to-date, primarily due to lower demand in the U.S. as a result of generic erosion. Excluding foreign exchange impacts, revenues decreased 80% and 58%, respectively. In the U.S. (March 2026) and EU, generics have entered the market.

•Sprycel revenues decreased 38% during the third quarter of 2026 and 44% year-to-date, primarily due to lower demand as a result of generic erosion. The third quarter decrease also reflects foreign exchange impacts of (1)%. Excluding foreign exchange impacts, revenues decreased 38% and 43%, respectively.

•Abraxane revenues decreased 13% during the third quarter of 2026 and 40% year-to-date, primarily due to lower demand as a result of generic erosion. Excluding foreign exchange impacts, revenues decreased 12% and 40%, respectively.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— SEC Consent Order" in our 2025 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to certain limited exceptions. There were none as of September 30, 2026, for our U.S. distribution channels, and as of June 30, 2026, for our non-U.S. distribution channels.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 90% of total gross sales of U.S. products during the nine months ended September 30, 2026. Factors that may influence our estimates include generic erosion, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business during the nine months ended September 30, 2026 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to certain limited exceptions, in our next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in millions	2026	2025	% Change	2026	2025	% Change
Cost of products sold(a)	$4,146	$3,435	21%	$11,292	$9,839	15%
Selling, general and administrative	1,699	1,789	(5)%	5,142	5,086	1%
Research and development	2,365	2,528	(6)%	7,973	7,365	8%
Acquired IPRD	1,558	633	146%	1,651	2,328	(29)%
Amortization of acquired intangible assets	458	831	(45)%	1,332	2,491	(47)%
Other (income)/expense, net	307	(108)	NM	279	725	(62)%
Total Expenses	$10,533	$9,108	16%	$27,670	$27,834	(1)%
NM    Calculation is not meaningful.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $711 million in the third quarter of 2026 and $1.5 billion year-to-date, primarily due to alliance profit sharing for Eliquis and, to a lesser extent, a one-time $140 million charge related to a contract termination in 2026.

Selling, General and Administrative

Selling, general and administrative expense decreased by $90 million in the third quarter of 2026 and increased $56 million year-to-date.

Research and Development

Research and development expense decreased by $163 million in the third quarter of 2026 and increased by $608 million year-to-date. The year-to-date increase was primarily due to higher IPRD impairment charges and the purchase of a priority review voucher, partially offset by cost savings from the Company's ongoing strategic productivity initiative in 2026.

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
BioNTech upfront fee and anniversary payment	$500	$—	$500	$1,500
Hengrui upfront fee and anniversary payment	775	—	775	—
Philochem upfront fee	—	350	—	350
SystImmune milestones	250	250	250	250
BioArctic upfront fee	—	—	—	100
Evotec designation and opt-in license fees	—	25	10	108
Other	33	8	116	20
Acquired IPRD	$1,558	$633	$1,651	$2,328

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $373 million in the third quarter of 2026 and $1.2 billion year-to-date, primarily due to the lower amortization expense related to Pomalyst. The Pomalyst acquired marketed product right was fully amortized in the fourth quarter of 2025.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $415 million in the third quarter of 2026 and $446 million year-to-date as discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Interest expense	$403	$480	$1,220	$1,459
Royalty income - divestitures	—	(286)	—	(844)
Royalty and licensing income	(200)	(276)	(580)	(697)
Investment income	(118)	(161)	(323)	(438)
Provision for restructuring	187	75	247	432
Litigation and other settlements	3	165	11	424
Contingent consideration	—	—	—	336
Equity investment (gains)/losses, net	26	(190)	(222)	(90)
Integration expenses	10	36	46	110
Divestiture (gains)/losses, net	—	8	(162)	1
Other	(4)	40	41	33
Other (income)/expense, net	$307	$(108)	$279	$725

•As part of our diabetes termination agreement with AstraZeneca, we received royalty payments based on net sales, which terminated as of December 31, 2025.
•Litigation and other settlements includes amounts related to a securities litigation matter during the third quarter of 2025. Year-to-date 2025 also includes amounts related to a pricing, sales and promotional practices dispute.
•Contingent consideration year-to-date 2025 reflects the change in fair value of the contingent value rights associated with the Mirati acquisition. Refer to "Item 1. Financial Statements—Note 5. Other (Income)/Expense, Net" for more information.
•Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information on equity investment (gains)/losses, net.
•Divestiture (gains)/losses, net year-to-date 2026 includes a $109 million gain related to the sale of BMS's 60% ownership stake in Sino-American Shanghai Squibb Pharmaceuticals. Refer to “Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025
Earnings/(Loss) before income taxes	$2,536	$3,114	$9,862	$7,858
Income tax provision	374	919	1,705	1,888
Effective tax rate	14.8%	29.5%	17.3%	24.0%

Impact of specified items	(0.6)%	(7.2)%	(0.9)%	(6.1)%
Effective tax rate excluding specified items	14.1%	22.3%	16.4%	17.9%

Provision for income taxes in interim periods is determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The decreases in the effective tax rates for the third quarter of 2026 and year-to-date were primarily driven by jurisdictional earnings mix and the addition of $160 million of reserves recorded during the three months ended September 30, 2025. Excluding the impact of specified items, the decreases in the effective tax rates for the third quarter of 2026 and year-to-date were primarily driven by jurisdictional earnings mix.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods, including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwinding of inventory purchase price adjustments, (iii) integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) costs of acquiring a priority review voucher, (vii) divestiture gains or losses, (viii) stock compensation resulting from acquisition-related equity awards, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnerships and other investments), and (xi) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates, as well as certain other significant tax items. We also provide worldwide and international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are included in Exhibit 99.1 to our Form 8-K filed on October 29, 2026 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2026	2025	2026	2025

Inventory purchase price accounting adjustments	$13	$13	$38	$38
Site exit and other costs	—	110	3	114
Cost of products sold	13	122	41	152

Acquisition related charges	—	—	—	19
Site exit and other costs	—	1	1	6
Selling, general and administrative	—	1	1	25

IPRD impairments	—	85	830	385
Priority review voucher	—	—	220	—
Site exit and other costs	1	10	6	49
Research and development	1	95	1,056	434

Amortization of acquired intangible assets	458	831	1,332	2,491

Interest expense	(9)	(12)	(27)	(36)
Provision for restructuring	187	75	247	432
Litigation and other settlements	—	179	—	425
Contingent consideration	—	—	—	336
Equity investment (gains)/losses, net	26	(190)	(222)	(92)
Integration expenses	10	36	46	110
Divestiture (gains)/losses, net	—	10	(160)	3
Other	—	—	3	13
Other (income)/expense, net	214	98	(113)	1,189

Increase to earnings/(loss) before income taxes	687	1,148	2,316	4,291

Income taxes on items above	(81)	(190)	(296)	(447)
Specified tax charge/(benefit)(a)	—	160	—	160
Income taxes	(81)	(31)	(296)	(287)

Increase to net earnings/(loss) attributable to BMS	$606	$1,117	$2,020	$4,004
(a)    Includes changes to tax reserves during 2025 related to certain matters under IRS audit.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions, except per share data	2026	2025	2026	2025
Net earnings/(loss) attributable to BMS
GAAP	$2,162	$2,201	$8,156	$5,967
Specified items	606	1,117	2,020	4,004
Non-GAAP	$2,767	$3,318	$10,176	$9,971

Weighted-average common shares outstanding – diluted	2,053	2,039	2,049	2,039

Diluted earnings/(loss) per share attributable to BMS
GAAP	$1.05	$1.08	$3.98	$2.93
Specified items	0.30	0.55	0.99	1.96
Non-GAAP	$1.35	$1.63	$4.97	$4.89

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in millions	September 30, 2026	December 31, 2025
Cash and cash equivalents	$9,574	$10,209
Marketable debt securities – current	3,007	464
Marketable debt securities – non-current	378	396
Total cash, cash equivalents and marketable debt securities	12,959	11,069
Short-term debt obligations	(1,028)	(2,261)
Long-term debt	(41,849)	(42,850)
Net debt position	$(29,918)	$(34,043)

We believe that our existing cash, cash equivalents and marketable debt securities together with our ability to generate cash from operations and our access to short-term and long-term borrowings are sufficient to satisfy our existing and anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities, as well as any debt repurchases through redemptions or tender offers. During the nine months ended September 30, 2026, our net debt position decreased by $4.1 billion primarily driven by cash provided by operations of $8.7 billion, partially offset by dividend payments of $3.9 billion.

During the nine months ended September 30, 2026, $1.7 billion of debt matured and was repaid, including the $1.2 billion 3.20% Notes and $500 million of floating rate notes.

During the nine months ended September 30, 2025, the $229 million 3.875% Notes and €575 million 1.000% Euro Notes matured and were repaid.

Under our commercial paper program, we may issue a maximum of $5.0 billion of unsecured notes with maturities of not more than 365 days from the date of issuance.

As of September 30, 2026 and December 31, 2025, we had a five-year $5.0 billion revolving credit facility, which is extendable annually by one year with the consent of the lenders. In January 2026, we extended the termination date of the credit facility from January 2030 to January 2031. The facility provides for customary terms and conditions with no financial covenants and is used to provide backup liquidity for the Company's commercial paper borrowings. No borrowings were outstanding under the revolving credit facility as of September 30, 2026 and December 31, 2025.

Dividend payments were $3.9 billion during the nine months ended September 30, 2026. The decision to authorize dividends is made on a quarterly basis by our Board of Directors.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in millions	2026	2025
Cash flow provided by/(used in):
Operating activities	$8,678	$12,182
Investing activities	(3,849)	(2,674)
Financing activities	(5,412)	(4,319)
Operating Activities
The $3.5 billion decrease in cash provided by operating activities compared to 2025 was primarily driven by lower net customer receipts, partially offset by lower interest payments and lower payments made in the ordinary course of business. The decrease in net customer receipts primarily reflected lower cash collections due to generic erosion across much of the Legacy Portfolio and the Eliquis list price reduction, partially offset by the corresponding reduction in GTN payments.

Investing Activities

Cash used in investing activities during 2026 was primarily driven by net purchases of marketable debt securities of $2.5 billion, a $600 million upfront payment made pursuant to the Hengrui license agreements and a $500 million anniversary payment made pursuant to the BioNTech collaboration.

Financing Activities

Cash used in financing activities during 2026 was primarily driven by dividend payments of $3.9 billion and the repayment of $1.7 billion of long-term debt.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late-stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the third quarter of 2026 as of October 29, 2026:

Product	Indication	Date	Developments

admilparant	IPF	October 2026	Announced topline results from the pivotal Phase III ALOFT-IPF trial evaluating the efficacy, safety and tolerability of admilparant, a potential first-in-class, orally administered, potent and selective lysophosphatidic acid receptor 1 (LPA1) antagonist, in adults with IPF. The trial met its primary endpoint at the 60 mg dose, with admilparant demonstrating a statistically significant improvement compared to placebo in absolute change in forced vital capacity (FVC) from baseline at Week 52. At the 120 mg dose, admilparant slowed the decline of FVC but was not statistically significant. Admilparant demonstrated a well-tolerated safety profile across both doses in the ALOFT-IPF trial. In both admilparant arms of the trial, discontinuations due to adverse events were low and similar to placebo.

arlo-cel	RRMM	September 2026	Announced positive Phase II results from the registrational QUINTESSENTIAL trial of arlocabtagene autoleucel (arlo-cel BMS-986393) in adult patients with quadruple-class exposed RRMM. Results show the study met its primary endpoint with arlo-cel demonstrating a statistically significant and clinically meaningful overall response rate (ORR) in patients with quadruple-class exposed RRMM who had received four or more prior lines of therapy. The study also met the key secondary endpoint of complete response rate (CRR) in patients with RRMM who had been quadruple-class exposed after four or more prior lines of therapy, and the key secondary endpoints of ORR and CRR after three or more prior lines of therapy.

Camzyos	oHCM	September 2026
The FDA expanded approval of Camzyos for the treatment of symptomatic oHCM to improve functional capacity and symptoms in adults and pediatric patients weighing 30 kg (66 lbs) or more. This FDA approval is based on positive results from the Phase III SCOUT-HCM trial.

August 2026
Announced new five-year results from EXPLORER-LTE long-term extension trial of Camzyos for the treatment of adult patients with oHCM, in which the safety profile of Camzyos remained consistent through five years and with no new safety signals identified. A substantial portion of patients experienced sustained and clinically meaningful reduction of left ventricular outflow tract obstruction, improved by at least one NYHA class and experienced notable improvements in echocardiographic measures and biomarkers. No new safety signals were observed that were not observed in the primary EXPLORER-HCM study.

Product	Indication	Date	Developments

izalontamab brengitecan (iza-bren)	Breast Cancer	October 2026	Announced, with SystImmune, that SystImmune’s parent company Sichuan Biokin Pharmaceutical, Ltd. (Biokin) reported positive results from a prespecified interim analysis of the randomized Phase III PANKU-Breast01 study, evaluating iza-bren, an investigational, potentially first-in-class, dual-targeting EGFRxHER3 bispecific antibody-drug conjugate (ADC), versus chemotherapy in patients with unresectable locally advanced, recurrent or metastatic hormone receptor-positive (HR+)/HER2-negative (HER2-) breast cancer who have failed at least one prior line of chemotherapy. With a median follow-up for PFS of 15.2 months, results showed iza-bren reduced the risk of disease progression or death, the study’s primary endpoint, by 59%, with median PFS vs. chemotherapy of 8.2 months vs. 4.0 months as assessed by Blinded Independent Central Review (BICR). Overall survival, a key secondary endpoint of the study, was immature at the time of interim analysis. The safety profile for iza-bren was manageable and no new safety signals were identified.
	NSCLC	October 2026	Announced, with SystImmune, that SystImmune’s parent company Biokin reported positive results from a prespecified interim analysis in the randomized, multicenter Phase III PANKU-Lung01 study evaluating iza-bren, an investigational, first-in-class, dual-targeting EGFRxHER3 bispecific antibody-drug conjugate (ADC), versus platinum-based chemotherapy (PBC) in patients with EGFR-mutated non-squamous NSCLC who were previously treated with an EGFR tyrosine kinase inhibitor (TKI). Median follow-up for PFS was 14.6 months. Results showed iza-bren significantly improved PFS, the study’s primary endpoint, compared to PBC, with a median PFS by Blinded Independent Central Review (BICR) of 11.1 months for iza-bren vs. 5.7 months for PBC. For the secondary endpoint of overall survival (OS), data were immature, though a favorable trend toward improved OS was observed with iza-bren vs. PBC. Iza-bren showed a manageable safety profile in this population, with no new safety signals observed.

mezigdomide	RRMM	July 2026	Announced that the FDA accepted an NDA for mezigdomide in combination with carfilzomib and dexamethasone (MeziKd) in patients with RRMM. The filing was based on positive results from the Phase III SUCCESSOR-2 trial showing MeziKd demonstrated a clinically meaningful and statistically significant improvement in PFS; a 52% reduction in the risk of disease progression or death compared with Kd in patients with relapsed or refractory multiple myeloma, including those at first relapse after prior treatment with an anti-CD38 monoclonal antibody and lenalidomide. The FDA has granted a PDUFA date of May 13, 2027 for this indication.

obexelimab	IgG4-RD	August 2026	Submitted the initial Japanese New Drug Application (JNDA) to Japan's Pharmaceuticals and Medical Devices Agency (PMDA) for obexelimab for the treatment of IgG4-related disease. This submission is based on results from the Phase III INDIGO trial and falls under the PMDA priority review based on the orphan product designation received in 2023.

Reblozyl	MF-Associated Anemia	July 2026
The FDA accepted the supplemental Biologics License Application for Reblozyl with concomitant janus kinase inhibitor therapy in adults patients with MF-associated anemia receiving red blood cell transfusions. The acceptance was supported by results from the Phase III INDEPENDENCE study. The FDA granted a PDUFA date of March 11, 2027.

RYZ101	GEP-NETs	October 2026	Announced positive topline results from the planned interim analysis of the ACTION-1 trial conducted by RayzeBio, Inc., a BMS company. The study met the primary endpoint with a statistically significant and clinically meaningful improvement in PFS by blinded independent central review, and safety results consistent with the known RYZ101 safety profile. ACTION-1 is a randomized Phase III clinical trial evaluating RYZ101 (225Ac-DOTATATE) versus investigator's choice of standard of care (high-dose or high-frequency long-acting somatostatin analogues, everolimus, or sunitinib) in patients with SSTR+ GEP-NETs who have progressed following Lutetium-177 (Lu177)-based therapy.

Sotyktu	PsA	September 2026
Announced positive results from the Phase III POETYK PsA-2 trial, and its open-label extension, of Sotyktu for treatment of adults with active psoriatic arthritis, in which the safety profile of Sotyktu remained consistent through two years of treatment.

Product	Indication	Date	Developments

Zenbexus (iberdomide)	RRMM	October 2026
Announced positive topline results from the Phase III EXCALIBER-RRMM study, evaluating Zenbexus (iberdomide) in combination with daratumumab and dexamethasone (ZDd) in 800 patients with MM, as early as first relapse. Results showed ZDd demonstrated a statistically significant improvement in the dual-primary endpoint of PFS. The safety profile of Zenbexus in combination with standard therapies remained consistent with previously reported safety findings from the study. These results build on the previously reported improvement in minimal residual disease (MRD)-negative complete response vs. DVd, the other dual-primary endpoint, which supported the FDA approval of Zenbexus for RRMM.

August 2026
The FDA approved Zenbexus (iberdomide) in combination with daratumumab and hyaluronidase-fihj and dexamethasone (ZDd) for the treatment of adult patients with MM who have received at least one prior line of therapy including a proteasome inhibitor and an immunomodulatory agent. Full approval for this indication will be contingent upon verification and description of clinical benefit in the confirmatory trial(s). The approval is based on results from Phase III EXCALIBER-RRMM trial, which showed that treatment with ZDd demonstrated a statistically significant improvement in one of the dual primary endpoints of minimal residual disease (MRD)-negative complete response.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2026. For information regarding the impact of recently adopted accounting standards, refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards."

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2025 Form 10-K. There have been no material changes to our market risk during the nine months ended September 30, 2026.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, such disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in "Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies," to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in millions, except per share data
July 1 to 31, 2026	71,019	$62.24	—	$5,014
August 1 to 31, 2026	7,410	$62.94	—	$5,014
September 1 to 30, 2026	26,634	$66.69	—	$5,014
Three months ended September 30, 2026	105,063		—
(a)Includes shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock. From time to time thereafter, the Board approved additional share repurchase authorizations totaling an amount of $25.0 billion, including the most recent authorization of $3.0 billion in December 2023. The remaining share repurchase capacity under the program was $5.0 billion as of September 30, 2026. Our share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
22.	Subsidiary Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of Bristol Myers Squibb Company's Annual Report on Form 10-K filed on February 11, 2026)
31a.	Section 302 Certification Letter (filed herewith).
31b.	Section 302 Certification Letter (filed herewith).
32a.	Section 906 Certification Letter (furnished herewith).
32b.	Section 906 Certification Letter (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Keytruda and Winrevair are trademarks of Merck; Plavix is a trademark of Sanofi; and Tecentriq is a trademark of Genentech, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025	MCL	mantle cell lymphoma
2seventy bio	2seventy bio, Inc.	Merck	Merck & Co., Inc., Rahway, NJ, USA
ANDA	Abbreviated New Drug Application	MF	myelofibrosis
AOCL	Accumulated other comprehensive loss	Mirati	Mirati Therapeutics, Inc.
AstraZeneca	AstraZeneca PLC	MM	multiple myeloma
AVD	doxorubicin, vinblastine and dacarbazine	MZL	marginal zone lymphoma
BioArctic	BioArctic AB	NDA	New Drug Application
BioNTech	BioNTech SE	NSCLC	non-small cell lung cancer
Celgene	Celgene Corporation	NYHA	New York Heart Association
CELMoD	cereblon E3 ligase modulator	oHCM	Obstructive Hypertrophic Cardiomyopathy
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Ono	Ono Pharmaceutical Co., Ltd
cHL	classical Hodgkins Lymphoma	PD-1	programmed cell death protein 1
CRC	colorectal cancer	PD-L1	programmed death-ligand 1
CVR	Contingent value right	PDUFA	Prescription Drug User Fee Act
Dr. Reddy's Laboratories	Dr. Reddy's Laboratories, Limited and Dr. Reddy's Laboratories, Inc.	Philochem	Philochem AG
DVd	daratumumab, bortezomib and dexamethasone	Pfizer	Pfizer, Inc.
EC	European Commission	PFS	progression-free survival
EPS	earnings per share	PsA	psoriatic arthritis
ESCC	esophageal squamous cell carcinoma	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended September 30, 2026
ES-SCLC	extensive stage small cell lung cancer	R&D	research and development
EU	European Union	RDFV	readily determinable fair values
Evotec	Evotec SE	REMS	risk evaluation and mitigation strategy
Exchange Act	the Securities Exchange Act of 1934	Roche	F. Hoffman-La Roche & Co.
FASB	Financial Accounting Standards Board	RRMM	relapsed or refractory multiple myeloma
FDA	U.S. Food and Drug Administration	Sanofi	Sanofi S.A.
GAAP	generally accepted accounting principles	SAR	Special Administrative Region
GEP-NETs	gastroenteropancreatic neuroendocrine tumors	SEC	U.S. Securities and Exchange Commission
GTN	gross-to-net	SPC	Supplementary Protection Certificate
HCM	hypertrophic cardiomyopathy	SSTR+	somatostatin receptor-positive
Hengrui	Jiangsu Hengrui Pharmaceuticals Co., Ltd.	SystImmune	SystImmune, Inc.
HHS	Health and Human Services	TNBC	triple negative breast cancer
IPF	idiopathic pulmonary fibrosis	UK	United Kingdom
IPRD	in-process research and development	U.S.	United States
IRA	Inflation Reduction Act of 2022	VAT	value added tax
IRS	Internal Revenue Service	VEGF-A	Vascular endothelial growth factor A
IT	Information Technology

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 29, 2026	By:	/s/ Christopher Boerner, Ph.D.
Christopher Boerner, Ph.D. Chair of the Board and Chief Executive Officer

Date:	October 29, 2026	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer